Form 10-Q
period 2017-09-30
ACM Research, Inc.
filed 2017-12-08
CIK 1680062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-38273

ACM Research, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3290283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

42307 Osgood Road, Suite I Fremont California	94539
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 445-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock $0.0001 par value	12,935,546 shares outstanding as of December 5, 2017
Class B Common Stock $0.0001 par value	2,409,738 shares outstanding as of December 5, 2017

We conduct our business operations principally through ACM Research (Shanghai), Inc., or ACM Shanghai, a subsidiary of ACM Research, Inc., or ACM Research. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. (including its predecessor prior to its redomestication from California to Delaware in November 2016) and its subsidiaries, including ACM Shanghai, collectively.

SAPS, TEBO and ULTRA C are our trademarks. This report also contains other companies’ trademarks, registered marks and trade names, which are the property of those companies.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements.

These statements reflect our current views with respect to future events and are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of Part II of this report. that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we assume no obligation to update these statements publicly, or to update the reasons actual results could differ materially from those anticipated in these statements, even if new information becomes available in the future.

You should read this report, and the documents that we reference in this report and have filed as exhibits to the registration statement of which this report is a part, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACM RESEARCH, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016	Pro Forma September 30, 2017
	(in thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$17,074	$10,119	$17,074
Restricted cash	433	—	433
Accounts receivable, less allowance for doubtful accounts of $0 and $0 at September 30, 2017 and December 31, 2016, respectively (note 3)	15,784	16,026	15,784
Loans receivable – related party (note 12)	946	—	946
Other receivables	2,017	1,763	2,017
Inventory (note 4)	18,077	11,666	18,077
Prepaid expenses	801	720	801
Other current assets	890	53	890

Total current assets	56,022	40,347	56,022
Property, plant and equipment, net (note 5)	2,346	2,262	2,346
Intangible assets, net	35	17	35
Deferred tax assets (note 17)	1,433	1,841	1,433
Investment in equity method affiliates (note 11)	1,220	—	1,220

Total assets	$61,056	$44,467	$61,056

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term borrowings (note 6)	$3,472	$4,761	$3,472
Notes payable	11	11	11
Investors’ deposit (note 8)	—	2,902	—
Warrant liability (note 9)	3,033	—	3,033
Accounts payable (including amounts due to a related party of $1,925 and $508 at September 30, 2017 and December 31, 2016, respectively (note 12))	8,667	5,173	8,667
Advances from customers	75	215	75
Income tax payable	44	44	44
Other payables and accrued expenses (including amounts due to a related-party of $2,024 and $1,883 as of September 30, 2017 and December 31, 2016, respectively (note 12) (note 7))	5,264	3,963	5,264

Total current liabilities	20,566	17,069	20,566
Other long-term liabilities (note 10)	6,682	6,879	6,682

Total liabilities	27,248	23,948	27,248

Commitments and contingencies (Note 18)
Redeemable convertible preferred stock, par value $0.0001:
Series A: 385,000 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016 (liquidation value of $308 at September 30, 2017 and December 31, 2016); and no shares authorized, issued or outstanding pro forma as of September 30, 2017	288	288	—
Series B: 1,572,000 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016 (liquidation value of $1,572 at September 30, 2017 and December 31, 2016) and no shares authorized, issued or outstanding pro forma as of September 30, 2017	1,572	1,572	—
Series C: 1,360,962 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016 (liquidation value of $2,041 at September 30, 2017 and December 31, 2016); and no shares authorized, issued or outstanding, pro forma as of September 30, 2017	2,041	2,041	—
Series D: 2,659,975 shares authorized and 1,326,642 shares issued and outstanding as of September 30, 2017 and December 31, 2016 (liquidation value of $4,975 at September 30, 2017 and December 31, 2016); and no shares authorized, issued or outstanding, pro forma as of September 30, 2017	4,975	4,975	—
Series E: 10,718,530 shares authorized, 4,998,508 shares issued and outstanding as of September 30, 2017 (liquidation value of $4,999 at September 30, 2017); and no shares authorized, issued or outstanding as of December 31, 2016 and pro forma as of September 30, 2017	5,800	—	—
Series F: 6,000,000 shares authorized, 3,663,254 shares issued and outstanding as of September 30, 2017 and December 31, 2016 (liquidation value of $9,158 at September 30, 2017 and December 31, 2016); and no shares authorized, issued or outstanding pro forma as of September 30, 2017	9,158	9,158	—

Total redeemable convertible preferred stock (note 15)	23,834	18,034	—

Stockholders’ equity (deficit):
Common stock – Class A, with par value $0.0001: 100,000,000 shares authorized, 4,741,635 shares issued and outstanding as of September 30, 2017; 100,000,000 shares authorized and 2,228,740 shares issued and outstanding as of December 31, 2016; 100,000,000 shares authorized and 9,369,212 shares issued and outstanding pro forma as of September 30, 2017 (note 14)	1	1	1
Common stock – Class B, with par value $0.0001: 7,303,533 shares authorized and 2,409,738 shares issued and outstanding as of September 30, 2017 and December 31, 2016; and 7,303,533 shares authorized and 2,409,738 shares issued and outstanding pro forma as of September 30, 2017 (note 14)	1	1	1
Additional paid in capital	19,244	7,620	43,078
Accumulated deficit	(13,344)	(9,643)	(13,344)
Accumulated other comprehensive loss	(109)	(413)	(109)

Total ACM Research, Inc. stockholders’ equity (deficit)	5,793	(2,434)	29,627
Non-controlling interests	4,181	4,919	4,181

Total stockholders’ equity	9,974	2,485	33,808

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$61,056	$44,467	$61,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousand)		(in thousand)
Revenue	$4,891	$4,904	$19,314	$13,026
Cost of revenue	2,692	1,989	11,262	7,281

Gross profit	2,199	2,915	8,052	5,745

Operating expenses, net:
Sales and marketing	1,036	709	3,619	2,527
Research and development	1,209	813	3,076	2,299
General and administrative	1,264	605	4,422	1,694

Total operating expenses, net	3,509	2,127	11,117	6,520

Income (loss) from operations	(1,310)	788	(3,065)	(775)
Interest income	2	7	7	13
Interest expense	(33)	(67)	(197)	(118)
Equity in net income of affiliates	20	—	20	—
Non-operating income (expense), net	(239)	(35)	(531)	471

Income (loss) before income taxes	(1,560)	693	(3,766)	(409)
Income tax benefit (expense) (note 17)	278	(132)	(471)	(59)

Net income (loss)	(1,282)	561	(4,237)	(468)
Less: Net income (loss) attributable to non-controlling interests	(327)	199	(535)	(277)

Net income (loss) attributable to ACM Research, Inc.	$(955)	$362	$(3,702)	$(191)

Comprehensive income (loss):
Net income (loss)	$(1,282)	$561	$(4,237)	$(468)
Foreign currency translation adjustment	228	(66)	492	(199)

Comprehensive income (loss)	(1,054)	495	(3,745)	(667)
Less: Comprehensive income (loss) attributable to non-controlling interests	(237)	175	(347)	(351)

Total comprehensive income (loss) attributable to ACM Research, Inc.	$(817)	$320	$(3,398)	$(316)

Net income (loss) per common shares (note 2)
Basic	$(0.17)	$0.07	$(0.72)	$(0.09)
Diluted	$(0.17)	$0.05	$(0.72)	$(0.09)
Weighted average common stocks outstanding used in computing per share amounts (note 2)
Basic	5,581,637	2,108,324	5,148,255	2,077,115
Diluted	5,581,637	3,372,505	5,148,255	2,077,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,237)	$(468)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	183	134
Undistributed earnings from investments in equity method affiliates	(20)	—
Loss on disposals of fixed assets, intangible assets and other long-term assets	—	3
Deferred income taxes	491	58
Stock-based compensation	1,692	193
Net changes in operating assets and liabilities:
Restricted Cash	(433)	—
Accounts receivable	966	7,828
Other receivables	(170)	11
Inventory	(5,933)	(1,925)
Prepaid expenses	(20)	430
Other current assets	(836)	(20)
Accounts payable	3,242	1,000
Advances from customers	(180)	(4,487)
Other payables and accrued expenses	1,099	(307)
Other long-term liabilities	(505)	519

Net cash provided by (used in) operating activities	(4,661)	2,969

Cash flows from investing activities:
Purchase of property and equipment	(149)	(177)
Purchase of intangible assets	(37)	(22)
Proceed from disposal of property and equipment	—	8
Loan to related party	(946)	—
Purchase of non-controlling interest	(6,154)	—
Investments in unconsolidated equity method affiliates	(1,200)	—

Net cash used in investing activities	(8,486)	(191)

Cash flows from financing activities:
Proceeds from short-term borrowings	8,153	3,795
Repayments of short-term borrowings	(9,643)	(7,398)
Proceeds from stock option exercise to common stock	396	53
Proceed from issuance of Series E convertible preferred stock	5,800	—
Proceeds from issuance of Common Stock	15,300	—
Investor deposits for Series F convertible preferred stock	—	4,328

Net cash provided by financing activities	20,006	778

Effect of exchange rate changes on cash and cash equivalents	96	(114)

Net increase in cash and cash equivalents	6,955	3,442
Cash and cash equivalents at beginning of period	10,119	4,401

Cash and cash equivalents at end of period	$17,074	$7,843

Supplemental disclosure of cash flow information:
Interest paid	$196	$99
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

NOTE 1 – DESCRIPTION OF BUSINESS

ACM Research, Inc. (“ACM”) and its subsidiaries (collectively with ACM, the “Company”) develop, manufacture and sell single-wafer wet cleaning equipment used to improve the manufacturing process and yield for advanced integrated chips. The Company markets and sells, under the brand name “Ultra C,” lines of equipment based on the Company’s proprietary Space Alternated Phase Shift (“SAPS”) and Timely Energized Bubble Oscillation (“TEBO”) technologies. These tools are designed to remove random defects from a wafer surface efficiently, without damaging the wafer or its features, even at increasingly advanced process nodes.

ACM was incorporated in California in 1998, and it initially focused on developing tools for manufacturing process steps involving the integration of ultra low-K materials and copper. The Company’s early efforts focused on stress-free copper-polishing technology, and it sold tools based on that technology in the early 2000s.

In 2006 the Company established its operational center in Shanghai in the People’s Republic of China (the “PRC”), where it operates through ACM’s subsidiary ACM Research (Shanghai), Inc. (“ACM Shanghai”). ACM Shanghai was formed to help establish and build relationships with integrated circuit manufacturers in the PRC, and the Company financed its Shanghai operations in part through sales of non-controlling equity interests in ACM Shanghai.

In 2007 the Company began to focus its development efforts on single-wafer wet-cleaning solutions for the front-end chip fabrication process. The Company introduced its SAPS megasonic technology, which can be applied in wet wafer cleaning at numerous steps during the chip fabrication process, in 2009. It introduced its TEBO technology, which can be applied at numerous steps during the fabrication of small node two-dimensional conventional and three-dimensional patterned wafers, in March 2016. The Company has designed its equipment models for SAPS and TEBO solutions using a modular configuration that enables it to create a wet-cleaning tool meeting the specific requirements of a customer, while using pre-existing designs for chamber, electrical, chemical delivery and other modules. The Company also offers a range of custom-made equipment, including cleaners, coaters and developers, to back-end wafer assembly and packaging factories, principally in the PRC.

In 2011 ACM Shanghai formed a wholly owned subsidiary in the PRC, ACM Research (Wuxi), Inc. (“ACM Wuxi”), to manage sales and service operations.

In November 2016 ACM redomesticated from California to Delaware pursuant to a merger in which ACM Research, Inc., a California corporation, was merged into a newly formed, wholly owned Delaware subsidiary, also named ACM Research, Inc.

In June 2017 ACM formed a wholly owned subsidiary in Hong Kong, CleanChip Technologies Limited (“CleanChip”), to act on the Company’s behalf in Asian markets outside the PRC by, for example, serving as a trading partner between ACM Shanghai and its customers, procuring raw materials and components, performing sales and marketing activities, and making strategic investments.

In August 2017 ACM purchased 18.77% of ACM Shanghai’s equity interests held by Shanghai Science and Technology Venture Capital Co., Ltd. (“SSTVC”). As of September 30, 2017, and December 31, 2016, respectively, ACM owned 81.64% and 62.87% of the outstanding equity interests of ACM Shanghai, and indirectly through ACM Shanghai, owned 81.64% and 62.87% of the outstanding equity interests of ACM Wuxi, respectively. In August 2017 ACM entered into securities purchase agreements pursuant to which ACM proposes to acquire the remaining outstanding non-controlling equity interests of ACM Shanghai (see note 14).

On September 13, 2017, ACM effectuated a 1-for-3 reverse stock split (the “Reverse Split”) of Class A and Class B common stock. Unless otherwise indicated, all share numbers, per share amount, share prices, exercise prices and conversion rates set forth in those notes and the accompanying condensed consolidated financial statements have been adjusted retrospectively to reflect the Reverse Split.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated accounts include ACM and its subsidiaries, ACM Shanghai, ACM Wuxi and CleanChip. Subsidiaries are those entities in which ACM, directly and indirectly, controls more than one half of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation.

The accompanying condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments, which are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future period. The condensed consolidated financial statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2016.

Unaudited Pro Forma Balance Sheet

The unaudited pro forma condensed consolidated balance sheet as of September 30, 2017 gives effect to the automatic conversion of all of the Company’s outstanding redeemable convertible preferred stock into shares of Class A common stock, which occurred upon completion of an IPO of common stock on November 7, 2017.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for the valuation and recognition of stock-based compensation arrangements and warrant liability, realization of deferred tax assets, assessment for impairment of long-lived assets, allowance for doubtful accounts, inventory valuation for excess and obsolete inventories, lower of cost and market value or net realizable value of inventories, depreciable lives of property and equipment, and useful life of intangible assets. Management of the Company believes that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ materially from those estimates.

Restricted Cash

Restricted cash is money that is reserved for a specific purpose and therefore not available for immediate or general business use. At September 30, 2017 and December 31, 2016, restricted cash was $433 and $0, respectively. The restricted cash represents a deposit for a letter of credit issued for international purchase.

Deferred Initial Public Offering (“IPO”) Costs

Direct costs incurred by the Company attributable to its IPO of Class A common stock in the United States were deferred and recorded in other current assets and will be offset against the gross proceeds received from the IPO. At September 30, 2017 and December 31, 2016, deferred IPO costs were $819 and $41, respectively.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(1,282)	$561	$(4,237)	$(468)
Net income (loss) attributable to non-controlling interest	(327)	199	(535)	(277)
Net income allocated to participating securities	—	205	—	—

Net income (loss) available to common stockholders, basic and diluted	$(955)	$157	$(3,702)	$(191)

Denominator:
Weighted average shares outstanding, basic	5,581,637	2,108,324	5,148,255	2,077,115
Effect of dilutive securities	—	1,264,181	—	—

Weighted average shares outstanding, diluted	5,581,637	3,372,505	5,148,255	2,077,115

Net income (loss) per common share:
Basic	$(0.17)	$0.07	$(0.72)	$(0.09)
Diluted	$(0.17)	$0.05	$(0.72)	$(0.09)

Basic and diluted net income (loss) per common share is presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income (loss) per common share is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of ACM’s Series A, B, C, D, E and F convertible preferred stock are participating securities, as the holders are entitled to participate in and receive the same dividends as may be declared for common stockholders on a pro-rata, if-converted basis.

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends for the three and nine months ended September 30, 2017 and 2016, the net income (loss) per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of operations and comprehensive income (loss) and in the above computation of net income (loss) per common share.

Diluted net income (loss) per common share reflects the potential dilution from securities that could share in ACM’s earnings. ACM’s potential dilutive securities consist of convertible preferred stocks, stock options and warrants for the three and nine months ended September 30, 2017 and 2016. Certain potential dilutive securities were excluded from the net income (loss) per share calculation because the impact would be anti-dilutive.

Fair Value of Financial Instruments

Under the authoritative guidance of the Financial Accounting Standards Board (“FASB”) on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable,

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

market corroborated or generally unobservable inputs. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:	Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

Level 3:	Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain unobservable assumptions and projections in determining the fair value assigned to such assets.

All transfers between fair value hierarchy levels are recognized by the Company at the end of each reporting period. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risks associated with investment in those instruments.

Fair Value Measured or Disclosed on a Recurring Basis

Short-term borrowings—Interest rates under the borrowing agreements with the lending parties were determined based on the prevailing interest rates in the market. The Company classifies the valuation techniques that use these inputs as Level 2 fair value measurement.

Warrant liability—The fair value of the warrant liability derives from the Black-Scholes valuation model which incorporates certain unobservable assumptions (note 9). The Company classifies the valuation techniques that use these inputs as Level 3 fair value measurement.

Other financial items for disclosure purpose—The fair value of other financial items of the Company for disclosure purpose, including cash and cash equivalents, accounts receivable, other receivables, prepaid expenses, other current assets, notes payable, investors’ deposits, accounts payable, advances from customers, income taxes payable, and other payables and accrued expenses, approximate their carrying value due to their short-term nature.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

As of September 30, 2017 and December 31, 2016, information about inputs into the fair value measurement of the Company’s liabilities that are measured and recorded at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30:
Liabilities:
Short-term borrowings	$—	$3,472	$—	$3,472
Warrant liability	—	—	3,033	3,033

	—	3,472	3,033	6,505

As of December 31, 2016:
Liabilities:
Short-term borrowings	$—	$4,761	$—	$4,761

Fair Value Measured on a Non-Recurring Basis

The Company reviews long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate the possibility of impairment. Long-lived assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. In determining the fair value, the Company used projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. This approach required significant judgments including the Company’s projected net cash flows, which were derived using the most recent available estimate for the reporting unit containing the assets tested. Several key assumptions included periods of operation, projections of product pricing, production levels, product costs, market supply and demand, and inflation.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted in the Consolidated Financial Statements for the Nine Months Ended September 30, 2017

In April 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee stock-based payment transactions. The areas for simplification in ASU No. 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU were effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU No. 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU No. 2015-17 did not have a material impact on the Company’s consolidated financial statements.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this update require an entity to measure inventory within the scope of ASU No. 2015-11 (the amendments in ASU No. 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU No. 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. ASU No. 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 did not have a material impact on the Company’s consolidated financial statements. The relevant descriptions have been included in the inventory accounting policy.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The amendments in this update require management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern for both annual and interim reporting. The guidance is effective for the Company for the annual period ended after December 15, 2016 and interim periods thereafter. Management performed an evaluation of the Company’s ability to fund operations and to continue as a going concern according to the FASB Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern. The adoption of ASU No. 2014-15 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the impact of the adoption of ASU No. 2017-11 on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of ASU No. 2017-09 to have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of nonfinancial asset guidance in

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Subtopic 610-20. This ASU also clarifies that derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for so-called “partial sales” of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company does not expect the adoption of ASU No. 2017-05 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. A business entity that is a U.S. Securities and Exchange Commission filer must adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of the adoption of ASU 2017-04 on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU No. 2016-18 to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the following cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and are effective for all other entities for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of the adoption of ASU No. 2016-15 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU No. 2016-02 is permitted. The Company is in the process of evaluating the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date in August 2015. The amendments in ASU No. 2015-14 defer the effective date of ASU No. 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU No. 2014-09 and ASU No. 2015-14, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing in April 2016, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively. The amendments in ASU No. 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU No. 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU No. 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU No. 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in ASU No. 2016-20 represents changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The effective date and transition requirements for ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 are the same as ASU No. 2014-09. The Company will adopt ASU No. 2014-09, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 at January 1, 2018 if the IPO is completed by December 31, 2017. The Company is in the process of assessing the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls. While the assessment process is ongoing, the Company anticipates adopting ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition approach. Under this approach, ASC Topic 606 would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of accumulated deficit. The Company does not expect the adoption of these ASUs to have a material impact on its consolidated financial statements.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2017 and December 31, 2016, accounts receivable consisted of the following:

	September 30, 2017	December 31, 2016
Accounts receivable	$15,784	$16,026
Less: Allowance for doubtful accounts	—	—

Total	$15,784	$16,026

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at September 30, 2017 or December 31, 2016. At September 30, 2017 and December 31, 2016, no accounts receivable were pledged as collateral for borrowings from financial institutions.

NOTE 4 – INVENTORY

At September 30, 2017 and December 31, 2016, inventory consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$7,343	$7,698
Work in process	3,425	1,260
Finished goods	7,309	2,708

Total inventory, gross	18,077	11,666
Inventory reserve	—	—

Total inventory, net	$18,077	$11,666

At September 30, 2017 and December 31, 2016, the Company did not have an inventory reserve and no inventory was pledged as collateral for borrowings from financial institutions.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At September 30, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	September 30, 2017	December 31 2016
Manufacturing equipment	$9,515	$8,566
Office equipment	458	410
Transportation equipment	200	191
Leasehold improvement	243	224

Total cost	10,416	9,391
Less: Total accumulated depreciation	(8,070)	(7,562)
Construction in progress	—	433

Total property, plant and equipment, net	$2,346	$2,262

Depreciation expense was $55 and $31 for the three months ended September 30, 2017 and 2016, respectively, and $162 and $119 for the nine months ended September 30, 2017 and 2016, respectively.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

NOTE 6 – SHORT-TERM BORROWINGS

At September 30, 2017 and December 31, 2016, short-term borrowing consisted of the following:

	September 30, 2017	December 31, 2016
Borrowings from Bank of China, due on February 10, 2017 with annual interest rate of 4.8%, secured by certain of the Company’s intellectual property and fully repaid on February 13, 2017	$—	$1,222
Borrowings from Bank of Shanghai Pudong Branch, due on June 24, 2017 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and fully repaid on June 25, 2017	—	281
Line of credit up to $3,605 from Bank of Shanghai Pudong Branch, due on July 3, 2017 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and fully repaid on June 7, 2017	—	1,455
Line of credit up to $3,670 from Bank of Shanghai Pudong Branch, due on July 3, 2017 with an annual interest rate of 3.2%, guaranteed by the Company’s CEO and fully repaid on May 18, 2017	—	1,803
Line of credit up to $4,521 from Bank of China Pudong Branch, due on March 5, 2018 with annual interest rate of 5.69%, secured by certain of the Company’s intellectual property	2,185	—
Line of credit up to $3,767 from Bank of Shanghai Pudong Branch, due on September 22,2018 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO	663	—
Line of credit up to $3,767 from Bank of Shanghai Pudong Branch, due on September 23,2018 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO	624	—

Total	$3,472	$4,761

Interest expense related to short-term borrowings amounted to $33 and $39 for the three months ended September 30, 2017 and 2016, respectively, and $196 and $150 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At September 30, 2017 and December 31, 2016, other payable and accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Lease expenses and payable for leasehold improvement due to a related party (note 12)	$2,024	$1,883
Commissions	688	757
Accrued warranty	529	290
Accrued payroll	2	398
Accrued professional fees	908	46
Accrued machine testing fee	405	—
Others	708	589

Total	$5,264	$3,963

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

NOTE 8 – INVESTORS’ DEPOSITS

On December 9, 2016, Shengxin (Shanghai) Management Consulting Limited Partnership (“SMC”), a related party (note 12), delivered RMB 20,124 (approximately $2,981 as of the close of business on such date) in cash (the “SMC Investment”) to ACM Shanghai for potential investment pursuant to terms to be subsequently negotiated. On March 14, 2017, ACM, ACM Shanghai and SMC entered into a securities purchase agreement pursuant to which, in exchange for the SMC Investment, ACM issued to SMC a warrant exercisable to purchase 397,502 shares of ACM’s Class A common stock at a price of $7.50 per share (note 9).

NOTE 9 – WARRANT LIABILITY

On December 9, 2016, SMC delivered the SMC Investment to ACM Shanghai for potential investment pursuant to terms to be subsequently negotiated. As of December 31, 2016, the terms of the SMC Investment had not yet been negotiated and the SMC Investment was recorded as investors’ deposit.

On March 14, 2017, ACM, ACM Shanghai and SMC entered into a securities purchase agreement (the “SMC Agreement”) pursuant to which, in exchange for the SMC Investment, ACM issued to SMC a warrant exercisable, for cash or on a cashless basis, to purchase, at any time on or before May 17, 2023, all, but not less than all, of 397,502 shares of ACM’s Class A common stock at a price of $7.50 per share. Under the SMC Agreement, if SMC does not exercise the warrant by May 17, 2023, ACM Shanghai will be obligated, subject to approval of governmental authorities and ACM Shanghai’s equity holders, to deliver an equity interest of 3.6394% (subject to dilution) in satisfaction of the SMC Investment. If SMC exercises the warrant or if SMC does not exercise the warrant and the issuance of the equity interest in ACM Shanghai is not completed by August 17, 2023 due to the inability of the parties to obtain required governmental or equity holder approvals, then ACM Shanghai will be obligated to pay to SMC, in satisfaction of the SMC Investment, an amount equal to $2,981, converted into RMB at the lesser of 6.75 and the then-current RMB-to-US dollar exchange rate.

In accordance with FASB ASC 480, Distinguishing Liabilities from Equity, the warrant is classified as a liability as the warrant is conditional puttable. The fair value of the warrant is adjusted for changes in fair value at each reporting period but cannot be lower than the proceeds of the SMC Investment. The corresponding non-cash gain or loss of the changes in fair value is recorded in earnings. The methodology used to value the warrant was the Black-Scholes valuation model with the following assumptions:

September 30, 2017
Fair value of common share (1)	$7.23
Expected term in years (2)	5.63
Volatility (3)	28.73%
Risk-free interest rate (4)	1.92%
Expected dividend (5)	0%

(1)	As the common stock was not publicly traded as of September 30. 2017, the Company used an independent third-party valuation firm to value the common stock price.
(2)	Expected term of the warrant represents the period from the current balance sheet date to the warrant expiration date.
(3)	Volatility is calculated based on the historical volatility of ACM’s comparable companies in the period equal to the expected term of the warrant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the warrant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

NOTE 10 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. As of September 30, 2017, and December 31, 2016, other long-term liabilities consisted of the following unearned government subsidies:

	September 30, 2017	December 31, 2016
Subsidies to Stress Free Polishing project, commenced in 2008	$1,930	$1,958
Subsidies to Electro Copper Plating project, commenced in 2014	4,710	4,921
Subsidies to Patent project, commenced in 2017	42	—

Total	$6,682	$6,879

NOTE 11 – EQUITY METHOD INVESTMENT

On September 6, 2017, ACM and Ninebell Co., Ltd. (“Ninebell”), a Korean company that is one of the Company’s principal materials suppliers, entered into an ordinary share purchase agreement, effective as of September 11, 2017, pursuant to which Ninebell issued to ACM ordinary shares representing 20% of Ninebell’s post-closing equity for a purchase price of $1,200, and a common stock purchase agreement, effective as of September 11, 2017, pursuant to which ACM issued 133,334 shares of Class A common stock to Ninebell for a purchase price of $1,000 at $7.50 per share. The investment in Ninebell is accounted for under the equity method. Undistributed earnings attributable to ACM’s equity method investment represented $20 of the consolidated retained earnings at September 30, 2017.

NOTE 12 – RELATED PARTY BALANCES AND TRANSACTIONS

On August 18, 2017, ACM and Ninebell, its equity method investment affiliate (note 11), entered into a loan agreement, pursuant to which ACM made an interest-free loan of $946 to Ninebell, payable in 180 days or automatically extended another 180 days if in default. The loan is secured by a pledge of Ninebell’s accounts receivable due from ACM and all money that Ninebell receives from ACM. ACM purchased materials from Ninebell amounting to $807 and $382 during the three months ended September 30, 2017 and 2016, respectively, and $2,624 and $1,446 during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, accounts payable due to Ninebell was $1,925 and $508, respectively.

In 2007, ACM Shanghai entered into an operating lease agreement with Shanghai Zhangjiang Group Co., Ltd. (“Zhangjiang Group”), one of the holders of non-controlling interests in ACM Shanghai, to lease manufacturing and office space located in Shanghai, China. Pursuant to the lease agreement, Zhangjiang Group provided $771 to ACM Shanghai for leasehold improvements. In September 2016, the lease agreement was amended to modify payment terms and extend the lease through December 31, 2017. During the three and nine months ended September 30, 2017 and 2016, the Company incurred leasing expenses under the lease agreement of $130, $161, $451 and $491, respectively. As of September 30, 2017, and December 31, 2016, payables to Zhangjiang Group for lease expenses and leasehold improvements recorded as other payables and accrued expenses, amounted to $2,024 and $1,883, respectively (note 7).

On December 9, 2016, ACM Shanghai received the SMC Investment from SMC for potential investment pursuant to terms to be subsequently negotiated (notes 8 and 9). SMC is a limited partnership incorporated in the PRC, whose partners consist of employees of ACM Shanghai. As of September 30, 2017, and December 31, 2016, investors’ deposits from SMC amounted to $0, and $2,902, respectively. On March 14, 2017, ACM, ACM Shanghai and SMC entered into a securities purchase agreement (the “SMC Agreement”) pursuant to which, in exchange for the SMC Investment, ACM issued to SMC a warrant exercisable, for cash or on a cashless basis, to purchase, at any time on or before May 17, 2023, all, but not less than all, of 397,502 shares of ACM’s Class A common stock at a price of $7.50 per share, for a total exercise price of $2,981. Under the SMC Agreement, if SMC does not exercise the warrant by May 17, 2023, ACM Shanghai will be obligated, subject to approval of governmental authorities and ACM Shanghai’s equity holders, to deliver an equity interest of 3.6394% (subject to dilution) in satisfaction of the

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

SMC Investment. If SMC exercises the warrant or if SMC does not exercise the warrant and the issuance of the equity interest in ACM Shanghai is not completed by August 17, 2023 due to the inability of the parties to obtain required governmental or equity holder approvals, then ACM Shanghai will be obligated to pay to SMC, in satisfaction of the SMC Investment, an amount equal to $2,981, converted into RMB at the lesser of 6.75 and the then-current RMB-to-US dollar exchange rate.

NOTE 13 – LEASES

ACM entered into a two-year lease agreement in March 2015 for office and warehouse space of approximately 3,000 square feet for its headquarters in Fremont, California, at a rate of $2 per month. On March 22, 2017, ACM amended the lease agreement to extend the lease term through September 30, 2018 and increase the base rent to $3 per month.

ACM Shanghai entered into an operating lease agreement with Zhangjiang Group (a related party, see note 12) in 2007 for manufacturing and office space of approximately 63,510 square feet in Shanghai, China. The lease agreement has been amended several times to modify payment terms and extend the lease term, most recently through December 31, 2017. Monthly rent is $58 during 2017.

ACM Wuxi leases office space in Wuxi, China, at a rate of less than $1 per month.

Future minimum lease payments under the non-cancelable lease agreements as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
2017	$2,193	$2,538
2018	9	8

Total	$2,202	$2,546

Rent expense was $140 and $168 for the three months ended September 30, 2017 and 2016, respectively, and $476 and $437 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 14 – COMMON STOCK

ACM is authorized to issue 100,000,000 shares of Class A common stock and 7,303,533 shares of Class B common stock, each with a par value of $0.0001. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to twenty votes and is convertible at any time into one share of Class A common stock. Shares of Class A common stock and Class B common stock are treated equally, identically and ratably with respect to any dividends if declared by the Board of Directors unless the Board of Directors declares different dividends to the Class A common stock and Class B common stock by getting approval from a majority of common stock holders.

In August 2017 ACM entered into a securities purchase agreement with Shanghai Pudong High-Tech Investment Co., Ltd. (“PDHTI”) and its subsidiary Pudong Science and Technology (Cayman) Co., Ltd. (“PST”), in which ACM agreed to bid, in an auction process mandated by PRC regulations, to purchase PDHTI’s 10.78% equity interests in ACM Shanghai and to sell shares of Class A common stock to PST. On September 8, 2017, ACM issued 1,119,576 shares of Class A common stock to PST for a purchase price of $7.50 per share, representing an aggregate purchase price of $8,397. The non-controlling equity interest transfer to ACM is subject to Chinese government’s approval and had not been closed as of September 30, 2017.

In August 2017 ACM entered into a securities purchase agreement with Shanghai Zhangjiang Science & Technology Venture Capital Co., Ltd. (“ZSTVC”) and its subsidiary Zhangjiang AJ Company Limited (“ZJAJ”), in which ACM agreed to bid, in an auction process mandated by PRC regulations, to purchase ZSTVC’s 7.58% equity interests in ACM Shanghai and to sell shares of Class A common stock to ZJAJ. On September 8, 2017, ACM issued 787,098 shares of Class A common stock to ZJAJ for a purchase price of $7.50 per share, or an aggregate purchase price of $5,903. The non-controlling equity interest transfer to ACM is subject to Chinese government’s approval and had not been closed as of September 30, 2017.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

In September 2017 ACM issued 133,334 shares of Class A common stock to Ninebell for a purchase price of $7.50 per share, or an aggregate purchase price of $1,000 (note 11).

At various dates during the nine months ended September 30, 2017, ACM issued 472,887 shares of Class A common stock for options exercised by certain employee and non-employees.

At September 30, 2017 and December 31, 2016, the number of shares of Class A common stock issued and outstanding was 4,741,635 and 2,228,740, respectively. At September 30, 2017 and December 31, 2016, the number of shares of Class B common stock issued and outstanding was 2,409,738.

NOTE 15 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon ACM’s redomestication in Delaware in November 2016, ACM had 22,696,467 authorized shares of preferred stock, of which 385,000, 1,572,000, 1,360,962, 2,659,975, 10,718,530, and 6,000,000 shares were designated as Series A, Series B, Series C, Series D, Series E and Series F preferred stock, respectively.

In March 2017 ACM entered into a securities purchase agreement, amended in July 2017, with Shanghai Science and Technology Venture Capital Co., Ltd. (“SSTVC”) pursuant to which, effective as of August 31, 2017, ACM acquired SSTVC’s equity interests in ACM Shanghai for a purchase price of $6,154 (RMB 40,000) and issued to SSTVC 4,998,508 shares of Series E convertible preferred stock for a purchase price of $5,800.

The number of outstanding shares of Series A, Series B, Series C, Series D, Series E and Series F was 385,000, 1,572,000, 1,360,962, 1,326,642, 4,998,508 and 3,663,254, and 385,000, 1,572,000, 1,360,962, 1,326,642, 0 and 3,663,254, respectively, at September 30, 2017 and December 31, 2016.

Shares of ACM’s convertible preferred stock have rights, preferences and privileges as follows:

Voting Rights

Each share of Series A through Series F convertible preferred stock is entitled to a number of votes equal to the number of whole shares of common stock into which such share can be converted.

Dividends

Holders of Series A through Series F convertible preferred stock have a non-cumulative right to participate in and receive the same dividends as may be declared for common stockholders, as and if declared by the Board of Directors, payable out of funds legally available.

Conversion

Each share of Series A through Series F convertible preferred stock is convertible at any time, at the option of the holder. At September 30, 2017, each share of Series A, B, E and F convertible preferred stock was convertible into one-third share of Class A common stock, each share of Series C convertible preferred stock was convertible into 0.3544 shares of Class A common stock, and each share of Series D convertible preferred stock was convertible into 0.4562 shares of Class A common stock. The Series A through Series F convertible preferred stock will convert automatically into Class A common stock upon the closing of an initial public offering of Class A common stock with aggregate proceeds of at least $20,000 and a per-share price of at least $15.00. At September 30, 2017 and December 31, 2016, 4,627,577 shares and 2,960,968 shares of Class A common stock were reserved for issuance upon conversion of outstanding Series A through Series F convertible preferred stock.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

Liquidation Preferences

Holders of Series A through Series F convertible preferred stock are entitled to receive specified liquidation amounts in the event of a liquidation, dissolution or winding-up of ACM or of certain deemed liquidation events. The deemed liquidation events generally include (a) a merger or stock sale after which new stockholders would own a majority of the voting stock of ACM and (b) a sale of all or substantially all of the assets of the Company.

In the event of a liquidation, dissolution or winding-up of ACM or a deemed liquidation, the holders of Series A through Series F convertible preferred stock shall be entitled to be paid, prior to and in preference to the holders of common stock, an amount equal to $0.80, $1.00, $1.50, $3.75, $1.00 and $2.50 per share of Series A through Series F convertible preferred stock, respectively, plus any accumulated and unpaid dividends as of the redemption date.

NOTE 16 – STOCK-BASED COMPENSATION

ACM’s stock-based compensation awards consisting of employee and non-employee awards were issued under the 1998 Stock Option Plan and 2016 Omnibus Incentive Plan.

Employee Awards

The following table summarizes the Company’s employee share option activities during the nine months ended September 30, 2017:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2017	2,100,377	$0.54	$2.03	7.83
Granted	83,334	2.58	7.50
Exercised	(174,334)	0.45	0.75
Expired	(903)	0.55	3.00
Forfeited	(12,584)	0.54	3.00
Outstanding at September 30, 2017	1,995,890	$0.63	$2.37	7.77
Vested and exercisable at September 30, 2017	902,821

ACM recognized employee stock-based compensation expense of $72 and $22 during the three months ended September 30, 2017 and 2016, respectively, and $200 and $68 during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, and December 31, 2016, $712 and $726, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 1.92 years and 2.25 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The fair value of each option granted to an employee during the nine months ended September 30, 2017 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions. No options were granted to employees during the nine months ended September 30, 2016.

September 30, 2017
Fair value of common share (1)	$7.59
Expected term in years (2)	6.25
Volatility (3)	29.18%
Risk-free interest rate (4)	2.22%
Expected dividend (5)	0%

(1)	As the common stock was not publicly traded, the Company used an independent third-party valuation firm to value the common stock.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of ACM’s comparable companies in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the nine months ended September 30, 2017:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2017	1,578,565	$0.51	$1.58	6.81
Granted	133,335	2.46	7.50
Exercised	(298,555)	0.39	0.93
Expired	(133,336)	0.45	0.75
Outstanding at September 30, 2017	1,280,009	$0.75	$2.43	7.70
Vested and exercisable at September 30, 2017	686,875

The Company recognized non-employee stock-based compensation expense of $272 and $(23) during the three months ended September 30, 2017 and 2016, respectively, and $1,492 and $125 during the nine months ended September 30, 2017 and 2016, respectively.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The fair value of each option granted to a non-employee during the nine months ended September 30, 2017 was calculated by application of the Black-Scholes valuation model with the following assumptions. No options were granted to any non-employee during the nine months ended September 30, 2016.

September 30, 2017
Fair value of common share (1)	$6.87-7.59
Expected term in years (2)	6.25
Volatility (3)	29.18%-29.51%
Risk-free interest rate (4)	2.22%-2.43%
Expected dividend (5)	0%

(1)	As the common stock was not publicly traded, the Company used an independent third-party valuation firm to value the common stock.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of ACM’s comparable companies in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

NOTE 17 – INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period during which such rates are enacted.

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular the Company’s three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the nine months ended September 30, 2017, the Company recorded a valuation allowance against its U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, the Company will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets in the US, as the realization of deferred tax assets is uncertain. The China subsidiary has shown a three year historical cumulative profit and has projections of future income. As a result, the Company maintained a partial consolidated valuation allowance for the nine months ended September 30, 2017 and 2016.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

ACM RESEARCH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share data)

The Company’s effective tax rate differs from statutory rates of 34% for U.S. federal income tax purposes and 15%-25% for Chinese income tax purpose due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences. As a result, the company recorded a tax provision of $471 and $59 for the nine months ended September 30, 2017 and 2016.

As of September 30, 2017, the Company’s total unrecognized tax benefits were approximately $44, which would not affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the nine months ended September 30, 2017.

The Company files income tax returns in the United States, and state and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 2009 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

As of September 30, 2017 and December 31, 2016, the Company intended that its PRC earnings would be indefinitely reinvested outside of the United States. Thus, deferred taxes were not, for U.S. federal income tax purposes, provided with respect to unremitted earnings from the PRC.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. The rental expenses were $473 and $511 for the nine months ended September 30, 2017 and 2016, respectively. See note 13 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

The Company did not have any capital commitments during the reported periods.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements.

NOTE 19 – SUBSEQUENT EVENTS

Under PRC regulations, PDHTI and ZSTVC could sell their minority ACM Shanghai equity interests (see note 14) only by means of auction processes. In October 2017 ACM was advised that its bids had won both auctions and that the sales of both of the minority equity interests would be completed by no later than December 31, 2017. Upon completion of the two auction processes, ACM will own all of the outstanding equity interests of ACM Shanghai.

In November 2017 ACM issued and sold 2,233,000 shares of Class A common stock in the IPO. Of the shares sold in the IPO, 2,000,000 were sold upon completion of the IPO on November 7, 2017 and 233,000 shares were sold on November 14, 2017 upon exercise of an over-allotment option granted to the underwriters of the IPO. In addition, on November 7, 2017, following the completion of the IPO, ACM issued and sold 1,333,334 shares of Class A common stock in a private placement to two entities (the “Private Placement”). All of the 3,566,334 shares of Class A common stock issued in the IPO and the Private Placement were sold at a price of $5.60 per share, for aggregate gross proceeds of $20.0 million. The Company received approximately $16.5 million in net proceeds after deducting underwriting discounts and commissions, placement fees, and offering costs.

•	Upon the closing of the IPO on November 7, 2017, all of the outstanding shares of convertible preferred stock automatically converted into 4,627,577 shares of Class A common stock at the respective conversion rates then in effect. Following the closing of the IPO, there were no shares of preferred stock outstanding.

•	In connection with the IPO, ACM amended and restated its certificate of incorporation to change the authorized capital stock to 50,000,000 shares of Class A common stock, 2,409,738 shares of Class B common stock, and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

The condensed consolidated financial statements as of September 30, 2017, including share and per share amounts, do not give effect to the IPO, the Private Placement, the conversion of the convertible preferred stock or the amendment and restatement of the certificate of incorporation as all of such events were completed subsequent to September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and our final prospectus filed with the Securities and Exchange Commission on November 3, 2017 pursuant to Rule 424(b) under the Securities Act of 1933. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section titled “Item 1A. Risk Factors” in Part II. In this discussion, we use financial measures that are considered non-GAAP financial measures under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is included elsewhere in this report. Investors should not consider non-GAAP financial measures in isolation from or in substitution for, financial information presented in compliance with U.S. generally accepted accounting principles.

Overview

We develop, manufacture and sell single-wafer wet cleaning equipment, which semiconductor manufacturers can use in numerous manufacturing steps to remove particles, contaminants and other random defects, and thereby improve product yield, in fabricating advanced integrated circuits, or chips. Our Ultra C equipment is designed to remove random defects from a wafer surface effectively, without damaging a wafer or its features, even at an increasingly advanced process node (the minimum line width on a chip) of 22 nanometers, or nm, or less. Our equipment is based on our innovative, proprietary Space Alternated Phase Shift, or SAPS, and Timely Energized Bubble Oscillation, or TEBO, technologies. We developed our proprietary technologies to enable manufacturers to produce chips that reach their ultimate physical limitations while maintaining product yield, which is the percentage of chips on a wafer that meet manufacturing specifications

In November 2017 we issued and sold 2,233,000 shares of Class A common stock in our initial public offering, or IPO. Of the shares sold in the IPO, 2,000,000 were sold upon completion of the IPO on November 7, 2017 and 233,000 shares were sold on November 14, 2017 upon exercise of an over-allotment option granted to the underwriters of the IPO. In addition, on November 7, 2017, following the completion of the IPO, we issued and sold 1,333,334 shares of Class A common stock in a private placement to two investors, which we refer to as the concurrent private placement. All of the 3,566,334 shares of Class A common stock issued in the IPO and the concurrent private placement were sold at a price of $5.60 per share, for aggregate gross proceeds of $20.0 million. We received $16.5 million in net proceeds from the IPO and the concurrent private placement, after deducting underwriting discounts and commissions, placement fees, and offering costs.

Minority Interests in Our Operating Company

We conduct our business operations principally through ACM Shanghai, a subsidiary of ACM Research. Until August 31, 2017 ACM Research owned 62.87% of the outstanding equity interests in ACM Shanghai. Three third-party investors based in the People’s Republic of China, or PRC, held the remaining 37.13% of the ACM Shanghai equity interests, which are reflected as “non-controlling interests” in our consolidated balance sheets.

On August 31, 2017 we acquired an additional 18.77% of the ACM equity interests, increasing our ownership of ACM equity interests to 81.64%. On that date, Shanghai Science and Technology Venture Capital Co., Ltd. contemporaneously sold to ACM Research, for an aggregate price of $6.2 million, its 18.77% equity interests in ACM Shanghai and purchased from ACM Research, for an aggregate price of $5.8 million, shares of Series E preferred stock that converted, upon completion of the IPO, into 1,666,170 shares of Class A common stock, for an effective purchase price of $3.48 per share.

Under PRC regulations, each of the two remaining minority investors could sell its ACM Shanghai equity interests only by means of an auction process. In September 2017 each of the two minority investors commenced an auction process for the sale of its ACM Shanghai equity interests and, pursuant to securities purchase agreements entered into by ACM Research and each of the minority investors in August 2017, ACM Research submitted auction bids for the ACM Shanghai equity interests held by the two minority investors. In October 2017 ACM

Research was advised that its bids for the minority ACM Shanghai equity interests had won both auctions and that the sales of the minority interests would be completed by no later than December 31, 2017:

•	Shanghai Pudong High-Tech Investment Co., Ltd. will sell 10.78% of the ACM Shanghai equity interests to ACM Research for an aggregate price of $8.4 million. Its subsidiary Pudong Science and Technology (Cayman) Co., Ltd., pursuant to one of the August 2017 securities purchase agreements, had purchased from ACM Research on September 8, 2017 a total of 1,119,576 shares of Class A common stock at a price of $7.50 per share, representing an aggregate price of $8.4 million.

•	Shanghai Zhangjiang Science & Technology Venture Capital Co., Ltd. will sell 7.58% of the ACM Shanghai equity interests to ACM Research for an aggregate price of $5.9 million. Its subsidiary Zhangjiang AJ Company Limited, pursuant to an August 2017 securities purchase agreement, purchased from ACM Research on September 8, 2017 a total of 787,098 shares of Class A common stock at a price of $7.50 per share, representing an aggregate price of $5.9 million.

Upon completion of the two auction processes in the fourth quarter of 2017, ACM will own all of the outstanding equity interests of ACM Shanghai.

Key Components of Results of Operations

Revenue

We develop, manufacture and sell single-wafer wet cleaning equipment and custom-made wafer assembly and packaging equipment. Because we currently sell our capital equipment, or tools, to a small number of customers and we customize those tools to fulfill the customers’ specific requirements, our revenue generation fluctuates, depending on the length of the sales, development and evaluation phases:

Sales and Development. During the sale process we may, depending on a prospective customer’s specifications and requirements, need to perform additional research, development and testing to establish that a tool can meet the prospective customer’s requirements. We then host an in-house demonstration of the customized tool prototype. Sales cycles for orders that require limited customization and do not require that we develop new technology usually take from 6 to 12 months, while the product life cycle, including the initial design, demonstration and final assembly phases, for orders requiring development and testing of new technologies can take as long as 2 to 4 years. As we expand our customer base, we expect to gain more repeat purchase orders for tools that we have already developed and tested, which will eliminate the need for a demonstration phase and shorten the development cycle.

Evaluation Periods. When a chip manufacturer proposes to purchase a particular type of tool from us for the first time, we offer the manufacturer an opportunity to evaluate the tool for a period that can extend for 24 months or longer. We do not receive any payment on first-time purchases until the tool is accepted. As a result, we may spend between $1.0 and $2.0 million to produce a tool without receiving payment for more than 24 months or, if the tool is not accepted, without receiving any payment. Please see “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—We may incur significant expenses long before we can recognize revenue from new products, if at all, due to the costs and length of research, development, manufacturing and customer evaluation process cycles” in Part II below.

Purchase Orders. In accordance with industry practice, sales of our tools are made pursuant to purchase orders. Each purchase order from a customer for one of our tools contains specific technical requirements intended to ensure, among other things, that the tool will be compatible with the customer’s manufacturing process line. Until a purchase order is received, we do not have a binding purchase commitment. Our SAPS and TEBO customers to date have provided us with non-binding one- to two-year forecasts of their anticipated demands, and we expect future customers to furnish similar non-binding forecasts for planning purposes. Any of those forecasts would be subject to change, however, by the customer at any time, without notice to us.

Fulfillment. We seek to obtain a purchase order for a tool from three to four months in advance of the expected delivery date. Depending upon the nature of a customer’s specifications, the lead time for production of a tool generally will extend from two to four months. The lead-time can be as long as six months, however, and in some cases we may need to begin producing a tool based on a customer’s non-binding forecast, rather than waiting to receive a binding purchase order.

We expect our sales prices generally to range between $2.5 million and $5.0 million for SAPS tools and between $3.5 million and $6.5 million for TEBO tools. The sales price of a particular tool will vary depending upon the required specifications. We have designed equipment models using a modular configuration that we customize to meet customers’ technical specifications. For example, our Ultra C models for SAPS and TEBO solutions use modular configurations that enable us to create a wet-cleaning tool meeting a customer’s specific requirements, while using pre-existing designs for chamber, electrical, chemical delivery and other modules.

Because of the relatively large purchase prices of our tools, customers generally pay in installments. For a customer’s repeat purchase of a particular type of tool, the specific payment terms are negotiated in connection with acceptance of a purchase order. Based on our limited experience with repeat sales of SAPS and TEBO tools, we expect that we will receive an initial payment upon delivery of a tool in connection with a repeat purchase, with the balance being paid once the tool has been tested and accepted by the customer. Our sales arrangements for repeat purchases do not include a general right of return.

Since introducing SAPS technology in 2009, we have focused on selling SAPS-based tools and, beginning in 2016, TEBO-based tools. Our revenue from sales of single-wafer wet cleaning equipment totaled $14.8 million, or 76.8% of our revenue, in the nine months of 2017 (compared with $5.8 million, or 44.6% of revenue, in the first nine months of 2016), $21.5 million, or 78.4% of our revenue, in 2016 and $26.8 million, or 86.0% of our revenue, in 2015.

We have generated most of our revenue from a limited number of customers as the result of our strategy of initially placing SAPS- and TEBO-based equipment with a small number of leading chip manufacturers that are driving technology trends and key capability implementation. In 2016 99.3% of our revenue was derived from four customers: Shanghai Huali Microelectronics Corporation, which accounted for 33.7% of our revenue; Semiconductor Manufacturing International Corporation, a leading PRC foundry that accounted for 25.0% of our revenue; SK Hynix Inc., which accounted for 24.0% of our revenue; and JiangYin ChangDian Advanced Packaging Co. Ltd., a leading PRC foundry that accounted for 16.6% of our revenue. In 2015 all of our revenue was derived from three customers, including SK Hynix Inc., which accounted for 86.0% of our revenue, and JiangYin ChangDian Advanced Packaging Co., Ltd., which accounted for 10.1% of our revenue.

Based on our market experience, we believe that implementation of our equipment by one of our selected leading companies will attract and encourage other manufacturers to evaluate our equipment, because the leading company’s implementation will serve as validation of our equipment and will enable the other manufacturers to shorten their evaluation processes. We placed our first SAPS-based tool in 2009 as a prototype. We worked closely with the customer for two years in debugging and modifying the tool, and the customer then spent two more years of qualification and running pilot production before beginning volume manufacturing. Our revenue in 2015 included sales of SAPS-based tools following the customer’s completion of its qualification process. We expect that the period from new product introduction to high volume manufacturing will be three years or less in the future. Please see “Item 1A. Risk Factors—Business—We depend on a small number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could have a material adverse effect on our revenue and operating results. There are also a limited number of potential customers for our products” in Part II below.

All of our sales in 2015, 2016 and the first nine months of 2017 were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.

We recognize revenue in accordance with the Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, of the Financial Accounting Standards Board, or FASB, as described below under “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition.”

We offer extended maintenance service contracts to provide services such as trouble-shooting or fine-tuning tools, and installing spare parts, following expiration of applicable initial warranty coverage periods, which for sales to date have extended from 12 to 36 months as described under “—Critical Accounting Policies and Significant Judgments and Estimates—Warranty.” A limited number of the single-wafer wet cleaning tools we have sold to date are no longer covered by their initial warranties. In 2015, 2016 and the first nine months of 2017, we received payments for parts and labor for service activities provided from time to time, but as of September 30, 2017 we had not yet entered into extended maintenance service contracts with respect to any of the tools for which initial warranty coverage had expired. We expect to enter into extended maintenance service contracts with customers as additional initial warranties expire, but we do not expect revenue from extended maintenance service contracts to represent a material portion of our revenue in the future.

The loss or delay of one or more large sale transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is lost or delayed, as described under “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of Class A common stock” in Part II below. It is difficult to predict accurately when, or even if, we can complete a sale of a tool to a potential customer or to increase sales to any existing customer. Our tool demand forecasts are based on multiple assumptions, including non-binding forecasts received from customers years in advance, each of which may introduce error into our estimates. Difficulties in forecasting demand for our tools make it difficult for us to project future operating results and may lead to periodic inventory shortages or excess spending on inventory or on tools that may not be purchased, as further described in “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—Difficulties in forecasting demand for our tools may lead to periodic inventory shortages or excess spending on inventory items that may not be used” in Part II below.

Cost of Revenue

Cost of revenue for capital equipment consists primarily of:

•	direct costs, which consist principally of costs of tool components and subassemblies purchased from third-party vendors;

•	compensation of personnel associated with our manufacturing operations, including stock-based compensation (“SBC”);

•	depreciation of manufacturing equipment;

•	amortization of costs of software used for manufacturing purposes;

•	other expenses attributable to our manufacturing department; and

•	allocated overhead for rent and utilities.

We are not party to any long-term purchasing agreements with suppliers. Please see “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—Our customers do not enter into long-term purchase commitments, and they may decrease, cancel or delay their projected purchases at any time” in Part II below. As our customer base and tool installations continue to grow, we will need to hire additional manufacturing personnel. The rates at which we add customers and install tools will affect the level and time of this spending. In addition, because we often import components and spare parts from the United States, we have experienced, and expect to continue to experience, the effect of the dollar’s growth on our cost of revenue.

Gross Margin

Our gross margin was 41.7% in the first nine months of 2017 (compared with 44.1% in the first nine months of 2016), 48.7% in 2016 and 45.3% in 2015. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40% and 45% for the foreseeable future, with direct manufacturing costs approximating 50% to 55% of revenue and overhead costs totaling approximately 5% of revenue.

We seek to maintain our gross margin by continuing to develop proprietary technologies that avoid pricing pressure for our wet cleaning equipment. We actively manage our operations through principles of operational excellence designed to ensure continuing improvement in the efficiency and quality of our manufacturing operations by, for example, implementing factory constraint management and change control and inventory management systems. In addition, our purchasing department actively seeks to identify and negotiate supply contracts with improved pricing to reduce cost of revenue.

A significant portion of our raw materials are denominated in Renminbi, or RMB, while the majority of our purchase orders are denominated in U.S. dollars. As a result, currency exchange rates may have a significant effect on our gross margin. For further information, please see “Exchange Rate Information.”

Operating Expenses

We have experienced, and expect to continue to experience, growth in the dollar amount of our operating expenses, as we make investments to support the anticipated growth of our customer base and the continued development of proprietary technologies. As we continue to grow our business, we expect operating expenses to increase in absolute dollars.

    Sales and Marketing

Sales and marketing expense accounted for 18.7% of our revenue in the first nine months of 2017 (compared with 19.4% of revenue in the first nine months of 2016), 14.3% of our revenue in 2016 and 13.5% of our revenue in 2015. Sales and marketing expense consists primarily of:

•	compensation of personnel associated with pre- and after-sales support and other sales and marketing activities, including stock-based compensation;

•	sales commissions paid to independent sales representatives;

•	fees paid to sales consultants;

•	shipping and handling costs for transportation of products to customers;

•	warranty costs;

•	cost of trade shows;

•	travel and entertainment; and

•	allocated overhead for rent and utilities.

Sales and marketing expense can be significant and may fluctuate, in part because of the resource-intensive nature of our sales efforts and the length and variability of our sales cycle. The length of our sales cycle, from initial contact with a customer to the execution of a purchase order, is generally 6 to 24 months.

During the sales cycle, we expend significant time and money on sales and marketing activities, including educating customers about our tools, participating in extended tool evaluations and configuring our tools to customer-specific needs. Sales and marketing expense in a given period can be particularly affected by the increase in travel and entertainment expenses associated with the finalization of purchase orders or the installation of tools.

We expect that, for the foreseeable future, sales and marketing expense will increase in absolute dollars, as we continue to invest in sales and marketing by hiring additional employees and expanding marketing programs in existing or new markets. We must invest in sales and marketing processes in order to develop and maintain close relationships with customers. We are making dollar-based investments in dollars in order to support growth of our customer base in the United States, and the relative strength of the dollar could have a significant effect on our sales and marketing expense.

    Research and Development

Research and development expense accounted for 15.9% of our revenue in the first nine months of 2017 (compared with 17.7% of revenue in the first nine months of 2016), 11.9% of our revenue in 2016 and 9.4% of our revenue in 2015. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;

•	costs of components and other research and development supplies;

•	travel expense associated with customer support;

•	amortization of costs of software used for research and development purposes; and

•	allocated overhead for rent and utilities.

Some of our research and development has been funded by grants from the PRC government, as described in “—PRC Government Research and Development Funding” below.

We expect that, for the foreseeable future, research and development expense will increase in absolute dollars and will range between 10% and 12% of revenue, as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our existing single-wafer wet cleaning products and to develop future product offerings to build and maintain our technology leadership position.

    General and Administrative

General and administrative expense accounted for 22.9% of our revenue in the first nine months of 2017 (compared with 13.0% of revenue in the first nine months of 2016), 9.8% of our revenue in 2016 and 6.7% of our revenue in 2015. General and administrative expense consists primarily of:

•	compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;

•	professional fees, including accounting and legal fees;

•	other corporate expenses; and

•	allocated overhead for rent and utilities.

We expect that, for the foreseeable future, general and administrative expense will increase in absolute dollars, as we incur additional costs associated with growing our business and operating as a public company.

Stock-Based Compensation Expense

We grant stock options to employees and non-employee consultants and directors, and we accounts for those stock-based awards in accordance with the FASB’s ASC Topic 718, Compensation—Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees.

•	Stock-based awards granted to employees are measured at the fair value of the awards on the grant date and are recognized as expenses either (a) immediately on grant, if no vesting conditions are required, or (b) using the graded vesting method, net of estimated forfeitures, over the requisite service period. The fair value of stock options is determined using the Black-Scholes valuation model. Stock-based compensation expense, when recognized, is charged to cost of revenue or to the category of operating expense corresponding to the employee’s service function.

•	Stock-based awards granted to non-employees are accounted for at the fair value of the awards at the earlier of (a) the date at which a commitment for performance by the non-employee to earn the awards is reached and (b) the date at which the non-employee’s performance is complete. The fair value of such non-employee awards is re-measured at each reporting date using the fair value at each period end until the vesting date. Changes in fair value between the reporting dates are recognized by the graded vesting method.

Cost of revenue and operating expenses during the periods presented below have included stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock-Based Compensation Expense:
Cost of revenue	$5	$3	$15	$8
Sales and marketing expense	17	1	35	4
Research and development expense	13	1	38	4
General and administrative expense	308	(5)	1,604	177

Total stock-based compensation expense	$343	$0	$1,692	$193

We recognized stock-based compensation expense to employees of $72,000 in the third quarter of 2017 (compared to $23,000 in the third quarter of 2016), $200,000 in the first nine months of 2017 (compared to $68,000 in the first nine months of 2016), $92,000 in 2016 and $73,000 in 2015. As of September 30, 2017 and December 31, 2016 and 2015, there was $712,000, $726,000 and $299,000 of total unrecognized employee share-based compensation expense, net of estimated forfeitures, related to unvested share-based awards, which are expected to be recognized over a weighted-average period of 1.92 years, 2.25 years and 1.24 years, respectively.

We recognized stock-based compensation expense to non-employees of $272,000 in the third quarter of 2017 (compared to ($23,000) in the third quarter of 2016), $1.5 million in the first nine months of 2017 (compared to $125,000 in the first nine months of 2016), $291,000 in 2016 and $350,000 in 2015. The fair value of each option granted to a non-employee is re-measured at each period end until the vesting date.

PRC Government Research and Development Funding

ACM Shanghai has received three grants from local and central governmental authorities in the PRC. The first grant, which was awarded in 2008, relates to the development and commercialization of 65nm to 45nm stress-free polishing technology. The second grant was awarded in 2009 to fund interest expense on short-term borrowings. The most recent grant was made in 2014 and relates to the development of electro copper-plating technology. PRC governmental authorities provide the majority of the funding, although ACM Shanghai is also required to invest certain amounts in the projects.

The PRC governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

•	Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $757,000 in the third quarter of 2017 (compared to $3.5 million in the third quarter of 2016), $2.8 million in the first nine months of 2017 (compared to $5.5 million in the first nine months of 2016), $6.2 million in 2016 and $3.8 million in 2015.

•	Government subsidies for interest on short-term borrowings are reported as reductions of interest expense in the periods the interest is accrued. Those reductions totaled $0 in the third quarter of 2017 (compared to an increase of $1,000 in the third quarter of 2016), $0 in the first nine months of 2017 (compared to $100,000 in the first nine months of 2016), $99,000 in 2016 and $303,000 in 2015.

•	Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled $34,000 in the third quarter of 2017 (compared to $30,000 in the third quarter of 2016), $99,000 in the first nine months of 2017 (compared to $93,000 in the first nine months of 2016), $127,000 in 2016 and $105,000 in 2015.

Net Income Attributable to Non-Controlling Interests

Since 2006 we have conducted our business through our subsidiary ACM Shanghai, and we have financed our operations in part through sale of minority equity interests in ACM Shanghai. From January 1, 2015 to August 31, 2017, ACM Research owned 62.87% of the equity interests of ACM Shanghai and three non-controlling, unrelated investors held the remaining 37.13%. As described above under “—Minority Interests in Our Operating Company,” ACM Research (a) acquired an additional 18.77% of the ACM Shanghai equity interests from one of the minority investors as of August 31, 2017 and (b) entered into agreements with the other two minority investors pursuant to which it will acquire the remaining minority equity interests in the fourth quarter of 2017.

How We Evaluate Our Operations

We present information below with respect to three measures of financial performance:

•	We define “adjusted EBITDA” as our net income excluding interest expense (net), income tax benefit (expense), depreciation and amortization, and stock-based compensation. We define adjusted EBITDA to also exclude restructuring costs, although we have not incurred any such costs to date.

•	We define “free cash flow” as net cash provided by operating activities less purchases of property and equipment (net of proceeds from disposals) and of intangible assets.

•	We define “adjusted operating income (loss)” as our income (loss) from operations excluding stock-based compensation.

These financial measures are not based on any standardized methodologies prescribed by accounting principles generally accepted in the United States, or GAAP, and are not necessarily comparable to similarly titled measures presented by other companies.

We have presented adjusted EBITDA, free cash flow and adjusted operating income (loss) because they are key measures used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe that these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA and adjusted operating income (loss) can provide useful measures for period-to-period comparisons of our core operating performance and that the exclusion of property and equipment purchases from operating cash flow can provide a usual means to gauge our capability to generate cash. Accordingly, we believe that these financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

Adjusted EBITDA, free cash flow and adjusted operating income (loss) are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent. Some of these limitations are:

•	adjusted EBITDA excludes depreciation and amortization and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future; the assets being depreciated or amortized may have to be replaced in the future;

•	we exclude stock-based compensation expense from adjusted EBITDA and adjusted operating income (loss), although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;

•	the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	adjusted EBITDA does not reflect interest expense, or the requirements necessary to service interest or principal payments on debt;

•	adjusted EBITDA does not reflect income tax expense (benefit) or the cash requirements to pay taxes;

•	adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	adjusted EBITDA includes expense reductions and non-operating other income attributable to PRC governmental grants, which may mask the effect of underlying developments in net income (loss), including trends in current expenses and interest expense, and free cash flow includes the PRC governmental grants, the amount and timing of which can be difficult to predict and are outside our control.

The following table reconciles net income (loss), the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Adjusted EBITDA Data:
Net income (loss)	$(1,282)	$561	$(4,237)	$(468)
Interest expense, net	31	60	190	105
Income tax expense (benefit)	(278)	132	471	59
Depreciation and amortization	65	46	183	134
Stock-based compensation	343	0	1,692	193

Adjusted EBITDA	$(1,121)	$799	$(1,701)	$23

Adjusted EBITDA in the third quarter ended September 30, 2017, as compared with the comparable period in 2016, reflected an increase of $1.1 million in non-GAAP operating expenses and a decrease of $621,000 in gross profit. Adjusted EBITDA in the nine months ended September 30, 2017, as compared with the comparable period in 2016, reflected an increase of $3.2 million in non-GAAP operating expenses and an increase of $1.0 million in other non-operating expenses, substantially offset by an increase of $2.4 million in gross profit. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Key Components of Results of Operations—PRC Government Research and Development Funding.”

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Free Cash Flow Data:
Net cash (used in) provided by operating activities	$(7,644)	$(1,770)	$(4,661)	$2,969
Purchase of property and equipment, net of proceeds from disposal	(123)	(75)	(149)	(177)
Purchase of intangible assets	(1)	(13)	(37)	(22)

Free cash flow	$(7,768)	$(1,858)	$(4,847)	$2,778

Free cash flow in the third quarter ended September 30, 2017, as compared with the comparable period in 2016, reflected, in addition to the factors driving net cash provided by operating activities, (a) decreases in accounts receivable offset by increases in accounts payable and (b) increases in stock-based compensation. Free cash flow in the nine months ended September 30, 2017, as compared with the comparable period in 2016, reflected, in addition to the factors driving net cash provided by operating activities, (a) decreases in accounts receivable offset by increases in accounts payable and (b) increases in stock-based compensation. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

Adjusted operating income (loss) excludes stock-based compensation from income (loss) from operations. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. The use of non-GAAP financial measures excluding stock-based compensation has limitations, however. If we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher and our cash holdings would be less. The following tables reflect the exclusion of stock-based compensation from line items comprising income (loss) from operations:

	Three Months Ended September 30,
	2017			2016
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Adjusted Operating Income (Loss):
Revenue	$4,891	$—	$4,891	$4,904	$—	$4,904
Cost of revenue	2,692	5	2,687	1,989	3	1,986

Gross profit	2,199	5	2,204	2,915	3	2,918
Operating expenses:
Sales and marketing	(1,036)	17	(1,019)	(709)	1	(708)
Research and development	(1,209)	13	(1,196)	(813)	1	(812)
General and administrative	(1,264)	308	(956)	(605)	(5)	(610)

Income (loss) from operations	$(1,310)	$343	$(967)	$788	$0	$788

	Nine Months Ended September 30,
	2017			2016
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Adjusted Operating Income (Loss):
Revenue	$19,314	$—	$19,314	$13,026	$—	$13,026
Cost of revenue	11,262	15	11,247	7,281	8	7,273

Gross profit	8,052	15	8,067	5,745	8	5,753
Operating expenses:
Sales and marketing	(3,619)	35	(3,584)	(2,527)	4	(2,523)
Research and development	(3,076)	38	(3,038)	(2,299)	4	(2,295)
General and administrative	(4,422)	1,604	(2,818)	(1,694)	177	(1,517)

Income (loss) from operations	$(3,065)	$1,692	$(1,373)	$(775)	$193	$(582)

Adjusted operating loss in the third quarter ended September 30, 2017, as compared with the comparable period in 2016, reflected an increase of $343,000 in stock-based compensation expense. Adjusted operating loss in the nine months ended September 30, 2017, as compared with the comparable period in 2016, reflected an increase of $1.5 million in stock-based compensation expense.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. The accounting policies that reflect our more significant estimates, judgments and assumptions and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We utilize the guidance set forth in the FASB’s ASC Topic 605, Revenue Recognition, regarding the recognition, presentation and disclosure of revenue in our financial statements. We recognize revenue when persuasive evidence of an arrangement exists; delivery has occurred and the major risks and remunerations of ownership have been transferred to the customer; collectability is probable; and the selling price is fixed or determinable.

In general, we recognize revenue when a tool has been demonstrated to meet the customer’s predetermined specifications and is accepted by the customer. If terms of the sale provide for a lapsing customer acceptance period, we recognize revenue as of the earlier of the expiration of the lapsing acceptance period and customer acceptance. In the following circumstances, however, we recognize revenue upon shipment or delivery, when legal title to the tool is passed to a customer as follows:

•	when the customer has previously accepted the same type of tool with the same specifications and when we can objectively demonstrate that the tool meets all of the required acceptance criteria;

•	when the sales contract or purchase order does not contain an acceptance agreement or a lapsing acceptance provision and when we can objectively demonstrate that the tool meets all of the required acceptance criteria;

•	when the customer withholds acceptance due to issues unrelated to product performance, in which case revenue is recognized when the system is performing as intended and meets predetermined specifications; or

•	when our sales arrangements do not include a general right of return.

Customization, production, installation and delivery are essential elements of the functionality of our delivered tools, but the related services we offer, principally warranty services, are not essential to tool functionality. We treat the customization, production, installation and delivery of tools, together with the provision of related warranty and other services, as a single unit of accounting in accordance with the FASB’s ASC Subtopic 605-25, Revenue Recognition—Multiple Element Arrangements. In the first nine months of 2017 and in 2016 and 2015 all of our tools were sold in stand-alone arrangements.

We offer post-warranty period services, which consist principally of the installation and replacement of parts and small-scale modifications to the equipment. The related revenue and costs of revenue are recognized when parts have been delivered and installed, risk of loss has passed to the customer, and collection is probable. We do not expect revenue from extended maintenance service contracts to represent a material portion of our revenue in the future.

Stock-Based Compensation

We account for grants of stock options based on their grant date fair value and recognize compensation expense over the vesting periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. We estimate the fair value of stock option grants using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award and (d) the expected dividend yield.

•	The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. Treasury securities.

•	Due to the lack of a public market for the trading of the Class A common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profile, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We have computed the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of the price for Class A common stock becomes available.

•	The expected term represents the period of time that options are expected to be outstanding. The expected term of stock options is based on the average between the vesting period and the contractual term for each grant according to Staff Accounting Bulletin No. 110.

•	The expected dividend yield is assumed to be 0%, based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

No stock options were granted to employees during the three months ended September 30, 2017 or the nine months ended September 30, 2016. For employee stock option grants made during the nine months ended September 30, 2017, the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of those grants were as follows:

Nine Months Ended
September 30, 2017
Risk-free interest rate	2.22%
Expected volatility	29.18%
Expected term (in years)	6.25
Expected dividend yield	0%

No stock options were granted to non-employees during the three months ended September 30, 2017 or the nine months ended September 30, 2016. For non-employee stock option grants made during the nine months ended September 30, 2017, the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of those grants were as follows:

Nine Months Ended
September 30, 2017
Risk-free interest rate	2.22% - 2.43%
Expected volatility	29.18% - 29.51%
Expected term (in years)	6.25
Expected dividend yield	0%

The following table summarizes by grant date the number of shares of common stock underlying stock options granted from January 1, 2016 through September 30, 2017, as well as the associated per share exercise price and the estimated fair value per share of common stock on the grant date:

Grant Dates	Number of Common Shares Underlying Options Granted	Exercise Price per Common Share	Estimated Fair Value per Common Share
December 28, 2016	1,424,596	3.00	2.28
March 9, 2017	33,334	7.50	7.50
May 9, 2017	183,335	7.50	7.50

As of September 30, 2017, the unrecognized compensation cost related to outstanding options was $712,000 and is expected to be recognized as expense over a weighted-average of 1.92 years.

As of September 30, 2017, we had outstanding stock options to acquire an aggregate of 3,275,899 shares of Class A common stock with an intrinsic value of $7.8 million. Of those outstanding options, (a) 1,589,696 shares had vested, representing an intrinsic value of $2.3 million and (b) 1,686,203 shares were unvested, representing an intrinsic value of $5.5 million.

    Determination of Fair Value of Common Stock

Prior to the pricing of the IPO on November 2, 2017, we were required to estimate the fair value of Class A common stock underlying our stock-based awards when performing fair value calculations. All options to purchase shares of Class A common stock are intended to be granted with an exercise price per share no less than the fair value per share of the Class A common stock underlying those options on the date of grant, based on the information known to us on the date of grant. In the absence of a public trading market for the Class A common stock, on each grant date we developed an estimate of the fair value of the common stock with the assistance of a third-party valuation specialist to determine an exercise price for the option grants.

We historically granted stock options at exercise prices equal to the fair value of the Class A common stock as of the date of grant, as determined by the board of directors with input from management. Prior to the pricing of the IPO, the board determined the fair value of the Class A common stock by considering a number of objective and subjective factors, including our financial performance and projections, the relative illiquidity of the Class A common stock, the pricing of sales of convertible preferred stock to third parties, the preferences of our outstanding convertible preferred stock as compared to the Class A common stock, including the liquidation preferences and dividend rights, peer group trading multiples, and trends in the broad semiconductor equipment market.

On December 28, 2016, March 9, 2017 and May 9, 2017, the compensation committee of the board of directors, acting with the assistance of a third-party valuation specialist, considered the fair value of the Class A common stock. In considering the fair value, the compensation committee took into account the methodologies, approaches and assumptions provided by the Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation of the American Institute of Certified Public Accountants, or the Practice Aid. There are significant judgments and estimates inherent in the compensation committee’s determination of the fair value of the Class A common stock. These judgments and estimates include assumptions regarding our future operating performance, the time to completing the IPO or other liquidity event, and the determination of the appropriate valuation methods. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per common share could have been significantly different.

On December 28, 2016, March 9, 2017 and May 9, 2017, the compensation committee of the board of directors considered the fair value of the Class A common stock. In considering the fair value, the compensation committee took into account the methodologies, approaches and assumptions provided by the Practice Aid. In accordance with the Practice Aid, the compensation committee considered the various methods for allocating the enterprise value across the classes and series of capital stock to determine the fair value of our common stock at each valuation date. The compensation committee considered, but did not use, the liquidation value, single period capitalization, excess earnings, comparative transaction, capital market and discounted cash flow methods. In light of our placement and sale of Series F preferred stock in December 2016, on December 28, 2016 the compensation committee applied the company transaction method, which uses the most recent negotiated arm’s-length transactions involving the sale or transfer of stock or other equity interests. On March 9, 2017 and May 9, 2017, the compensation committee determined that direct evidence of the fair value of the Class A common stock was available and that it was not necessary to apply the company transaction method. Based on the foregoing, the compensation committee determined the fair value of Class A common stock for financial reporting purposes to be $2.28 as of December 28, 2016 and $7.50 as of March 9, 2017 and as of May 9, 2017. As a result, the exercise prices of the stock options granted on December 28, 2016, March 9, 2017 and May 9, 2017 exceeded or equaled the fair value of Class A common stock on that date.

Inventory

Inventories consist of finished goods, raw materials, work-in-process and consumable materials. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Inventory is stated at the lower of cost and net realizable value of the inventory at September 30, 2017 and at the lower of cost and market value of the inventory at December 31, 2016 and 2015. The cost of a general inventory item is determined using the weighted average method. The cost of an inventory item purchased specifically for a customized tool is determined using the specific identification method. Market value is determined as the lower of replacement cost and net realizable value, which is the estimated selling price, in the ordinary course of business, less estimated costs to complete or dispose.

We assess the recoverability of all inventories quarterly to determine if any adjustments are required. We write down excess or obsolete tool-related inventory based on management’s analysis of inventory levels and forecasted 12-month demand and technological obsolescence and spare parts inventory based on forecasted usage. These factors are affected by market and economic conditions, technology changes, new product introductions and changes in strategic direction, and they require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and those differences may have a material effect on recorded inventory values.

Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges.

Allowance for Doubtful Accounts

Accounts receivable are reflected in our consolidated balance sheets at their estimated collectible amounts. A substantial majority of our accounts receivable are derived from sales to large multinational semiconductor manufacturers in Asia. We follow the allowance method of recognizing uncollectible accounts receivable, pursuant to which we regularly assess our ability to collect outstanding customer invoices and make estimates of the collectability of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (a) accounts receivable and historical bad debts experience, (b) any circumstances of which we are aware of a customer’s inability to meet its financial obligations, (c) changes in our customer payment history, and (d) our judgments as to prevailing economic conditions in the industry and the impact of those conditions on our customers. If circumstances change, such that the financial conditions of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to record additional allowances, which would result in a reduction of our net income.

Deferred IPO Costs

Direct costs attributable to the IPO were deferred and recorded in other current assets and will be offset against the gross proceeds received from the IPO. At September 30, 2017 and December 30, 2016, deferred costs attributable to the IPO were $859,000 and $41,000, respectively.

Property, Plant and Equipment

Assets comprising property, plant and equipment are recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets and begins when the assets are placed in service. Betterments or renewals are capitalized when incurred. Maintenance and repairs with respect to an asset are expensed as incurred if they neither materially add to the value of the asset nor appreciably prolong its life. Assets comprising plant, property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the asset may not be recoverable.

Intangible Assets

Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with our business operations. We evaluate intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred.

Valuation of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than we had originally estimated. When these events or changes occur, we evaluate the impairment of the long-lived assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying value of the assets, we recognize an impairment loss based on the excess of the carrying value over the fair value. No impairment charge was recognized in the nine months ended September 30, 2017 or September 30, 2016.

Income Taxes

Income taxes are accounted for using the liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for the deferred tax assets if it is more likely than not that the related benefit will not be realized.

On a quarterly basis, we provide income tax provisions based upon an estimated annual effective income tax rate. The effective tax rate is highly dependent upon the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits and the effectiveness of our tax planning strategies. We carefully monitor the changes in many factors and adjust our effective income tax rate on a timely basis. If actual results differ from these estimates, this could have a material effect on our financial condition and results of operations.

We maintained a partial valuation allowance as of December 31, 2016 with respect to certain net deferred tax assets based on our estimates of recoverability. We determined that the partial valuation allowance was appropriate given our historical operating losses and uncertainty with respect to our ability to generate profits from our business model sufficient to take advantage of the deferred tax assets in all applicable tax jurisdictions.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than fifty-percent likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Interest and penalties related to uncertain tax positions are recorded in the provision for income tax expense on the consolidated statements of operations.

Foreign Currency Translation

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency, while the functional currency of our subsidiaries in the PRC is RMB. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of the transactions. Any difference between the initially recorded amount and the settlement amount is recorded as a gain or loss on foreign currency transaction in our consolidated statements of operations. Monetary assets and liabilities denominated in a foreign currency are translated at the functional currency rate of exchange as of the date of a consolidated balance sheet. Any difference is recorded as a gain or loss on foreign currency translation in the appropriate consolidated statement of operations. In accordance with the FASB’s ASC Topic 830, Foreign Currency Matters, we translate the assets and liabilities into U.S. dollars from RMB using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in stockholders’ equity as part of accumulated other comprehensive income.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. To date these restrictions have not had a material impact on us because we have not engaged in any significant transactions that are subject to the restrictions.

Warranty

We have provided warranty coverage on our tools for 12 to 36 months, covering labor and parts necessary to repair a tool during the warranty period. We account for the estimated warranty cost as sales and marketing expense at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, we calculate a rate of warranty expenses to revenue to determine the estimated warranty charge. We update these estimated charges on a regular basis.

The actual product performance and field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements that we have adopted or will be required to adopt in the future, please see the description under the heading “Recent Accounting Pronouncements” in note 2 to our condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(percentage of revenue)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.0	40.6	58.3	55.9

Gross margin	45.0	59.4	41.7	44.1

Operating expenses:
Sales and marketing	21.2	14.5	18.7	19.4
Research and development	24.7	16.6	15.9	17.7
General and administrative	25.8	12.3	22.9	13.0

Total operating expenses, net	71.7	43.4	57.5	50.1

Income (loss) from operations	(26.7)	16.0	(15.8)	(6.0)
Interest expense, net	(0.7)	(1.4)	(1.0)	(0.9)
Other income (expense), net	0.0	0.1	0.0	0.1
Equity in net income of affiliates	0.4	—	0.1	—
Non-operating income (expense), net	(4.9)	(0.7)	(2.7)	3.6

Income (loss) before income taxes	(31.9)	14.0	(19.4)	(3.2)
Income tax (expense) benefit	5.7	(2.7)	(2.4)	(0.5)

Net income (loss)	(26.2)	11.3	(21.8)	(3.7)
Less: Net income (loss) attributable to non-controlling interests	(6.7)	4.1	(2.8)	(2.1)

Net income (loss) attributable to ACM Research, Inc.	(19.5)%	7.4%	(19.0)%	(1.6)%

Comparison of Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,		% Change
	2017	2016	2016 v 2017
	(in thousands)
Revenue	$4,891	$4,904	(0.3)%

The decrease in revenue of $13,000 in the three months ended September 30, 2017 reflected decreases in revenue from advanced packaging equipment of $1.3 million substantially offset by increases in revenue from single-wafer cleaning equipment of $1.3 million.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		% Change
	2017	2016	2016 v 2017
	(in thousands)
Cost of revenue	$2,692	$1,989	35.3%
Gross profit	$2,199	$2,915	(24.6)
Gross margin	45.0%	59.4%	(14.4)

Cost of revenue increased $703,000, and gross profit decreased $716,000, from the three months ended September 30, 2016 to the comparable period in 2017. Gross margin decreased 14.4%, primarily due to the sale of one higher-margin single-wafer wet cleaning tool during the three months ended September 30, 2016.

Operating Expenses

	Three Months Ended September 30,		% Change
	2017	2016	2016 v 2017
	(in thousands)
Sales and marketing expense	$1,036	$709	46.1%
Research and development expense	1,209	813	48.7
General and administrative expense	1,264	605	108.9

Total operating expenses, net	$3,509	$2,127	65.0

Sales and marketing expense increased $327,000 in the three months ended September 30, 2017 as compared to the corresponding period in 2016, primarily due to an increase in service expenses and personnel cost, partially offset by a decrease in sales commissions.

Research and development expense increased $396,000 in the three months ended September 30, 2017 as compared to the corresponding period in 2016, principally as a result of increases in testing fees and personnel cost. Research and development expense represented 24.7% and 16.6% of our revenue in the three months ended September 30, 2017 and 2016, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $900,000, or 18.4% of revenue, in the three months ended September 30, 2017 and $4.2 million, or 86.4% of revenue, in the three months ended September 30, 2016.

General and administrative expense increased $659,000 in the three months ended September 30, 2017 as compared to the corresponding period in 2016, principally resulting from preparations to become a public company. These costs reflected increases of $299,000 in stock-based compensation expense, $103,000 in personnel costs, $78,000 in professional and consulting fees, and $47,000 in travelling expense.

Other Income and Expenses

	Three Months Ended September 30,		% Change
	2017	2016	2016 v 2017
	(in thousands)
Interest expense, net	$(31)	$(60)	(48.3)%
Equity in net income of affiliates	20	—	NA
Non-operating income (expense), net	$(239)	$(35)	582.9

Interest expense consists of interest incurred from outstanding short-term borrowings and notes payable. Interest expense decreased to $33,000 in the three months ended September 30, 2017 from $66,000 in the three months ended September 30, 2016, principally as a result of decreased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in the three months ended September 30, 2017 and 2016.

Non-operating income (expense), net primarily reflects (a) gains or losses recognized from the effect of exchange rates on our foreign currency-denominated asset and liability balances, (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above, and (c) losses we recognized upon dispositions of fixed assets.

Income Tax (Expense) Benefit

The following presents components of income tax (expense) benefit for the indicated periods:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Current:
U.S. federal	$—	$—
U.S. state	—	—
Foreign	—	—

Total current income tax (expense) benefit	—	—

Current:
U.S. federal	—	—
U.S. state	—	—
Foreign	278	(132)

Total deferred income tax (expense) benefit	278	(132)

Total current income tax (expense) benefit	$278	$(132)

Our effective tax rate differs from statutory rates of 34% for U.S. federal income tax purposes and 15% to 25% for PRC income tax purpose due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services. Our two PRC subsidiaries, ACM Shanghai and ACM Research (Wuxi), Inc., are liable for PRC corporate income taxes at the rates of 15% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, with an effective period of three years.

We file income tax returns in the United States and state and foreign jurisdictions. Those federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for 2009 through 2016. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state or foreign tax authorities to the extent utilized in a future period.

We intend to reinvest indefinitely our PRC earnings as of September 30, 2017 outside of the United States, and we therefore have not provided for taxes with respect to the remissions of such earnings from the PRC to the United States.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenue

	Nine Months Ended September 30,		% Change
	2017	2016	2016 v 2017
	(in thousands)
Revenue	$19,314	$13,026	48.3%

The increase in revenue of $6.3 million in the nine months ended September 30, 2017 was primarily due to increases in revenue from single-wafer cleaning equipment.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		% Change
	2017	2016	2016 v 2017
	(in thousands)
Cost of revenue	$11,262	$7,281	54.7%
Gross profit	$8,052	$5,745	40.2
Gross margin	41.7%	44.1%	(2.4)

Cost of revenue increased $4.0 million, and gross profit increased $2.3 million, from the nine months ended September 30, 2016 to the comparable period in 2017, reflecting the growth in sales and the decrease in gross margin. Gross margin decreased (2.4)%, primarily due to the sale of one higher-margin single-wafer wet cleaning tool during the nine months ended September 30, 2016.

Operating Expenses

	Nine Months Ended September 30,		% Change
	2017	2016	2016 v 2017
	(in thousands)
Sales and marketing expense	$3,619	$2,527	43.2%
Research and development expense	3,076	2,299	33.8
General and administrative expense	4,422	1,694	161.0

Total operating expenses, net	$11,117	$6,520	70.5

Sales and marketing expense increased $1.1 million in the nine months ended September 30, 2017 as compared to the corresponding period in 2016, primarily due to an increase in service expenses, personnel cost and shipping cost.

Research and development expense increased $777,000 in the nine months ended September 30, 2017 as compared to the corresponding period in 2016, principally as a result of increases in testing fees and personnel cost. Research and development expense represented 15.9% and 17.7% of our revenue in the nine months ended September 30, 2017 and 2016, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $5.9 million, or 30.5% of revenue, in the nine months ended September 30, 2017 and $7.7 million, or 59.1% of revenue, in the nine months ended September 30, 2016.

General and administrative expense increased $2.7 million in the nine months ended September 30, 2017 as compared to the corresponding period in 2016, principally resulting from preparations to become a public company. These costs reflected increases of $1.4 million in stock-based compensation expense, $679,000 in professional and consulting fees, $183,000 in personnel costs, and $118,000 in rental expense.

Other Income and Expenses

	Nine Months Ended September 30,		% Change
	2017	2016	2016 v 2017
	(in thousands)
Interest expense, net	$(190)	$(105)	81.0%
Equity in net income of affiliates	20	—	NA
Non-operating income (expense), net	(531)	471	NA

Interest expense consists of interest incurred from outstanding short-term borrowings and notes payable. Interest expense increased to $197,000 in the nine months ended September 30, 2017 from $118,000 in the nine months ended September 30, 2016, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in the nine months ended September 30, 2017 and 2016.

Other income, net primarily reflects (a) gains or losses recognized from the effect of exchange rates on our foreign currency-denominated asset and liability balances, (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above, and (c) losses we recognized upon dispositions of fixed assets.

Income Tax (Expense) Benefit

The following presents components of income tax (expense) benefit for the indicated periods:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Current:
U.S. federal	$—	$—
U.S. state	—	—
Foreign	—	—

Total current income tax (expense) benefit	—	—

Current:
U.S. federal	—	—
U.S. state	—	—
Foreign	(471)	(59)

Total deferred income tax (expense) benefit	(471)	(59)

Total current income tax (expense) benefit	$(471)	$(59)

Liquidity and Capital Resources

Initially we funded our operations principally through issuances of four series of convertible preferred stock from our formation in 1998 through 2001 and issuances of convertible and term promissory notes in 2003 and 2004. We issued additional convertible and term promissory notes in 2005 and 2006 in anticipation of moving our operational center to Shanghai in 2006, and following that transition, our new subsidiary ACM Shanghai raised funds through sales of its non-controlling equity interests in 2007, 2008 and 2009. Prior to 2016, we also funded our operations with (a) subsidies received from PRC governmental authorities pursuant to grants made in 2008, 2009 and 2014, (b) short-term borrowings by ACM Shanghai from local financial institutions in 2009 and each year since 2011 through 2015, (c) additional issuances of term promissory notes in 2013, 2014 and 2015, and (d) operating cash flow in 2015. Since January 1, 2016, we have funded our technology development and operations through:

•	issuances of two additional series of convertible preferred stock in 2016 and the third quarter of 2017;

•	an investment deposit in 2016 made in connection with issuance of a Class A common stock warrant in March 2017;

•	short-term borrowings by ACM Shanghai from local financial institutions in 2016 and the first nine months of 2017;

•	operating cash flow in the first nine months of 2017; and

•	the IPO and the concurrent private placement in November 2017.

We believe our existing cash and cash equivalents (including our net proceeds of the IPO and the concurrent private placement), our cash flow from operating activities and short-term bank borrowings by ACM Shanghai will be sufficient to meet our anticipated cash needs for at least the next twelve months. We do not expect that our anticipated cash needs for the next twelve months will require our receipt of any PRC government subsidies. Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, and the timing of investment in our research and development as well as sales and marketing. To the extent our cash and cash equivalents, cash flow from operating activities and short-term bank borrowings are insufficient to fund our future activities, we may need to raise additional funds through additional bank credit arrangements or public or private debt or equity financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to affect an equity or debt financing on terms acceptable to us or at all.

Sources of Funds

Equity and Equity-Related Securities

From January 1, 2016 to December 1, 2017, we received gross proceeds of $54.1 million from sales of common stock, convertible preferred stock and a warrant, as described below.

Common Stock. In 2016 we received gross proceeds totaling $584,250 upon exercises of common stock options. In 2017 we have sold shares of common stock as follows:

Issue Date (2017)	Transaction	Gross Proceeds
		(in thousands)
February-September	Option exercises	$411
September 8	Private placements (see “—Minority Interests in Our Operating Company”)	14,300
September 11	Private placement	1,000
November 7 and 14	IPO	12,505
November 7	Concurrent private placement	7,467

		$35,683

Convertible Preferred Stock. In 2016 we received gross proceeds of $9.0 million from sales of shares of Series F convertible preferred stock that converted, upon completion of the IPO, into 1,205,278 shares of Class A common stock, for an effective purchase price of $7.50 per share. In 2017 we received gross proceeds of $5.8 million from sales of shares of Series E convertible preferred stock that converted, upon completion of the IPO, into 1,666,170 shares of Class A common stock, for an effective purchase price of $3.48 per share.

Warrant. In December 2016 SMC delivered to ACM Shanghai 20,123,500 RMB ($3.0 million as of the date of funding) in cash for potential investment pursuant to terms to be subsequently negotiated. In March 2017 we issued to SMC a warrant exercisable to purchase 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $3.0 million.

Indebtedness

ACM Shanghai Short-Term Loan Facilities. ACM Shanghai is a party to lines of credit with three banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at November 15, 2017(1)
Bank of China Pudong Branch	August 2017	March 2018	5.69%	RMB30,000	RMB14,500
				$4,521	$2,185
Bank of Shanghai Pudong Branch	August 2017	September 2018	5.66	RMB25,000	RMB8,540
				$3,768	$1,287
Shanghai Rural Commercial Bank	September 2017	September 2018	5.44-5.66	RMB5,000
				$754	—

				RMB60,000	RMB23,040
				$9,042	$3,472

(1) Converted to dollars as of November 15, 2017

All of the amounts owing under the line of credit with Bank of China Pudong Branch are secured by ACM Shanghai’s intellectual property. All of the amounts owing under the lines of credit with Bank of Shanghai Pudong Branch and Shanghai Rural Commercial Bank are guaranteed by David Wang, our Chair of the Board, Chief Executive Officer and President.

Cash Flow from Operating Activities

Our operations used cash flow of $3.7 million in 2016 and $4.7 million in the first nine months of 2017. Our cash flow from operating activities is influenced by (a) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (b) increases in the number of customers using our products and services, and (c) the amount and timing of payments by customers.

Government Research and Development Grants

As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received $6.6 million of such grants in 2016 and, as of December 1, 2017, had received $2.6 million of such grants in 2017. Not all grant amounts are received in the year in which a grant is awarded. ACM Shanghai does not expect to receive any additional grants in 2017. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital

The following table sets forth selected working capital information:

September 30, 2017
(in thousands)
Cash and cash equivalents	$17,074
Accounts receivable, less allowance for doubtful amounts	15,784
Inventory	18,077
Working capital	35,456

Our cash and cash equivalents at September 30, 2017 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends.

We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

Uses of Funds

Capital Expenditures

Our capital expenditures totaled $795,000 in 2016. Substantially all of the capital expenditures were made to purchase equipment or improve infrastructure for our research and development and manufacturing facilities.

During 2017 we are continuing to invest in equipment and infrastructure improvements for our manufacturing and research and development facilities and, to a lesser extent, leasehold improvements for our administrative facilities. The extent of these investments may be affected by the pace with which we add new customers and obtain additional purchase orders. Our capital expenditures totaled $186,000 in the nine months ended September 30, 2017. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements

The following table sets forth sets forth our commitments to settle contractual obligations as of December 31, 2016:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases:	$2,538	$8	$—	$—	$2,546

Operating lease obligations with respect to office space consisted of amounts arising under lease agreements for our headquarters in Fremont, California, our operation center in Shanghai, PRC, and other small regional office locations. For additional information about these lease agreements, see “Business—Facilities.” The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.

Other than changes that occurred in the normal course of business, as of September 30, 2017 there were no significant changes to the contractual obligations reported at December 31, 2016.

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in trading activities involving non-exchange traded contracts. We therefore believe we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that they will materially affect our business in the foreseeable future. Any impact of inflation on cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the price of our product offerings.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of provisions that reduce our reporting and other obligations from those otherwise generally applicable to public companies. We may take advantage of these provisions until the earliest of December 31, 2022 or such time that we have annual revenue greater than $1.0 billion, the market value of our capital stock held by non-affiliates exceeds $700 million or we have issued more than $1.0 billion of non-convertible debt in a three-year period. We have chosen to take advantage of some of these provisions, and as a result we may not provide stockholders with all of the information that is provided by other public companies. We have, however, irrevocably elected not to avail ourselves, as would have been permitted by Section 107 of the JOBS Act, of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards, and we therefore will be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Exchange Risk

Although our financial statements are denominated in U.S. dollars, a sizable portion of our revenues and costs are denominated in other currencies, primarily the Renminbi. The Renminbi is not freely convertible into foreign currencies for capital account transactions. The value of the Renminbi against the U.S. dollar and other currencies is affected by changes in the PRC’s political and economic conditions and by the PRC’s foreign exchange policies, among other things. In July 2005, the PRC government changed its decades-old policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation subsided and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Since June 2010, the Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar in the future. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.

Interest Rate Risk

At September 30, 2017, we had unrestricted cash and cash equivalents totaling $17.1 million. These amounts were held for working capital purposes and were held primarily in checking accounts of various banks. We believe we do not have any material exposure to changes in our cash balance as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, and due to the material weakness in our internal control over financial reporting described in “Item 1A. Risk Factors— Our management and auditors identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements that could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock” in Part II below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were not effective during reporting the period ended September 30, 2017 as discussed below.

Changes in Internal Control over Financial Reporting and Remediation Efforts

During the nine months ended September 30, 2017, no changes, other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

In connection with its audits of our consolidated financial statements as of, and for the years ended, December 31, 2016 and 2015, BDO China Shu Lun Pan Certified Public Accountants LLP informed us that it had identified a material weakness in our internal control over financial reporting relating to our lack of sufficient qualified financial reporting and accounting personnel with an appropriate level of expertise to properly address complex accounting issues under accounting principles generally accepted in the United States, or GAAP, and to prepare and review our consolidated financial statements and related disclosures to fulfill GAAP and Securities and Exchange Commission financial reporting requirements.

In the nine months ended September 30, 2017, we hired additional accounting and finance personnel and engaged outside consulting firms in order to improve our internal control over the financial reporting process. We will continue to monitor the effectiveness of our internal control over financial reporting and will seek to employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Investing in Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information contained in this report, including the consolidated financial statements and related notes set forth in “Item 1. Financial Statements” of Part I above, before making an investment decision. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations or cash flows. In any such case, the trading price of Class A common stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business and Our Industry

We have incurred significant losses since our inception and we are uncertain about our future profitability.

We have incurred significant losses since our inception in 1998, and as of September 30, 2017 we had an accumulated deficit of $13.6 million. We may not be able to generate sufficient revenue to achieve and sustain profitability. We expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development, including continued investments in our research and development team;

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally, building our brand, and providing our single-wafer wet cleaning equipment and other capital equipment, or tools, for evaluation by customers;

•	the cost of goods being manufactured and sold for our installed base;

•	expansion of field service; and

•	general and administrative expenses, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, then our business, financial position and results of operations will be harmed and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed and we may not achieve or maintain profitability in the future.

We currently have limited revenue and may not be able to regain or maintain profitability.

To date we have only generated limited revenue from sales of our products. Our revenue totaled $31.2 million in 2015, $27.4 million in 2016 and $19.3 million in the first nine months of 2017. Our revenue was not sufficient to cover our operating expenses prior to 2015, and our net income decreased to $2.4 million in 2016 from $7.9 million in 2015. In the first nine months of 2017, we incurred an operating loss of $3.1 million, which was an increase from our operating loss of $775,000 in the first nine months of 2016, and a net loss of $3.7 million, which was an increase from a net loss of $191,000 in the first nine months of 2016. Our ability to generate significant revenue and operate profitably depends upon our ability to commercialize our Ultra C single-wafer wet cleaning equipment based on our Space Alternated Phase Shift, or SAPS, and Timely Energized Bubble Oscillation, or TEBO, technologies. Our ability to generate significant product revenue from our current tools or future tool candidates also depends on a number of additional factors, including our ability to:

•	achieve market acceptance of Ultra C equipment based on SAPS technology as well as Ultra C equipment based on TEBO technology;

•	increase our customer base, including the establishment of relationships with companies in the United States;

•	continue to expand our supplier relationships with third parties; and

•	establish and maintain our reputation for providing efficient on-time delivery of high quality products.

If we fail to regain and sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce our operations or even shut down.

We may require additional capital in the future and we cannot give any assurance that such capital will be available at all or available on terms acceptable to us and, if it is available, additional capital raised by us may dilute holders of Class A common stock.

We may need to raise funds in the future, depending on many factors, including:

•	our sales growth;

•	the costs of applying our existing technologies to new or enhanced products;

•	the costs of developing new technologies and introducing new products;

•	the costs associated with protecting our intellectual property;

•	the costs associated with our expansion, including capital expenditures, increasing our sales and marketing and service and support efforts, and expanding our geographic operations;

•	our ability to continue to obtain governmental subsidies for developmental projects in the future;

•	future debt repayment obligations; and

•	the number and timing of any future acquisitions.

To the extent that our existing sources of cash, together with any cash generated from operations are insufficient to fund our activities, we may need to raise additional funds through public or private financings, strategic relationships, or other arrangements. Additional funding may not be available to us on acceptable terms or at all. If adequate funding is not available, we may be required to reduce expenditures, including curtailing our growth strategies and reducing our product development efforts, or to forego acquisition opportunities.

If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. Furthermore, the holders of these new securities or debt may have rights, preferences and privileges senior to those of the holders of Class A common stock. In addition, any preferred equity issuance or debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of Class A common stock.

Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Accordingly, you should not rely upon our past quarterly financial results as indicators of future performance. Any variations in our quarter-to-quarter performance may cause our stock price to fluctuate. Our financial results in any given quarter can be influenced by a variety of factors, including:

•	the cyclicality of the semiconductor industry and the related impact on the purchase of equipment used in the manufacture of integrated circuits, or chips;

•	the timing of purchases of our tools by chip fabricators, which order types of tools based on multi-year capital plans under which the number and dollar amount of tool purchases can vary significantly from year to year;

•	the relatively high average selling price of our tools and our dependence on a limited number of customers for a substantial portion of our revenue in any period, whereby the timing and volume of purchase orders or cancellations from our customers could significantly reduce our revenue for that period;

•	the significant expenditures required to customize our products often exceed the deposits received from our customers;

•	the lead time required to manufacture our tools;

•	the timing of recognizing revenue due to the timing of shipment and acceptance of our tools;

•	our ability to sell additional tools to existing customers;

•	the changes in customer specifications or requirements;

•	the length of our product sales cycle;

•	changes in our product mix, including the mix of systems, upgrades, spare parts and service;

•	the timing of our product releases or upgrades or announcements of product releases or upgrades by us or our competitors, including changes in customer orders in anticipation of new products or product enhancements;

•	our ability to enhance our tools with new and better functionality that meet customer requirements and changing industry trends;

•	constraints on our suppliers’ capacity;

•	the timing of investments in research and development related to releasing new applications of our technologies and new products;

•	delays in the development and manufacture of our new products and upgraded versions of our products and the market acceptance of these products when introduced;

•	our ability to control costs, including operating expenses and the costs of the components and subassemblies used in our products;

•	the costs related to the acquisition and integration of product lines, technologies or businesses; and

•	the costs associated with protecting our intellectual property, including defending our intellectual property against third-party claims or litigation.

Seasonality has played an increasingly important role in the market for chip manufacturing tools. The period of November through February has been a particularly weak period historically for manufacturers of chip tools, in part because capital equipment needed to support manufacturing of chips for the December holidays usually needs to be in the supply chain by no later than October and chip makers in Asia often wait until after Chinese New Year, which occurs in January or February, before implementing their capital acquisition plans. The timing of new product releases also has an impact on seasonality, with the acquisition of manufacturing equipment occurring six to nine months before a new release.

Many of these factors are beyond our control, and the occurrence of one or more of them could cause our operating results to vary widely. As a result, it is difficult for us to forecast our quarterly revenue accurately. Our results of operations for any quarter may not be indicative of results for future quarters and quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Variability in our periodic operating results could lead to volatility in our stock price. Because a substantial proportion of our expenses are relatively fixed in the short term, our results of operations will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of Class A common stock to decline. Moreover, as a result of any of the foregoing factors, our operating results might not meet our announced guidance or expectations of public market analysts or investors, in which case the price of Class A common stock could decrease significantly.

Cyclicality in the semiconductor industry is likely to lead to substantial variations in demand for our products, and as a result our operating results could be adversely affected.

The chip industry has historically been cyclic and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next.

Our business depends upon the capital spending of chip manufacturers, which, in turn, depends upon the current and anticipated market demand for chips. During industry downturns, chip manufacturers often have excess manufacturing capacity and may experience reductions in profitability due to lower sales and increased pricing pressure for their products. As a result, chip manufacturers generally sharply curtail their spending during industry downturns and historically have lowered their spending more than the decline in their revenues. If we are unable to control our expenses adequately in response to lower revenue from our customers, our operating results will suffer and we could experience operating losses.

Conversely, during industry upturns we must successfully increase production output to meet expected customer demand. This may require us or our suppliers, including third-party contractors, to order additional inventory, hire additional employees and expand manufacturing capacity. If we are unable to respond to a rapid increase in demand for our tools on a timely basis, or if we misjudge the timing, duration or magnitude of such an increase in demand, we may lose business to our competitors or incur increased costs disproportionate to any gains in revenue, which could have a material adverse effect on our business, results of operations, financial condition or cash flows.

The government of the People’s Republic of China, or the PRC, is implementing focused policies, including state-led investment initiatives, that aim to create and support an independent domestic semiconductor supply chain spanning from design to final system production. If these policies, which include loans and subsidies, result in lower demand for equipment than is expected by equipment manufacturers, the resulting overcapacity in the chip manufacturing equipment market could lead to excess inventory and price discounting that could have a material adverse effect on our business and operating results.

Our success will depend on industry chip manufacturers adopting our SAPS and TEBO technologies.

To date our strategy for commercializing our tools has been to place them with selected industry leaders in the manufacturing of memory and logic chips, the two largest chip categories, to enable those leading manufacturers to evaluate our technologies, and then leverage our reputation to gain broader market acceptance. In order for these industry leaders to adopt our tools, we need to establish our credibility by demonstrating the differentiated, innovative nature of our SAPS and TEBO technologies. Our SAPS technology has been tested and purchased by industry leaders, but has not achieved, and may never achieve, widespread market acceptance. We have initiated a similar commercialization process for our TEBO technology with a selected group of industry leaders. If these leading manufacturers do not agree that our technologies add significant value over conventional technologies or do not otherwise accept and use our tools, we may need to spend a significant amount of time and resources to enhance our technologies or develop new technologies. Even if these leading manufacturers adopt our technologies, other manufacturers may not choose to accept and adopt our tools and our products may not achieve widespread adoption. Any of the above factors would have a material adverse effect on our business, results of operations and financial condition.

If our SAPS and TEBO technologies do not achieve widespread market acceptance, we will not be able to compete effectively.

The commercial success of our tools will depend, in part, on gaining substantial market acceptance by chip manufacturers. Our ability to gain acceptance for our products will depend upon a number of factors, including:

•	our ability to demonstrate the differentiated, innovative nature of our SAPS and TEBO technologies and the advantages of our tools over those of our competitors;

•	compatibility of our tools with existing or potential customers’ manufacturing processes and products;

•	the level of customer service available to support our products; and

•	the experiences our customers have with our products.

In addition, obtaining orders from new customers may be difficult because many chip manufacturers have pre-existing relationships with our competitors. Chip manufacturers must make a substantial investment to qualify and integrate wet processing equipment into a chip production line. Due, in part, to the cost of manufacturing equipment and the investment necessary to integrate a particular manufacturing process, a chip manufacturer that has selected a particular supplier’s equipment and qualified that equipment for production typically continues to use that equipment for the specific production application and process node, which is the minimum line width on a chip, as long as that equipment continues to meet performance specifications. Some of our potential and existing customers may prefer larger, more established vendors from which they can purchase equipment for a wider variety of process steps than our tools address. Further, because the cleaning process with our TEBO equipment can be up to five times longer than cleaning processes based on other technologies, we must convince chip manufacturers of the innovative, differentiated nature of our technologies and the benefits associated with using our tools. If we are unable to obtain new customers and continue to achieve widespread market acceptance of our tools, then our business, operations, financial results and growth prospects will be materially and adversely affected.

If we do not continue to enhance our existing single-wafer wet cleaning tools and achieve market acceptance, we will not be able to compete effectively.

We operate in an industry that is subject to evolving standards, rapid technological changes and changes in customer demands. Additionally, if process nodes continue to shrink to ever-smaller dimensions and conventional two-dimensional chips reach their critical performance limitations, the technology associated with manufacturing chips may advance to a point where our Ultra C equipment based on SAPS and TEBO technologies becomes obsolete. Accordingly, the future of our business will depend in large part upon the continuing relevance of our technological capabilities, our ability to interpret customer and market requirements in advance of tool deliveries, and our ability to introduce in a timely manner new tools that address chip makers’ requirements for cost-effective cleaning solutions. We expect to spend a significant amount of time and resources developing new tools and enhancing existing tools. Our ability to introduce and market successfully any new or enhanced cleaning equipment is subject to a wide variety of challenges during the tool’s development, including the following:

•	accurate anticipation of market requirements, changes in technology and evolving standards;

•	the availability of qualified product designers and technologies needed to solve difficult design challenges in a cost-effective, reliable manner;

•	our ability to design products that meet chip manufacturers’ cost, size, acceptance and specification criteria, and performance requirements;

•	the ability and availability of suppliers and third-party manufacturers to manufacture and deliver the critical components and subassemblies of our tools in a timely manner;

•	market acceptance of our customers’ products, and the lifecycle of those products; and

•	our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle.

Certain enhancements to our Ultra C equipment in future periods may reduce demand for our pre-existing tools. As we introduce new or enhanced cleaning tools, we must manage the transition from older tools in order to minimize disruptions in customers’ ordering patterns, avoid excessive levels of older tool inventories and ensure timely delivery of sufficient supplies of new tools to meet customer demand. Furthermore, product introductions could delay purchases by customers awaiting arrival of our new products, which could cause us to fail to meet our expected level of production orders for pre-existing tools.

Our success will depend on our ability to identify and enter new product markets.

We expect to spend a significant amount of time and resources identifying new product markets in addition to the market for cleaning solutions and in developing new products for entry into these markets. Our TEBO technology took eight years to develop, and development of any new technology could require a similar, or even longer, period of time. Product development requires significant investments in engineering hours, third-party development costs, prototypes and sample materials, as well as sales and marketing expenses, which will not be recouped if the product launch is unsuccessful. We may fail to predict the needs of other markets accurately or develop new, innovative technologies to address those needs. Further, we may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may be more costly to develop, may fail to meet the requirements of the market, or may be adopted slower than we expect. If we are not able to introduce new products successfully, our inability to gain market share in new product markets could adversely affect our ability to sustain our revenue growth or maintain our current revenue levels.

If we fail to establish and maintain a reputation for credibility and product quality, our ability to expand our customer base will be impaired and our operating results may suffer.

We must develop and maintain a market reputation for innovative, differentiated technologies and high quality, reliable products in order to attract new customers and achieve widespread market acceptance of our products. Our market reputation is critical because we compete against several larger, more established competitors, many of which supply equipment for a larger number of process steps than we do to a broader customer base in an industry with a limited number of customers. In these circumstances, traditional marketing and branding efforts are of limited value, and our success depends on our ability to provide customers with reliable and technically sophisticated products. If the limited customer base does not perceive our products and services to be of high quality and effectiveness, our reputation could be harmed, which could adversely impact our ability to achieve our targeted growth.

We operate in a highly competitive industry and many of our competitors are larger, better-established, and have significantly greater operating and financial resources than we have.

The chip equipment industry is highly competitive, and we face substantial competition throughout the world in each of the markets we serve. Many of our current and potential competitors have, among other things:

•	greater financial, technical, sales and marketing, manufacturing, distribution and other resources;

•	established credibility and market reputations;

•	longer operating histories;

•	broader product offerings;

•	more extensive service offerings, including the ability to have large inventories of spare parts available near, or even at, customer locations;

•	local sales forces; and

•	more extensive geographic coverage.

These competitors may also have the ability to offer their products at lower prices by subsidizing their losses in wet cleaning with profits from other lines of business in order to retain current or obtain new customers. Among other things, some competitors have the ability to offer bundled discounts for customers purchasing multiple products. Many of our competitors have more extensive customer and partner relationships than we do and may therefore be in a better position to identify and respond to market developments and changes in customer demands. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. If we are not able to compete successfully against existing or new competitors, our business, operating results and financial condition will be negatively affected.

We depend on a small number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one of our major customers could have a material adverse effect on our revenue and operating results. There are also a limited number of potential customers for our products.

The chip manufacturing industry is highly concentrated, and we derive a significant portion of our revenue from the sale of our products to a small number of customers. In 2016 99.3% of our revenue was derived from four customers: Shanghai Huali Microelectronics Corporation, 33.7%; Semiconductor Manufacturing International Corporation, 25.0%; SK Hynix Inc., 24.0%; and JiangYin ChangDian Advanced Packaging Co. Ltd., 16.6%. In 2015 all of our revenue was derived from three customers, including SK Hynix Inc., which accounted for 86.0% of our revenue, and JiangYin ChangDian Advanced Packaging Co., Ltd., which accounted for 10.1% of our revenue. As a consequence of the concentrated nature of our customer base, our revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially affect our revenue and results of operations in any quarterly period.

We may be unable to sustain or increase our revenue from our larger customers or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. Thus, our business success depends on our ability to maintain strong relationships with our customers. The loss of any of our key customers for any reason, or a change in our relationship with any of our key customers, including a significant delay or reduction in their purchases, may cause a significant decrease in our revenue, which we may not be able to recapture due to the limited number of potential customers.

We have seen, and may see in the future, consolidation of our customer base. Industry consolidation generally has negative implications for equipment suppliers, including a reduction in the number of potential customers, a decrease in aggregate capital spending and greater pricing leverage on the part of consumers over equipment suppliers. Continued consolidation of the chip industry could make it more difficult for us to grow our customer base, increase sales of our products and maintain adequate gross margins.

Our customers do not enter into long-term purchase commitments, and they may decrease, cancel or delay their projected purchases at any time.

In accordance with industry practice, our sales are on a purchase order basis, which we seek to obtain three to four months in advance of the expected product delivery date. Until a purchase order is received, we do not have a binding purchase commitment. Our SAPS and TEBO customers to date have provided us with non-binding one- to two-year forecasts of their anticipated demands, but those forecasts can be changed at any time, without any required notice to us. Because the lead-time needed to produce a tool customized to a customer’s specifications can extend up to six months, we may need to begin production of tools based on non-binding forecasts, rather than waiting to receive a binding purchase order. No assurance can be made that a customer’s forecast will result in a firm purchase order within the time period we expect, or at all.

If we do not accurately predict the amount and timing of a customer’s future purchases, we risk expending time and resources on producing a customized tool that is not purchased by a particular customer, which may result in excess or unwanted inventory, or we may be unable to fulfill an order on the schedule required by a purchase order, which would result in foregone sales. Customers may place purchase orders that exceed forecasted amounts, which could result in delays in our delivery time and harm our reputation. In the future a customer may decide not to purchase our tools at all, may purchase fewer tools than it did in the past or may otherwise alter its purchasing patterns, and the impact of any such actions may be intensified given our dependence on a small number of large customers. Our customers make major purchases periodically as they add capacity or otherwise implement technology upgrades. If any significant customers cancel, delay or reduce orders, our operating results could suffer.

We may incur significant expenses long before we can recognize revenue from new products, if at all, due to the costs and length of research, development, manufacturing and customer evaluation process cycles.

We often incur significant research and development costs for products that are purchased by our customers only after much, or all, of the cost has been incurred or that may never be purchased. We allow new customers, or existing customers considering new products, to evaluate products without any payment becoming due unless the product is ultimately accepted, which means we may invest $1.0 to $2.0 million in manufacturing a tool that may never be accepted and purchased or may be purchased months or even years after production. In the past we have borrowed money in order to fund first-time purchase order equipment and next-generation evaluation equipment. When we complete a first-time sale, we may not receive payment for up to 24 months. Even returning customers may take as long as six months to make any payments. If our sales efforts are unsuccessful after expending significant resources, or if we experience delays in completing sales, our future cash flow, revenue and profitability may fluctuate or be materially adversely affected.

Our sales cycle is long and unpredictable, which results in variability of our financial performance and may require us to incur high sales and marketing expenses with no assurance that a sale will result, all of which could adversely affect our profitability.

Our results of operations may fluctuate, in part, because of the resource-intensive nature of our sales efforts and the length and variability of our sales cycle. A sales cycle is the period between initial contact with a prospective customer and any sale of our tools. Our sales process involves educating customers about our tools, participating in extended tool evaluations and configuring our tools to customer-specific needs, after which customers may evaluate the tools. The length of our sales cycle, from initial contact with a customer to the execution of a purchase order, is generally 6 to 24 months. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs or if the sale is delayed as a result of extended qualification processes or delays from our customers’ customers.

The duration or ultimate success of our sales cycle depends on factors such as:

•	efforts by our sales force;

•	the complexity of our customers’ manufacturing processes and the compatibility of our tools with those processes;

•	our customers’ internal technical capabilities and sophistication; and

•	our customers’ capital spending plans and processes, including budgetary constraints, internal approvals, extended negotiations or administrative delays.

It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, we may not recognize revenue from our sales efforts for extended periods of time, or at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is lost or delayed. In addition, we believe that the length of the sales cycle and intensity of the evaluation process may increase for those current and potential customers that centralize their purchasing decisions.

Difficulties in forecasting demand for our tools may lead to periodic inventory shortages or excess spending on inventory items that may not be used.

We need to manage our inventory of components and production of tools effectively to meet changing customer requirements. Accurately forecasting customers’ needs is difficult. Our tool demand forecasts are based on multiple assumptions, including non-binding forecasts received from our customers years in advance, each of which may introduce error into our estimates. Inventory levels for components necessary to build our tools in excess of customer demand may result in inventory write-downs and could have an adverse effect on our operating results and financial condition. Conversely, if we underestimate demand for our tools or if our manufacturing partners fail to supply components we require at the time we need them, we may experience inventory shortages. Such shortages might delay production or shipments to customers and may cause us to lose sales. These shortages may also harm our credibility, diminish the loyalty of our channel partners or customers.

A failure to prevent inventory shortages or accurately predict customers’ needs could result in decreased revenue and gross margins and harm our business.

Some of our products and supplies may become obsolete or be deemed excess while in inventory due to rapidly changing customer specifications, changes in product structure, components or bills of material as a result of engineering changes, or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. Any such charges we incur in future periods could materially and adversely affect our results of operations.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenue and net income, and we are unlikely to forecast such effects with any certainty in advance.

If our tools contain defects or do not meet customer specifications, we could lose customers and revenue.

Highly complex tools such as our may develop defects during the manufacturing and assembly process. We may also experience difficulties in customizing our tools to meet customer specifications or detecting defects during the development and manufacturing of our tools. Some of these failures may not be discovered until we have expended significant resources in customizing our tools, or until our tools have been installed in our customers’ production facilities. These quality problems could harm our reputation as well as our customer relationships in the following ways:

•	our customers may delay or reject acceptance of our tools that contain defects or fail to meet their specifications;

•	we may suffer customer dissatisfaction, negative publicity and reputational damage, resulting in reduced orders or otherwise damaging our ability to retain existing customers and attract new customers;

•	we may incur substantial costs as a result of warranty claims or service obligations or in order to enhance the reliability of our tools;

•	the attention of our technical and management resources may be diverted;

•	we may be required to replace defective systems or invest significant capital to resolve these problems; and

•	we may be required to write off inventory and other assets related to our tools.

In addition, defects in our tools or our inability to meet the needs of our customers could cause damage to our customers’ products or manufacturing facilities, which could result in claims for product liability, tort or breach of warranty, including claims from our customers. The cost of defending such a lawsuit, regardless of its merit, could be substantial and could divert management’s attention from our ongoing operations. In addition, if our business liability insurance coverage proves inadequate with respect to a claim or future coverage is unavailable on acceptable terms or at all, we may be liable for payment of substantial damages. Any or all of these potential consequences could have an adverse impact on our operating results and financial condition.

Warranty claims in excess of our estimates could adversely affect our business.

We have provided warranties against manufacturing defects of our tools that range from 12 to 36 months in duration. Our product warranty requires us to provide labor and parts necessary to repair defects. To date we have not accrued a significant liability contingency for potential warranty claims. Warranty claims substantially in excess of our expectations, or significant unexpected costs associated with warranty claims, could harm our reputation and could cause customers to decline to place new or additional orders, which could have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to manufacture significant portions of our tools and our failure to manage our relationships with these parties could harm our relationships with our customers, increase our costs, decrease our sales and limit our growth.

Our tools are complex and require components and subassemblies having a high degree of reliability, accuracy and performance. We rely on third parties to manufacture most of the subassemblies and supply most of the components used in our tools. Accordingly, we cannot directly control our delivery schedules and quality assurance. This lack of control could result in shortages or quality assurance problems. These issues could delay shipments of our tools, increase our testing costs or lead to costly failure claims.

We do not have long-term supply contracts with some of our suppliers, and those suppliers are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. In addition, we attempt to maintain relatively low inventories and acquire subassemblies and components only as needed. There are significant risks associated with our reliance on these third-party suppliers, including:

•	potential price increases;

•	capacity shortages or other inability to meet any increase in demand for our products;

•	reduced control over manufacturing process for components and subassemblies and delivery schedules;

•	limited ability of some suppliers to manufacture and sell subassemblies or parts in the volumes we require and at acceptable quality levels and prices, due to the suppliers’ relatively small operations and limited manufacturing resources;

•	increased exposure to potential misappropriation of our intellectual property; and

•	limited warranties on subassemblies and components supplied to us.

Any delays in the shipment of our products due to our reliance on third-party suppliers could harm our relationships with our customers. In addition, any increase in costs due to our suppliers increasing the price they charge us for subassemblies and components or arising from our need to replace our current suppliers that we are unable to pass on to our customers could negatively affect our operating results.

Any shortage of components or subassemblies could result in delayed delivery of products to us or in increased costs to us, which could harm our business.

The ability of our manufacturers to supply our tools is dependent, in part, upon the availability certain components and subassemblies. Our manufacturers may experience shortages in the availability of such components or subassemblies, which could result in delayed delivery of products to us or in increased costs to us. Any shortage of components or subassemblies or any inability to control costs associated with manufacturing could increase the costs for our products or impair our ability to ship orders in a timely cost-efficient manner. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

We depend on a limited number of suppliers, including single source suppliers, for critical components and subassemblies, and our business could be disrupted if they are unable to meet our needs.

We depend on a limited number of suppliers for components and subassemblies used in our tools. Certain components and subassemblies of our tools have only been purchased from our current suppliers to date, and changing the source of those components and subassemblies may result in disruptions during the transition process and entail significant delay and expense. We rely on Product Systems, Inc., or ProSys, as the sole supplier of megasonic transducers, a key subassembly used in our single-wafer cleaning equipment. We also rely on Ninebell Co., Ltd., or Ninebell, which is the principal supplier of robotic delivery system subassemblies used in our single-wafer cleaning equipment. An adverse change to our relationship with ProSys or Ninebell would disrupt our production of single-wafer cleaning equipment and could cause substantial harm to our business.

With some of these suppliers, we do not have long-term agreements and instead purchase components and subassemblies through a purchase order process. As a result, these suppliers may stop supplying us components and subassemblies, limit the allocation of supply and equipment to us due to increased industry demand or significantly increase their prices at any time with little or no advance notice. Our reliance on a limited number of suppliers could also result in delivery problems, reduced control over product pricing and quality, and our inability to identify and qualify another supplier in a timely manner.

Moreover, some of our suppliers may experience financial difficulties that could prevent them from supplying us with components or subassemblies used in the design and manufacture of our products. In addition, our suppliers, including our sole supplier ProSys, may experience manufacturing delays or shut downs due to circumstances beyond their control, such as labor issues, political unrest or natural disasters. Any supply deficiencies could materially and adversely affect our ability to fulfill customer orders and our results of operations. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. If key components or materials are unavailable, our costs would increase and our revenue would decline.

We have depended on PRC governmental subsidies to help fund our technology development since 2008, and our failure to obtain additional subsidies may impede our development of new technologies and may increase our cost of capital, either of which could make it difficult for us to expand our product base.

We received subsidies from local and central governmental authorities in the PRC in 2008, 2009 and 2014. These grants have provided a majority of the funding for our development and commercialization of stress-free polishing and electro copper-plating technologies. If we are unable to obtain similar governmental subsidies for development projects in the future, we may need to raise additional funds through public or private financings, strategic relationships, or other arrangements, which could force us to reduce our efforts to develop technologies beyond SAPS and TEBO. To the extent that we receive a lower level of, or no, governmental subsidies in the future, we may need to raise additional funds through public or private financings, strategic relationships, or other arrangements.

The success of our business will depend on our ability to manage any future growth.

We have experienced rapid growth in our business recently due, in part, to an expansion of our product offerings and an increase in the number of customers that we serve. For example, our headcount grew by 18.7% during 2016 and by an additional 28.1% from January 1, 2017 to September 30, 2017. We will seek to continue to expand our operations in the future, including by adding new offices, locations and employees. Managing our growth has placed and could continue to place a significant strain on our management, other personnel and our infrastructure. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. In addition, any inability to manage our growth effectively could result in operating inefficiencies that could impair our competitive position and increase our costs disproportionately to the amount of growth we achieve. To manage our growth, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, service and support personnel and financial and information technology personnel;

•	manage multiple relationships with our customers, suppliers and other third parties; and

•	continue to enhance our information technology infrastructure, systems and controls.

Our organizational structure has become more complex, and we will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. The continued expansion of our infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.

We are highly dependent on our Chief Executive Officer and President and other senior management and key employees.

Our success largely depends on the skills, experience and continued efforts of our management, technical and sales personnel, including in particular Dr. David H. Wang, our Chair of the Board, Chief Executive Officer, President and founder. If one or more of our senior management were unable or unwilling to continue their employment with us, we may not be able to replace them in a timely manner. We may incur additional expenses to recruit and retain qualified replacements. We do not currently maintain key person life insurance policies on any of our employees. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, our senior management may join a competitor or form a competing company. All of our senior management are at-will employees, which means either we or the employee may terminate his or her employment at any time. The loss of Dr. Wang or other key management personnel could significantly delay or prevent the achievement of our business objectives.

Failure to attract and retain qualified personnel could put us at a competitive disadvantage and prevent us from effectively growing our business.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. There is substantial competition for experienced management, technical and sales personnel in the chip equipment industry. If qualified personnel become scarce or difficult to attract or retain for compensation-related or other reasons, we could experience higher labor, recruiting or training costs. New hires may require significant training and time before they achieve full productivity and may not become as productive as we expect. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may experience inadequate levels of staffing to develop and market our products and perform services for our customers, which could have a negative effect on our operating results.

Our ability to utilize certain U.S. and state net operating loss carryforwards may be limited under applicable tax laws.

As of September 30, 2017, we had net operating loss carryforward amounts, or NOLs, of $19.0 million for U.S. federal income tax purposes and $591,000 for U.S. state income tax purposes. The federal and state NOLs will expire at various dates beginning in 2019.

Utilization of these NOLs could be subject to a substantial annual limitation if the ownership change limitations under U.S. Internal Revenue Code Sections 382 and 383 and similar U.S. state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation would result in the expiration of the NOLs before utilization. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with this offering, the concurrent private placement and any future follow-on public offerings. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. Regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, may cause our existing NOLs to expire or otherwise become unavailable to offset future income tax liabilities. Additionally, U.S. state NOLs generated in one state cannot be used to offset income generated in another U.S. state. For these reasons, we may be limited in our ability to realize tax benefits from the use of our NOLs, even if our profitability would otherwise allow for it.

Acquisitions that we pursue in the future, whether or not consummated, could result in other operating and financial difficulties.

In the future we may seek to acquire additional product lines, technologies or businesses in an effort to increase our growth, enhance our ability to compete, complement our product offerings, enter new and adjacent markets, obtain access to additional technical resources, enhance our intellectual property rights or pursue other competitive opportunities. We may also make investments in certain key suppliers to align our interests with such suppliers. If we seek acquisitions, we may not be able to identify suitable acquisition candidates at prices we consider appropriate. We cannot readily predict the timing or size of our future acquisitions, or the success of any future acquisitions.

To the extent that we consummate acquisitions or investments, we may face financial risks as a result, including increased costs associated with merged or acquired operations, increased indebtedness, economic dilution to gross and operating profit and earnings per share, or unanticipated costs and liabilities. Acquisitions may involve additional risks, including:

•	the acquired product lines, technologies or businesses may not improve our financial and strategic position as planned;

•	we may determine we have overpaid for the product lines, technologies or businesses, or that the economic conditions underlying our acquisition have changed;

•	we may have difficulty integrating the operations and personnel of the acquired company;

•	we may have difficulty retaining the employees with the technical skills needed to enhance and provide services with respect to the acquired product lines or technologies;

•	the acquisition may be viewed negatively by customers, employees, suppliers, financial markets or investors;

•	we may have difficulty incorporating the acquired product lines or technologies with our existing technologies;

•	we may encounter a competitive response, including price competition or intellectual property litigation;

•	we may become a party to product liability or intellectual property infringement claims as a result of our sale of the acquired company’s products;

•	we may incur one-time write-offs, such as acquired in-process research and development costs, and restructuring charges;

•	we may acquire goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; and

•	our due diligence process may fail to identify significant existing issues with the target business.

From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs, any of which could have a material adverse effect on our business, operating results and financial condition.

Future declines in the semiconductor industry, and the overall world economic conditions on which the industry is significantly dependent, could have a material adverse impact on our results of operations and financial condition.

Our business depends on the capital equipment expenditures of chip manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. With the consolidation of customers within the industry, the chip capital equipment market may experience rapid changes in demand driven both by changes in the market generally and the plans and requirements of particular customers. Global economic and business conditions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers and creditors. Additionally, in times of economic uncertainty our customers’ budgets for our tools, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, economic downturns could cause material adverse changes to our results of operations and financial condition including:

•	a decline in demand for our products;

•	an increase in reserves on accounts receivable due to our customers’ inability to pay us;

•	an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory;

•	valuation allowances on deferred tax assets;

•	restructuring charges;

•	asset impairments including the potential impairment of goodwill and other intangible assets;

•	a decline in the value of our investments;

•	exposure to claims from our suppliers for payment on inventory that is ordered in anticipation of customer purchases that do not come to fruition;

•	a decline in the value of certain facilities we lease to less than our residual value guarantee with the lessor; and

•	challenges maintaining reliable and uninterrupted sources of supply.

Fluctuating levels of investment by chip manufacturers may materially affect our aggregate shipments, revenue, operating results and earnings. Where appropriate, we will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which could result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in research and development and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our profitability and other financial results.

We conduct substantially all of our operations outside the United States and face risks associated with conducting business in foreign markets.

All of our sales in 2015, 2016 and the first nine months of 2017 were made to customers outside the United States. Our manufacturing center has been located in Shanghai, PRC since 2006 and substantially all of our operations are located in the PRC. We expect that all of our significant activities will remain outside the United States in the future. We are subject to a number of risks associated with our international business activities, including:

•	imposition of, or adverse changes in, foreign laws or regulatory requirements;

•	the need to comply with the import laws and regulations of various foreign jurisdictions, including a range of U.S. import laws;

•	potentially adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;

•	competition from local suppliers with which potential customers may prefer to do business;

•	seasonal reduction in business activity, such as during Chinese, or Lunar, New Year in parts of Asia and in other periods in various individual countries;

•	increased exposure to foreign currency exchange rates;

•	reduced protection for intellectual property;

•	longer sales cycles and reliance on indirect sales in certain regions;

•	increased length of time for shipping and acceptance of our products;

•	greater difficulty in responding to customer requests for maintenance and spare parts on a timely basis;

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, our consolidated financial statements; and

•	general economic conditions, geopolitical events or natural disasters in countries where we conduct our operations or where our customers are located, including political unrest, war, acts of terrorism or responses to such events.

In particular, the Asian market is extremely competitive, and chip manufacturers may be aggressive in seeking price concessions from suppliers, including chip equipment manufacturers.

We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country in which we do business. Our failure to manage these risks successfully could adversely affect our business, operating results and financial condition.

Fluctuation in foreign currency exchange rates may adversely affect our results of operations and financial position.

Our results of operations and financial position could be adversely affected as a result of fluctuations in foreign currency exchange rates. Although our financial statements are denominated in U.S. dollars, a sizable portion of our revenues and costs are denominated in other currencies, primarily the Chinese Renminbi. Because many of our raw material purchases are denominated in Renminbi while the majority of the purchase orders we receive are denominated in U.S. dollars, exchange rates have a significant effect on our gross margin. We have not engaged in any foreign currency exchange hedging transactions to date, and any strategies that we may use in the future to reduce the adverse impact of fluctuations in foreign currency exchange rates may not be successful. Our foreign currency exposure with respect to assets and liabilities for which we do not have hedging arrangements could have a material impact on our results of operations in periods when the U.S. dollar significantly fluctuates in relation to unhedged non-U.S. currencies in which we transact business.

Changes in political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

Substantially all of our operations are conducted in the PRC, and a substantial majority of our revenue is sourced from the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economics, political and legal developments in the PRC.

The Chinese economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over economic growth in the PRC by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions, and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In the past the PRC government has implemented measures to control the pace of economic growth, and similar measures in the future may cause decreased economic activity, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses, financial condition and results of operations.

Although the PRC government has been implementing policies to develop an independent domestic semiconductor industry supply chain, there is no guaranteed time frame in which these initiatives will be implemented. We cannot guarantee that the implementation of these policies will result in additional revenue to us or that our presence in the PRC will result in support from the PRC government. To the extent that any capital investment or other assistance from the PRC government is not provided to us, it could be used to promote the products and technologies of our competitors, which could adversely affect our business, operating results and financial condition.

We are subject to government regulation, including import, export, economic sanctions, and anti-corruption laws and regulations, that may limit our sales opportunities, expose us to liability and increase our costs.

Our products are subject to import and export controls in jurisdictions in which we distribute or sell our products. Import and exports control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities.

Various countries regulate the importation of certain products through import permitting and licensing requirements and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, transfers within foreign countries and importation of our products, including by our partners, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations and penalties, and a denial or curtailment of exporting. Complying with export control and sanctions laws for a particular sale may be time consuming, may increase our costs, and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, or similar laws in other jurisdictions, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may delay the introduction and sale of our products in international markets, require us to spend resources to seek necessary government authorizations or to develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities, which could adversely affect our business, financial condition and operating results.

We are subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, as well as similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their intermediaries from offering or making improper payments to non-U.S. officials for the purpose of obtaining, retaining or directing business. Our exposure for violating these laws and regulations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Breaches of our cybersecurity systems could degrade our ability to conduct our business operations and deliver products to our customers, result in data losses and the theft of our intellectual property, damage our reputation, and require us to incur significant additional costs to maintain the security of our networks and data.

We increasingly depend upon our information technology systems to conduct our business operations, ranging from our internal operations and product development and manufacturing activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. We have also outsourced a number of our business functions to third-party contractors, including our manufacturers, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including sensitive data regarding our employees or business, including intellectual property and other proprietary data, could be stolen. Should this occur, we could be subject to significant claims for liability from our customers and regulatory actions from governmental agencies. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Consequently, our financial performance and results of operations could be adversely affected.

Our production facilities could be damaged or disrupted by a natural disaster, war, terrorist attacks or other catastrophic events.

Our manufacturing facilities are subject to risks associated with natural disasters, such as earthquakes, fires, floods tsunami, typhoons and volcanic activity, environmental disasters, health epidemics, and other events beyond our control such as power loss, telecommunications failures, and uncertainties arising out of armed conflicts or terrorist attacks. A substantial majority of our facilities as well as our research and development personnel are located in the PRC. Any catastrophic loss or significant damage to any of our facilities would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.

Our management and auditors identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements that could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

Neither we nor BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, our independent registered public accounting firm, has performed a comprehensive assessment of our internal control over financial reporting, as defined by the American Institute of Certified Public Accountants, for purposes of identifying and reporting material weaknesses and other control deficiencies. We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act and therefore are not required to assess the effectiveness of our internal control over financial reporting. Further, BDO China has not been engaged to express, nor has it expressed, an opinion on the effectiveness of our internal control over financial reporting.

In connection with its audits of our consolidated financial statements as of, and for the years ended, December 31, 2016 and 2015, BDO China informed us that it had identified a material weakness in our internal control over financial reporting relating to our lack of sufficient qualified financial reporting and accounting personnel with an appropriate level of expertise to properly address complex accounting issues under accounting principles generally accepted in the United States, or GAAP, and to prepare and review our consolidated financial statements and related disclosures to fulfill GAAP and Securities and Exchange Commission financial reporting requirements. We are taking remedial measures to improve the effectiveness of our controls, including by hiring additional accounting and finance personnel and by engaging outside consulting firms.

The existence of material weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period, and the process of designing and implementing effective internal controls and procedures will be a continual effort that may require us to expend significant resources to establish and maintain a system of controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we take will be sufficient to remediate the material weakness identified by BDO China or that we will implement and maintain adequate controls over our financial processes and reporting in the future in order to avoid additional material weaknesses or controlled deficiencies in our internal control over financing reporting. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the trading price of Class A common stock to decline. Moreover, ineffective controls could significantly hinder our ability to prevent fraud.

Our auditor, as a registered public accounting firm operating in the PRC, is not permitted to be inspected by the Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspections.

BDO China is the independent registered public accounting firm that issued the audit report included in our final prospectus filed with the Securities and Exchange Commission on November 3, 2017 in connection with our consolidated financial statements as of, and for the years ended, December 31, 2016 and 2015. BDO China, as an auditor of companies that are traded publicly in the United States and a firm registered with the U.S. Public Company Accounting Oversight Board, or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. BDO China is located in the PRC. The PCAOB is currently unable to conduct inspections on auditors in the PRC without the approval of PRC authorities, and therefore BDO China, like other independent registered public accounting firms operating in the PRC, is currently not inspected by the PCAOB.

In May 2013 the PCAOB announced that it has entered into a Memorandum of Understanding on Enforcement Cooperation with the China Securities Regulatory Commission and the Ministry of Finance of China pursuant to which the Ministry of Finance established a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations in both the PRC and the United States. More specifically, the Memorandum of Understanding provides a mechanism for the parties to request and receive from each other assistance in obtaining documents and information in furtherance of their investigative duties. In addition the PCAOB is engaged in continuing discussions with the China Securities Regulatory Commission and the Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with the PCAOB and to audit PRC companies whose securities are listed on U.S. stock exchanges.

The PCAOB’s inspections of firms outside of the PRC have identified deficiencies in audit procedures and quality control procedures, and such deficiencies may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of BDO China with respect to its audit of our consolidated financial statements may make it more difficult for investors to evaluate BDO China’s audit procedures and quality control procedures by depriving investors of potential benefits from improvements that could have been facilitated by PCAOB inspections.

Risks Relating to Our Intellectual Property

Our success depends on our ability to protect our intellectual property, including our SAPS and TEBO technologies.

Our commercial success depends in part on our ability to obtain and maintain patent and trade secret protection for our intellectual property, including our SAPS and TEBO technologies and the design of our Ultra C equipment, as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our intellectual property is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to our products and technologies could have a material adverse effect on our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•	The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

•	Patent applications may not result in any patents being issued.

•	Patents that may be issued may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage.

•	Our competitors may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use and sell our potential product candidates.

•	The PRC and other countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

In addition, we rely on the protection of our trade secrets and know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality and non-disclosure agreements with third parties and confidential information and inventions agreements with key employees, customers and suppliers, other parties may still obtain this information or may come upon this information independently. If any of these events occurs or if we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

Competitors may infringe upon our patents. If our technologies are adopted, we believe that competitors may try to match our technologies and tools in order to compete. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. An adverse result in any litigation or defense proceedings, including our current suits, could put one or more of our patents at risk of being invalidated, found to be unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, any future patent litigation, interference or other administrative proceedings will result in additional expense and distraction of our personnel. Most of our competitors are larger than we are and have substantially greater resources, and they therefore are likely to be able to sustain the costs of complex patent litigation longer than we could. An adverse outcome in such litigation or proceedings may expose us to loss of our proprietary position.

We may not be able to protect our intellectual property rights throughout the world, which could materially, negatively affect our business.

Filing, prosecuting and defending patents on our products or proprietary technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States, including the PRC, can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license and may adversely affect our business.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Our success depends on our ability to develop, manufacture, market and sell our products without infringing upon the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing products, some of which may contain claims that overlap with the subject matter of our intellectual property. A third party has claimed in the past, and others may claim in the future, that our technology or products infringe their intellectual property. In some instances third parties may initiate litigation against us in an effort to prevent us from using our technology in alleged violation of their intellectual property rights. The risk of such a lawsuit will likely increase as our size and the number and scope of our products increase and as our geographic presence and market share expand.

Any potential intellectual property claims or litigation commenced against us could:

•	be time consuming and expensive to defend, whether or not meritorious;

•	force us to stop selling products or using technology that allegedly infringes the third party’s intellectual property rights;

•	delay shipments of our products;

•	require us to pay damages or settlement fees to the party claiming infringement;

•	require us to attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all;

•	force us to attempt to redesign products that contain the allegedly infringing technology, which could be expensive or which we may be unable to do;

•	require us to indemnify our customers, suppliers or other third parties for any loss caused by their use of our technology that allegedly infringes the third party’s intellectual property rights; or

•	divert the attention of our technical and managerial resources.

Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents upon which our products or technologies may infringe. Similarly, there may be issued patents relevant to our products of which we are not aware.

Risks Related to Ownership of Class A Common Stock

The market price of Class A common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the initial public offering price.

Class A common stock only commenced trading on the Nasdaq Global Market, or Nasdaq, on November 3, 2017, and the market price of Class A common stock has been, and could continue to be, subject to significant fluctuations. You may not be able to resell your shares at or above the initial public offering price. The market price of Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and other operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	changes in projections for the chips or chip equipment industries or in the operating performance or expectations and stock market valuations of chip companies, chip equipment companies or technology companies in general;

•	changes in operating results;

•	any changes in the financial projections we may provide to the public, our failure to meet these projections, or changes in recommendations by any securities analysts that elect to follow Class A common stock;

•	additional shares of Class A common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened or filed against us;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and

•	general economic trends, including changes in the demand for electronics or information technology or geopolitical events such as war or acts of terrorism, or any responses to such events.

In recent years, the stock market in general, and Nasdaq in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations.

As a newly public company, our stock price may be volatile, and securities class action litigation has often been instituted against companies following periods of volatility of their stock price. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

An active trading market for Class A common stock may not be sustained.

Class A common stock has been listed on Nasdaq only since November 3, 2017, and we cannot assure you that an active trading market for Class A common stock will be sustained or maintained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. There can be no assurance that we will be able to successfully develop or maintain a liquid market for Class A common stock.

We have broad discretion in the use of the net proceeds from our initial public offering and the concurrent private placement, and we may not succeed in using those net proceeds effectively.

In November 2017 we issued and sold 2,233,000 shares of Class A common stock in our initial public offering, or IPO, and an additional 1,333,334 shares of Class A common stock in a private placement, which we refer to as the concurrent private placement. We cannot specify with any certainty the particular uses of the net proceeds that we received from the IPO and the concurrent private placement. Our management has broad discretion in the application of these net proceeds, including working capital and other general corporate purposes, and we may spend or invest these proceeds in a way with which our stockholders disagree. The failure by management to apply these funds effectively could harm our business and financial condition. Pending their use, we may invest the net proceeds in a manner that does not produce income or that loses value.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they publish negative evaluations of Class A common stock or the stock of other companies in our industry, the price of our stock and trading volume could decline.

The trading market for Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade the Class A common stock or publish inaccurate or unfavorable research about our business, the Class A common stock price would likely decline. In addition, if one or more of these analysts ceases coverage of the Class A common stock or fails to publish reports about the Class A common stock on a regular basis, we could lose visibility in the financial markets, which in turn could cause the Class A common stock price or trading volume to decline.

Requirements associated with being a public reporting company will increase our costs significantly, as well as divert significant company resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other rules and regulations of the SEC. We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public reporting company. These areas include corporate governance, corporate control, disclosure controls and procedures, and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. Compliance with the various reporting and other requirements applicable to public reporting companies will require considerable time, attention of management and financial resources. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public reporting company on a timely basis.

The listing requirements of Nasdaq require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. The reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve as our directors or executive officers, or to obtain certain types of insurance, including director and officer liability insurance, on acceptable terms.

We have never paid and do not intend to pay cash dividends and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of Class A common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Accordingly, you may only receive a return on your investment in Class A common stock if the market price of Class A common stock increases.

Our ability to pay dividends on Class A common stock depends significantly on our receiving distributions of funds from our subsidiaries in the PRC. PRC statutory laws and regulations permit payments of dividends by those subsidiaries only out of their retained earnings, which are determined in accordance with PRC accounting standards and regulations that differ from U.S. generally accepted accounting principles. The PRC regulations and our subsidiaries’ articles of association require annual appropriations of 10% of net after-tax profits to be set aside, prior to payment of dividends, as a reserve or surplus fund, which restricts our subsidiaries’ ability to transfer a portion of their net assets to us. In addition, our subsidiaries’ short-term bank loans restrict their ability to pay dividends to us.

The dual class structure of Class A common stock has the effect of concentrating voting control with our executive officers and directors, including our Chief Executive Officer and President, which will limit or preclude your ability to influence corporate matters.

Class B common stock has twenty votes per share and Class A common stock has one vote per share. As of December 1, 2017 stockholders who hold shares of Class B common stock, who consist principally of our executive officers, employees, directors and their respective affiliates, collectively held 79.1% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between Class B and Class A common stock, holders of Class B common stock collectively will continue to control a majority of the combined voting power of Class A common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 4.8% of all outstanding shares of Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of Class A common stock.

Future transfers by holders of Class B common stock will result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

Substantial future sales of shares by existing stockholders, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers, sell substantial amounts of Class A common stock in the public market, or are perceived by the public market as intending to sell substantial numbers of shares of Class A common stock, the trading price of Class A common stock could decline below the initial public offering price. As of December 1, 2017, only the shares of Class A common stock sold in the IPO and an additional 113,984 shares not subject to lock-up agreements were freely tradable in the public market. Holders of substantially all of the outstanding shares of Class A common stock, including all of our officers and directors, have entered into contractual lock-up agreements with the underwriters of our IPO pursuant to which they have agreed, subject to certain exceptions, not to sell or otherwise transfer any of their common stock or securities convertible into or exchangeable for shares of common stock until May 2, 2018. We and the lead underwriter in the IPO may, however, permit these holders to sell shares prior to the expiration of the lock-up agreements with the underwriters.

In addition to the 113,984 shares of Class A common stock that were outstanding prior to the IPO and not subject to lock-up agreements, 12,998,300 shares of Class A common stock (including 2,409,738 shares issuable upon conversion of Class B common stock) will become eligible for sale in the public market when the lock-up agreements expire on May 2, 2018. Of those 12,998,300 shares, 9,604,309 shares (including 1,731,272 issuable upon conversion of Class B common stock) held by directors, executive officers and other affiliates will be eligible for sale in the public market subject to volume and other limitations under Rule 144 under the Securities Act.

Delaware law and provisions in our restated charter and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. Our restated charter and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	our dual class common stock structure provides holders of Class B common stock with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the total number of outstanding shares of Class A and Class B common stock;

•	when the outstanding shares of Class B common stock represent less than a majority of the combined voting power of common stock:

•	amendments to our restated charter or bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;

•	vacancies on the board of directors will be able to be filled only by the board and not by stockholders;

•	the board, which currently is not staggered, will be automatically separated into three classes with staggered three-year terms;

•	directors will only be able to be removed from office for cause; and

•	our stockholders will only be able to take action at a meeting and not by written consent;

•	only our chair, our chief executive officer or a majority of our directors is authorized to call a special meeting of stockholders;

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•	our restated charter authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	cumulative voting in the election of directors is prohibited.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders holding more than 15% of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our charter or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Class A common stock, and could also affect the price that some investors are willing to pay for Class A common stock.

Our restated charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.

Our restated charter provides that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed to us, our stockholders, creditors or other constituents by any of our directors, officers, other employees, agents or stockholders;

•	any action asserting a claim arising under the Delaware General Corporation Law, our charter or bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or

•	any action asserting a claim that is governed by the internal affairs doctrine.

By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our restated charter related to choice of forum. The choice of forum provision in our restated charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

We are currently an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make Class A common stock less attractive to investors.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements. We cannot predict whether investors will find the Class A common stock less attractive if we rely on these exemptions. If some investors find the Class A common stock less attractive as a result, there may be a less active trading market, and more volatile trading price, for Class A common stock.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, operating results and financial condition.

As a public company, and particularly after we cease to be an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities and Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of Nasdaq. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve as our executive officers or on the board of directors, particularly to serve on the audit and compensation committees.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning with respect to the year ending December 31, 2018, Section 404 of the Sarbanes-Oxley Act, or Section 404, will require our management to perform system and process evaluation and testing to allow it to report on the effectiveness of our internal control over financial reporting.

We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation. Please see “—Our management and auditors identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements that could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.”

Investor perceptions of our company may suffer if deficiencies are found, which could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

From July 1, 2017 through September 30, 2017, we issued and sold to an employee and another service provider an aggregate of 74,334 unregistered shares of Class A common stock upon the exercise of stock options at a per share exercise price $0.75. Neither of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of these shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the shares in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. Both recipients had adequate access, through their relationships with us, to information about us. The sales of these shares were made without any general solicitation or advertising.

On November 7, 2017, following the completion of or initial public offering, we issued and sold 1,333,334 shares of Class A common stock in a private placement to Xinxin (Hongkong) Capital Co., Limited, a subsidiary of Sino IC Capital Co., Ltd., and Victorious Way Limited, which we refer to as the concurrent private placement. The shares were sold at a price of $5.60 per share, for aggregate gross proceeds of $7.5 million. We paid placement fees of 3.5% of gross proceeds in connection with the concurrent private placement. The concurrent private placement did not involve any underwriters, underwriting discounts or commissions, or any public offering. The net proceeds of the concurrent private placement, after deducting placement fees and offering expenses, were $7.1 million. We believe the offers, sales and issuances of these shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering. The purchasers in the concurrent private placement represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. Both purchasers also represented they had adequate access to information about us. The sales of these shares were made without any general solicitation or advertising.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333- 220451) for our initial public offering of Class A common stock, or IPO, was declared effective by the SEC on November 2, 2017. Shares of Class A common stock began trading on the Nasdaq Global Market on November 3, 2017.

The underwriters of the IPO were Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC and The Benchmark Company, LLC. The offering commenced on November 2, 2017 and did not terminate until the sale of all of the shares offered.

We paid to the underwriters of the IPO underwriting discounts and commissions totaling $875,000 in connection with the sale of 2,233,000 shares of Class A common stock. In addition, we incurred expenses of $2.25 million which, when added to the underwriting discounts and commissions, amounted to total expenses of $3.1 million. As a result, the IPO net proceeds, after deducting underwriting discounts and commissions and offering expenses, were $9.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933 on November 3, 2017.

Item 6. Exhibits

The following exhibits are being filed as part of this report:

Exhibit Number	Description	Filed (*) or Furnished (**) with this Form 10-Q	Incorporated by Reference
			Form	Filing Date with SEC	Exhibit Number

3.01	Restated Certificate of Incorporation of ACM Research, Inc.		8-K	November 13, 2017	3.01

3.02	Restated Bylaws of ACM Research, Inc.		8-K	November 13, 2017	3.02

10.01†	2016 Omnibus Incentive Plan of ACM Research, Inc.	*

10.01(a)†	Form of Incentive Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan of ACM Research, Inc.		S-1	September 13, 2017	10.10(a)

10.01(b)†	Form of Non-qualified Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan of ACM Research, Inc.		S-1	September 13, 2017	10.10(b)

10.01(c)†	Form of Restricted Stock Unit Grant Notice and Agreement under 2016 Omnibus Incentive Plan of ACM Research, Inc.		S-1	September 13, 2017	10.10(c)

10.02	Class A Common Stock Purchase Warrant dated November 2, 2017 issued by ACM Research, Inc. to Roth Capital Partners, LLC	*

31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

†	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.

Date: December 8, 2017	By:	/s/ Min Xu
Min Xu
Chief Financial Officer