Form 10-Q
period 2018-03-31
ACM Research, Inc.
filed 2018-05-14
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-38273

ACM Research, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3290283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

42307 Osgood Road, Suite I, Fremont, California	94539
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated file	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	13,626,637 shares outstanding as of May 9, 2018

Class B Common Stock, $0.0001 par value	2,213,510 shares outstanding as of May 9, 2018

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors, including those described or incorporated by reference in “Item 1A. Risk Factors” of Part II of this report, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we assume no obligation to update these statements publicly or to update the reasons actual results could differ materially from those anticipated in these statements, even if new information becomes available in the future.

You should read this report, and the documents that we reference in this report and have filed as exhibits to the registration statement of which this report is a part, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
	(in thousands, except shareand per share data)
Assets
Current assets:
Cash and cash equivalents	$15,186	$17,681
Accounts receivable, less allowance for doubtful accounts of $ nil as of March 31, 2018 and $ nil as of December 31, 2017 (note 3)	27,793	26,762
Other receivables	1,222	2,491
Inventory (note 4)	19,865	15,388
Prepaid expenses	2,383	546
Other current assets	45	46
Total current assets	66,494	62,914
Property, plant and equipment, net (note 5)	2,731	2,340
Intangible assets, net	126	106
Deferred tax assets (note 15)	1,345	1,294
Investment in affiliates, equity method (note 10)	1,238	1,237
Total assets	$71,934	$67,891

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	$10,376	$5,095
Warrant liability (note 8)	─	3,079
Accounts payable	5,525	7,419
Advances from customers	264	143
Income taxes payable	44	44
Other payables and accrued expenses (note 7)	6,542	6,037
Total current liabilities	22,751	21,817
Other long-term liabilities (note 9)	6,181	6,217
Total liabilities	28,932	28,034
Commitments and contingencies (note 16)
Common stock – Class A, par value $0.0001: 100,000,000 shares authorized; 13,390,270 shares issued and outstanding as of March 31, 2018 and 12,935,546 shares issued and outstanding as of December 31, 2017 (note 13)	1	1
Common stock – Class B, par value $0.0001: 7,303,533 shares authorized; 2,409,738 shares issued and outstanding as of March 31, 2018 and 2,409,738 shares issued and outstanding as of December 31, 2017 (note 13)	0	0
Additional paid in capital	54,915	49,695
Accumulated deficit	(12,741)	(9,961)
Accumulated other comprehensive loss	827	122
Total stockholders’ equity	43,002	39,857
Total liabilities and stockholders’ equity	$71,934	$67,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(in thousands, except share and per share data)
Revenue	$9,743	$5,660
Cost of revenue	4,621	3,258
Gross profit	5,122	2,402
Operating expenses:
Sales and marketing	1,855	1,163
Research and development	1,541	928
General and administrative	3,630	1,864
Total operating expenses, net	7,026	3,955
Loss from operations	(1,904)	(1,553)
Interest income	3	2
Interest expense	(103)	(78)
Other expense, net	(755)	(64)
Equity income in net income of affiliates	1	─
Loss before income taxes	(2,758)	(1,693)
Income tax expense (note 15)	(22)	(781)
Net loss	(2,780)	(2,474)
Less: Net loss attributable to non-controlling interests	─	(385)
Net loss attributable to ACM Research, Inc.	$(2,780)	$(2,089)
Comprehensive loss
Net loss	$(2,780)	$(2,474)
Foreign currency translation adjustment	705	44
Comprehensive loss	(2,075)	(2,430)
Less: Comprehensive loss attributable to non-controlling interests	─	(369)
Total comprehensive loss attributable to ACM Research, Inc. (note 2)	$(2,075)	$(2,061)

Net loss per common share (note 2):
Basic	$(0.18)	$(0.43)
Diluted	$(0.18)	$(0.43)

Weighted-average common shares outstanding used in computing per share amounts (note 2):
Basic	15,383,086	4,817,745
Diluted	15,383,086	4,817,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,780)	$(2,474)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	80	57
Undistributed earnings from investments in equity method affiliates	(1)	─
Deferred income taxes	─	781
Stock-based compensation	2,175	835
Net changes in operating assets and liabilities:
Accounts receivable	14	3,068
Other receivables	1,331	275
Inventory	(3,896)	(1,784)
Prepaid expenses	(1,791)	(299)
Other current assets	3	(100)
Accounts payable	(2,364)	533
Advances from customers	87	458
Other payables and accrued expenses	27	(9)
Other long-term liabilities	(278)	(989)
Net cash (used in) provided by operating activities	(7,393)	352

Cash flows from investing activities:
Purchase of property and equipment	(395)	(12)
Purchase of intangible assets	─	(24)
Net cash used in investing activities	(395)	(36)

Cash flows from financing activities:
Proceeds from short-term borrowings	7,387	3,824
Repayments of short-term borrowings	(2,306)	(2,541)
Proceeds from stock option exercise to common stock	62	378
Net cash provided in financing activities	$5,143	$1,661

Effect of exchange rate changes on cash and cash equivalents	$150	$(13)

Net (decrease) increase in cash and cash equivalents	$(2,495)	$1,964
Cash and cash equivalents at beginning of period	17,681	10,119
Cash and cash equivalents at end of period	$15,186	$12,083

Supplemental disclosure of cash flow information:
Interest paid	$103	$78

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
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

In 2006 the Company established its operational center in Shanghai in the People’s Republic of China (the “PRC”), where it operates through ACM’s subsidiary ACM Research (Shanghai), Inc. (“ACM Shanghai”). ACM Shanghai was formed to help establish and build relationships with integrated circuit manufacturers in the PRC, and the Company initially financed its Shanghai operations in part through sales of non-controlling equity interests in ACM Shanghai.

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

In August 2017 ACM purchased 18.77% of ACM Shanghai’s equity interests held by Shanghai Science and Technology Venture Capital Co., Ltd. (“SSTVC”). On November 8, 2017, ACM purchased the remaining 18.36% of ACM Shanghai’s equity interest held by Shanghai Pudong High-Tech Investment Co., Ltd. (“PDHTI”) and Shanghai Zhangjiang Science & Technology Venture Capital Co., Ltd. (“ZSTVC”). At December 31, 2017, ACM owned all of the outstanding equity interests of ACM Shanghai, and indirectly through ACM Shanghai, owned all of the outstanding equity interests of ACM Wuxi.

On September 13, 2017, ACM effectuated a 1-for-3 reverse stock split of Class A and Class B common stock. Unless otherwise indicated, all share numbers, per share amount, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements have been adjusted retrospectively to reflect the reverse stock split.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

On November 2, 2017, the Registration Statement on Form S-1 (File No. 333- 220451) for ACM’s initial public offering of Class A common stock (the “IPO”) was declared effective by the U.S. Securities and Exchange Commission. Shares of Class A common stock began trading on the Nasdaq Global Market on November 3, 2017, and the closing for the IPO was held on November 7, 2017.

In December 2017 ACM formed a wholly owned subsidiary in the Republic of Korea, ACM Research Korea CO., LTD. (“ACM Korea”), to serve customers based in Republic of Korea and perform sales, marketing, research and development activities for new products and solutions.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated accounts include ACM and its subsidiaries, ACM Shanghai, ACM Wuxi, CleanChip and ACM Korea. Subsidiaries are those entities in which ACM, directly and indirectly, controls more than one half of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements herein. The unaudited condensed consolidated financial statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any future period.

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

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(2,780)	$(2,474)
Net loss attributable to non-controlling interest	─	(385)
Net loss available to common stockholders, basic and diluted	$(2,780)	$(2,089)
Denominator:
Weighted average shares outstanding, basic	15,383,086	4,817,745
Effect of dilutive securities	─	─
Weighted average shares outstanding, diluted	15,383,086	4,817,745
Net loss per common share:
Basic	$(0.18)	$(0.43)
Diluted	$(0.18)	$(0.43)

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three months ended March 31, 2018 and 2017, the net loss per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of operations and comprehensive income (loss) and in the above computation of net loss per common share.

Diluted net loss per common share reflects the potential dilution from securities that could share in ACM’s earnings. ACM’s potential dilutive securities consist of convertible preferred stocks, stock options and warrants for the three months ended March 31, 2018 and 2017. Certain potential dilutive securities were excluded from the net loss per share calculation because the impact would be anti-dilutive.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the scope of nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for so-called “partial sales” of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. The adoption of ASU 2017-05 did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses the following cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and are effective for all other entities for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-15 did not have material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. The adoption of the ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 and its related clarifying ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers and all the related amendments (the “New Revenue Standard”) to all contracts which were not completed as of January 1, 2018 using the modified retrospective method. The Company does not have open contracts that may result any changes on the revenues applying the New Revenue Standard.

The Company derives revenue principally from the sale of single-wafer wet cleaning equipment. Revenue from contracts with customers is recognized using the following five steps pursuant to the New Revenue Standard:

1.
Identify the contract(s) with a customer;
2.
Identify the performance obligations in the contract;
3.
Determine the transaction price;
4.
Allocate the transaction price to the performance obligations in the contract; and
5.
Recognize revenue when (or as) the entity satisfies a performance obligation.

A contract contains a promise (or promises) to transfer goods or services to a customer. A performance obligation is a promise (or a group of promises) that is distinct. The transaction price is the amount of consideration a company expects to be entitled from a customer in exchange for providing the goods or services.

The unit of account for revenue recognition is a performance obligation (a good or service).  A contract may contain one or more performance obligations.  Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise performance obligations are combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct. Promises in contracts which do not result in the transfer of a good or service are not performance obligations, as well as those promises that are administrative in nature, or are immaterial in the context of the contract. The Company has addressed whether various goods and services promised to the customer represent distinct performance obligations. The Company applied the guidance of ASC Topic 606-10-25-16 through 18 in order to verify which promises should be assessed for classification as distinct performance obligations. The Company’s contracts with customers include more than one performance obligation, for instance, the delivery of an equipment generally includes the promise to install the equipment in the customer’s facility. The Company’s performance obligations in a sale of equipment generally include production, delivery, installation, together with the provision of warranty.

The transaction price is allocated to all the separate performance obligations in an arrangement. It reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services, which may include an estimate of variable consideration to the extent that it is probable of not being subject to significant reversals in the future based on the Company’s experience with similar arrangements. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes. This is done on a relative selling price basis using standalone selling prices (“SSP”).  The SSP represents the price at which the Company would sell that good or service on a standalone basis at the inception of the contract. Given the requirement for establishing SSP for all performance obligations, if SSP is directly observable through standalone sales, then such sales should be considered in the establishment of SSP for the performance obligation. All of the Company’s products were sold in stand-alone arrangement, the Company does not have observable SSPs for most performance obligations as they are not regularly sold on a standalone basis. Production, delivery, installation, together with provision of warranty, as a single unite of accounting.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Revenue is recognized when the Company satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time (upon the acceptance of the products or upon the arrival at the destination as stipulated in the shipment terms) in a sale arrangement. In general, the Company recognizes revenue when a tool has been demonstrated to meet the customer’s predetermined specifications and is accepted by the customer. If terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue as of the earlier of the expiration of the lapsing acceptance period and customer acceptance. In the following circumstances, however, the Company recognizes revenue upon shipment or delivery, when legal title to the tool is passed to a customer as follows:

·
When the customer has previously accepted the same tool with the same specifications and when the Company can objectively demonstrate that the tool meets all of the required acceptance criteria;

·
When the sales contract or purchase order contains no acceptance agreement or no lapsing acceptance provision and when the Company can objectively demonstrate that the tool meets all of the required acceptance;

·
When the customer withholds acceptance due to issues unrelated to product performance, in which case revenue is recognized when the system is performing as intended and meets predetermined specifications; or

·
The Company’s sales arrangements don’t include a general right of return.

The Company offers post-warranty period services, which consist principally of the installation and replacement of parts and small-scale modifications to the equipment. The related revenue and costs of revenue are recognized when parts have been delivered and installed, risk of loss has passed to the customer, and collection is probable. The Company does not expect revenue from extended maintenance service contracts to represent a material portion of its revenue in the future.

As such, the Company has concluded that its revenue recognition under the adoption of ASC Topic 606 will remain the same as previously reported and will not have material impacts to its condensed consolidated financial statements.

The Company incurs costs related to the acquisition of its contract with customers in the form of sales commissions. Sales commissions are paid to third party representatives and distributors.  Contractual agreements with these parties outline commissions structures and rates to be paid.  Generally speaking, the contracts are all individual procurement decisions by the customers and are not for significant periods of time, nor do they include renewal provisions. As such, all contracts have an economic life of significantly less than a year. Accordingly, the Company expenses sales commissions when incurred in accordance with the practical expedient in ASC Topic 606 when the underlying contract asset is less than one year. These costs are recorded within sales and marketing expenses.

Generally, all contracts have expected durations of one year or less. Accordingly, we apply the practical expedient allowed in ASC Topic 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company does not incur any costs to fulfill the contracts with customers that are not already reported in compliance with another applicable standard (for example, inventory or plant, property and equipment).

Recent Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is evaluating the impact of the adoption of ASU No. 2018-02 on its consolidated financial statements.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the impact of the adoption of ASU 2017-11 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. A business entity that is a U.S. Securities and Exchange Commission filer must adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of the adoption of ASU 2017-04 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)  (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU No. 2016-02 is permitted. The Company is evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2018 and December 31, 2017, accounts receivable consisted of the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$27,793	$26,762
Less: Allowance for doubtful accounts	─	─
Total	$27,793	$26,762

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at March 31, 2018 and December 31, 2017. At March 31, 2018, $3,130 of accounts receivable were pledged as collateral for borrowings from financial institutions.

NOTE 4 – INVENTORY

At March 31, 2018 and December 31, 2017, inventory consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$8,937	$6,181
Work in process	5,496	4,328
Finished goods	5,432	4,879
Total inventory, gross	19,865	15,388
Inventory reserve	-	-
Total inventory, net	$19,865	$15,388

At March 31, 2018 and December 31, 2017, the Company did not have an inventory reserve and no inventory was pledged as collateral for borrowings from financial institutions.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Manufacturing equipment	$10,038	$9,660
Office equipment	493	463
Transportation equipment	211	203
Leasehold improvement	289	277
Total cost	11,031	10,603
Less: Total accumulated depreciation	(8,673)	(8,263)
Construction in progress	373	─
Total property, plant and equipment, net	$2,731	$2,340

Depreciation expense was $85 and $52 for the three months ended March 31, 2018 and 2017, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 6 – SHORT-TERM BORROWINGS

At March 31, 2018 and December 31, 2017, short-term borrowings consisted of the following:

	March 31, 2018	December 31, 2017
Line of credit up to RMB30 million from Bank of China Pudong Branch, due on March 5, 2018 with annual interest rate of 5.69%, secured by certain of the Company’s intellectual property and fully repaid on March 5, 2018	$─	$2,219
Line of credit up to RMB30 million from Bank of China Pudong Branch, due on September 11, 2018 with annual interest rate of 5.69%, secured by certain of the Company’s intellectual property and the Company’s CEO	1,590	─
Line of credit up to RMB30 million from Bank of China Pudong Branch, due on September 24, 2018 with annual interest rate of 5.69%, secured by certain of the Company’s intellectual property and the Company’s CEO	1,590	─
Line of credit up to RMB25 million from Bank of Shanghai Pudong Branch, due on various dates in October 2018 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO	2,194	2,111
Line of credit up to RMB25 million from Bank of Shanghai Pudong Branch, due on November 20, 2018 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO	1,027	─
Line of credit up to RMB5 million from Shanghai Rural Commercial Bank, due on November 21, 2018 with an annual interest rate of 5.44%, guaranteed by the Company’s CEO	795	765
Line of credit up to RMB10 million from Shanghai Rural Commercial Bank, due on January 23, 2019 with an annual interest rate of 5.44%, guaranteed by the Company’s CEO and secured by a pledge on accounts receivable (note 3)	1,590	─
Line of credit up to RMB10 million from Bank of Communications, due on December 28, 2018 with an annual interest rate of 5.66%	1,590	─
Total	$10,376	$5,095

For the three months ended March 31, 2018 and 2017, interest expense related to short-term borrowings amounted to $103 and $78, respectively.

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At March 31, 2018 and December 31, 2017, other payable and accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Lease expenses and payable for leasehold improvement due to a related party (note 11)	$2,248	$2,024
Commissions	928	836
Accrued warranty	979	839
Accrued payroll	227	745
Accrued professional fees	196	60
Accrued machine testing fees	1,038	684
Others	926	849
Total	$6,542	$6,037

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 8 – WARRANT LIABILITY

On December 9, 2016, Shengxin (Shanghai) Management Consulting Limited Partnership (“SMC”), a related party (note 11), delivered RMB 20,124 (approximately $2,981 as of the close of business on such date) in cash (the “SMC Investment”) to ACM Shanghai for potential investment pursuant to terms to be subsequently negotiated

On March 14, 2017, ACM, ACM Shanghai and SMC entered into a securities purchase agreement (the “SMC Agreement”) pursuant to which, in exchange for the SMC Investment, ACM issued to SMC a warrant exercisable, for cash or on a cashless basis, to purchase, at any time on or before May 17, 2023, all, but not less than all, of 397,502 shares of Class A common stock at a price of $7.50 per share.

The warrant issued to SMC, while outstanding as of December 31, 2017, was classified as a liability as the warrant was conditional puttable in accordance with FASB ASC 480, Distinguishing Liabilities from Equity. The fair value of the warrant was adjusted for changes in fair value at each reporting period but could not be lower than the proceeds of the SMC Investment. The corresponding non-cash gain or loss of the changes in fair value was recorded in earnings. The methodology used to value the warrant was the Black-Scholes valuation model.

On March 30, 2018, ACM entered into a warrant exercise agreement with ACM Shanghai and SMC pursuant to which SMC exercised its warrant in full by issuing to ACM a senior secured promissory note in the principal amount of approximately $3,000. ACM then transferred the SMC note to ACM Shanghai in exchange for an intercompany promissory note of ACM Shanghai in the principal amount of approximately $3,000. Each of the two notes bears interest at a rate of 3.01% per annum and matures on August 17, 2023. As security for its performance of its obligations under its note, SMC granted to ACM Shanghai a security interest in the 397,502 shares of Class A common stock issued to SMC upon its exercise of the warrant.

NOTE 9 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. As of March 31, 2018, and December 31, 2017, other long-term liabilities consisted of the following unearned government subsidies:

	March 31, 2018	December 31, 2017
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,977	$1,952
Subsidies to Electro Copper Plating project, commenced in 2014	4,204	4,265
Total	$6,181	$6,217

NOTE 10 – EQUITY METHOD INVESTMENT

On September 6, 2017, ACM and Ninebell Co., Ltd. (“Ninebell”), a Korean company that is one of the Company’s principal materials suppliers, entered into an ordinary share purchase agreement, effective as of September 11, 2017, pursuant to which Ninebell issued to ACM ordinary shares representing 20% of Ninebell’s post-closing equity for a purchase price of $1,200, and a common stock purchase agreement, effective as of September 11, 2017, pursuant to which ACM issued 133,334 shares of Class A common stock to Ninebell for a purchase price of $1,000 at $7.50 per share. The investment in Ninebell is accounted for under the equity method. Undistributed earnings attributable to ACM’s equity method investment represented $1 of the consolidated retained earnings at March 31, 2018.

NOTE 11– RELATED PARTY BALANCES AND TRANSACTIONS

On August 18, 2017, ACM and Ninebell, its equity method investment affiliate (note 10), entered into a loan agreement pursuant to which ACM made an interest-free loan of $946 to Ninebell, payable in 180 days or automatically extended another 180 days if in default. The loan was secured by a pledge of Ninebell’s accounts receivable due from ACM and all money that Ninebell received from ACM. Ninebell repaid the loan in March 2018. During the three months ended March 31, 2018 and 2017, ACM purchased materials from Ninebell amounting to $970 and $840, respectively. As of March 31, 2018 and December 31, 2017, accounts payable due to Ninebell was $350 and $2,118, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

In 2007 ACM Shanghai entered into an operating lease agreement with Shanghai Zhangjiang Group Co., Ltd. (“Zhangjiang Group”) to lease manufacturing and office space located in Shanghai, China. An affiliate of Zhangjiang Group holds 787,098 shares of Class A common stock that it acquired in September 2017 for $5,903. Pursuant to the lease agreement, Zhangjiang Group provided $771 to ACM Shanghai for leasehold improvements. In September 2016 the lease agreement was amended to modify payment terms and extend the lease through December 31, 2017. As of March 31, 2018, ACM Shanghai was leasing the property on a month-to-month basis. On April 26, 2018, ACM Shanghai renewed the operating lease, effective as of January 1, 2018 and continuing through December 31, 2022. During the first year, monthly payments are RMB 366, effective January 1, 2018. The required security deposit is RMB 1,077. During the three months ended March 31, 2018 and 2017, the Company incurred leasing expenses under the lease agreement of $172 and $159, respectively. As of March 31, 2018 and December 31, 2017, payables to Zhangjiang Group for lease expenses and leasehold improvements recorded as other payables and accrued expenses amounted to $2,248 and $2,024, respectively (note 7).

On December 9, 2016, ACM Shanghai received the SMC Investment from SMC for potential investment pursuant to terms to be subsequently negotiated (note 8). SMC is a limited partnership incorporated in the PRC, whose partners consist of employees of ACM Shanghai. On March 14, 2017, ACM, ACM Shanghai and SMC entered into a securities purchase agreement (the “SMC Agreement”) pursuant to which, in exchange for the SMC Investment, ACM issued to SMC a warrant exercisable, for cash or on a cashless basis, to purchase, at any time on or before May 17, 2023, all, but not less than all, of 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $2,981. On March 30, 2018, SMC exercised the warrant and purchased 397,502 shares of Class A common stock (note 8).

NOTE 12 – LEASES

ACM entered into a two-year lease agreement in March 2015 for office and warehouse space of approximately 3,000 square feet for its headquarters in Fremont, California, at a rate of $2 per month. On March 22, 2017, ACM amended the lease agreement to extend the term through March 31, 2019 and increase the base rent to $3 per month.

ACM Shanghai entered into an operating lease agreement with Zhangjiang Group (a related party, see note 11) in 2007 for manufacturing and office space of approximately 63,510 square feet in Shanghai, China. The lease with Zhangjiang Group expired on December 31, 2017 and as of March 31, 2018, ACM Shanghai was leasing the property on a month-to-month basis. On April 26, 2018, ACM Shanghai entered into a renewed lease with Zhangjiang Group for the period from January 1, 2018 through December 31, 2022. Under the lease, ACM Shanghai will pay a monthly rental fee of approximately RMB366.

ACM Wuxi leases office space in Wuxi, PRC. The lease for ACM Wuxi's office space was renewed on April 1, 2018 with a two-year term expiring on March 31, 2020. The monthly rental fee is RMB50.

On December 5, 2017 ACM Korea entered into a lease for its office space with a two-year term expiring on December 4, 2019. The monthly rental fee is KRW1,200. On February 5, 2018, ACM Korea entered into a lease for its R&D facility with a two-year term expiring on February 18, 2020. The monthly rental fee is KRW1,800.

Future minimum lease payments under non-cancelable lease agreements as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
2018	$766	$315
2019	739	22
2020	716	─
2021	716	─
2022	716	─
Total	$3,654	$72

Rent expense was $495 and $315 for the three months ended March 31, 2018 and 2017, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 13 – COMMON STOCK

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

In August 2017 ACM entered into a securities purchase agreement with PDHTI and its subsidiary Pudong Science and Technology (Cayman) Co., Ltd. (“PST”), in which ACM agreed to bid, in an auction process mandated by PRC regulations, to purchase PDHTI’s 10.78% equity interest in ACM Shanghai and to sell shares of Class A common stock to PST. On September 8, 2017, ACM issued 1,119,576 shares of Class A common stock to PST for a purchase price of $7.50 per share, representing an aggregate purchase price of $8,397.

In August 2017 ACM entered into a securities purchase agreement with ZSTVC and its subsidiary Zhangjiang AJ Company Limited (“ZJAJ”), in which ACM agreed to bid, in an auction process mandated by PRC regulations, to purchase ZSTVC’s 7.58% equity interest in ACM Shanghai and to sell shares of Class A common stock to ZJAJ. On September 8, 2017, ACM issued 787,098 shares of Class A common stock to ZJAJ for a purchase price of $7.50 per share, or an aggregate purchase price of $5,903.

In September 2017 ACM issued 133,334 shares of Class A common stock to Ninebell for a purchase price of $7.50 per share, or an aggregate purchase price of $1,000 (note 10).

In November 2017 ACM issued 2,233,000 shares of Class A common stock and received net proceeds of $11,664 from the IPO and concurrently ACM issued an additional 1,333,334 shares of Class A common stock in a private placement for net proceeds of $7,053.

Upon the completion of the IPO on November 2, 2017, the Company issued a five-year warrant (the “Underwriter's Warrant”) to Roth Capital Partners, LLC, the lead underwriter of the IPO, for the purchase of up to 80,000 shares of Class A common stock at an exercise price of $6.16 per share. The Underwriter’s Warrant was immediately exercisable and expires on November 1, 2022. The Underwriter's Warrant is equity classified and its fair value was $137 at the IPO closing date, using the Black Scholes model with the following assumptions: volatility of 28.26%, a dividend rate of 0%, and a risk-free discount rate of 2%.

In September 2017 ACM issued 133,334 shares of Class A common stock to Ninebell for a purchase price of $7.50 per share, or an aggregate purchase price of $1,000 (note 10).

At various dates during 2017, ACM issued 472,889 shares of Class A common stock for options exercised by certain employee and non-employees. At various dates during the three months ended March 31, 2018, ACM issued 57,222 shares of Class A common stock for options exercised by certain employee and non-employees.

On March 30, 2018, SMC exercised its warrant (note 8) and purchased 397,502 shares of Class A common stock.

At March 31, 2018 and December 31, 2017, the number of shares of Class A common stock issued and outstanding was 13,390,270 and 12,935,546, respectively. At March 31, 2018 and December 31, 2017, the number of shares of Class B common stock issued and outstanding was 2,409,738.

NOTE 14– STOCK-BASED COMPENSATION

ACM’s stock-based compensation awards consisting of employee and non-employee awards were issued under the 1998 Stock Option Plan and 2016 Omnibus Incentive Plan.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Employee Awards

The following table summarizes the Company’s employee share option activities during the three months ended March 31, 2018:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	2,045,616	$0.66	$2.46	7.57 years
Granted	500,000	2.26	5.31
Exercised	(57,222)	0.47	1.09
Expired	(2,575)	0.55	3.00
Forfeited	(72,192)	0.54	3.00
Outstanding at March 31, 2018	2,413,627	1.00	3.06	7.86 years
Vested and exercisable at March 31, 2018	1,120,598

The Company recognized employee stock-based compensation expense of $93 and $61 during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, $1,597 and $1,690 respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 2.05 years and 1.77 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair value of each option granted to an employee during the three months ended March 31, 2018 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions. No options were granted to employees during the three months ended March 31, 2018.

March 31, 2018
Fair value of common share(1)	$5.31
Expected term in years(2)	6.25
Volatility(3)	39.14%
Risk-free interest rate(4)	2.55%
Expected dividend(5)	0.00%

(1)
Common stock price was market close price at grant date of January 25, 2018.
(2)
Expected term of share options is based on the average of the vesting period and the contractual term for each grant, in accordance with Staff Accounting Bulletin 110.
(3)
Volatility is calculated based on the historical volatility of comparable companies in the period equal to the expected term of each grant.
(4)
Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)
Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the three months ended March 31, 2018:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	1,326,676	$0.78	$2.52	7.54 years
Granted	─	─	─	─
Exercised	─	─	─	─
Expired	─	─	─	─
Forfeited	─	─	─	─
Outstanding at March 31, 2018	1,326,676	$0.75	2.52	7.29 years
Vested and exercisable at March 31, 2018	841,329

The Company recognized non-employee stock-based compensation expense of $2,083 and $774 during the three months ended March 31, 2018 and 2017, respectively.

The fair value of each option granted to a non-employee during the three months ended March 31, 2018 was calculated by application of the Black-Scholes valuation model with the following assumptions. No options were granted to any non-employee during the three months ended March 31, 2018.

March 31, 2018
Fair value of common share(1)	$12.30
Expected term in years(2)	3.33-5.36
Volatility(3)	45.48%
Risk-free interest rate(4)	2.39%-2.56%
Expected dividend(5)	0.00%

(2)
Common stock price was market close price at March 31, 2018.
(3)
Expected term of share options is based on the average of the vesting period and the contractual term for each grant, in accordance with Staff Accounting Bulletin 110.
(4)
Volatility is calculated based on the historical volatility of comparable companies in the period equal to the expected term of each grant.
(5)
Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(6)
Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

NOTE 15 – INCOME TAXES

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular the Company’s three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three months ended March 31, 2018, the Company recorded a valuation allowance against its U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, the Company will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets in the US, as the realization of deferred tax assets is uncertain. ACM Shanghai has shown a three-year historical cumulative profit and has projections of future income. As a result, the Company maintained a partial consolidated valuation allowance for the three months ended March 31, 2018 and December 31, 2017.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded a tax provision of $22 and $781 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the Company's total unrecognized tax benefits were approximately $44, which would not affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the three months ended March 31, 2018.

The Company files income tax returns in the United States, and state and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 2009 through December 31, 2017. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period. The Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially affect the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in the three months ended March 31, 2018. The accounting for the tax effects of the Tax Act will be completed later in 2018.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 12 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

The Company did not have any capital commitments during the reported periods.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report. The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section titled “Item 1A. Risk Factors” in Part I of our Annual Report.

Overview

We develop, manufacture and sell single-wafer wet cleaning equipment, which semiconductor manufacturers can use in numerous manufacturing steps to remove particles, contaminants and other random defects, and thereby improve product yield, in fabricating advanced integrated circuits, or chips. Our Ultra C equipment is designed to remove random defects from a wafer surface effectively, without damaging a wafer or its features, even at an increasingly advanced process node (the minimum line width on a chip) of 22 nanometers, or nm, or less. Our equipment is based on our innovative, proprietary Space Alternated Phase Shift, or SAPS, and Timely Energized Bubble Oscillation, or TEBO, technologies. We developed our proprietary technologies to enable manufacturers to produce chips that reach their ultimate physical limitations while maintaining product yield, which is the percentage of chips on a wafer that meet manufacturing specifications

We seek to market our wet processing equipment by first establishing a referenceable base of leading logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this process will help us to penetrate the mature integrated circuit manufacturing markets and to build credibility with industry leaders. We have placed evaluation SAPS equipment with selected memory and logic chip customers since 2009 and recognized revenue from SAPS equipment since 2011. Using a similar “demo-to-sales” process, we began placing TEBO evaluation equipment with selected customers in 2016 and recognized revenue from our initial sale of TEBO equipment in December 2016. As of March 31, 2018, we had sold and deployed more than 35 single-wafer wet cleaning tools. We recognized revenue from the selected customers’ purchases of single-wafer wet cleaning equipment totaling $9.5 million, more than 97.97% of our quarterly review for the first three months of 2018 and $27.1 million, or 74.2% of our revenue, in 2017.

We market and sell our products worldwide using a combination of our direct sales force and third-party representatives. We employ direct sales teams in Asia, Europe and North America, and have located these teams near our customers, primarily in the People’s Republic of China or PRC, Korea, Taiwan and the United States. To supplement our direct sales teams, we have contacts with several independent sales representatives in the PRC, Taiwan and Korea. We also provide after-sales services to our customers by installing new replacement parts as well as making small scale modifications to improve our customers’ product yields.

We established our operational center in Shanghai in 2006 to help us establish and build relationships with chip manufacturers in China and throughout Asia. In addition to our SAPS and TEBO tools, we offer a range of custom-made wafer assembly and packaging equipment, such as coaters and developers, to wafer assembly and packaging factories, principally in the PRC.

Corporate Background

We incorporated in California in 1998 and redomesticated to Delaware in November 2016. Initially we focused on developing tools for semiconductor manufacturing process steps involving the integration of ultra-low-K materials and copper. In the early 2000s we sold tools based on stress-free copper-polishing technology.

In 2006 we moved our operational center to Shanghai, where we began to conduct our business through our subsidiary ACM Shanghai. This move was made to help us establish and build relationships with chip manufacturers in the PRC. In 2007 we began to focus our development efforts on single-wafer wet-cleaning solutions for the front-end chip fabrication process. In 2009 we introduced SAPS megasonic technology, which can be applied in wet wafer cleaning at numerous steps during the chip fabrication process. In 2016 we introduced TEBO technology, which can be applied at numerous steps during the fabrication of small node conventional two-dimensional and three-dimensional patterned wafers.

In 2011 ACM Shanghai formed a wholly owned subsidiary in the PRC, ACM Research (Wuxi), Inc., to manage sales and service operations. In June 2017 we formed a wholly owned subsidiary in Hong Kong, CleanChip Technologies Limited, to act on our behalf in Asian markets outside the PRC by, for example, serving as a trading partner between ACM Shanghai and its customers, procuring raw materials and components, performing sales and marketing activities, and making strategic investments. In December 2017 we formed a wholly owned subsidiary in the Republic of Korea, ACM Research Korea CO., LTD., to serve our customers based in the Republic of Korea and perform sales, marketing, research and development activities.

Recent Equity Transactions

Issuance and Subsequent Exercise of Warrant. In December 2016 Shengxin (Shanghai) Management Consulting Limited Partnership, or SMC, paid 20,123,500 RMB (approximately $3.0 million as of the date of funding) to ACM Shanghai for investment pursuant to terms to be subsequently negotiated. SMC is a PRC limited partnership owned by Jian Wang and other employees of our subsidiary ACM Shanghai. Jian Wang, who is the general partner of SMC, is our Vice President, Research and Development and the brother of David H. Wang, who is our Chief Executive Officer, President and Chair of the Board. In connection with that investment, we issued to SMC in March 2017 a warrant exercisable to purchase 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of approximately $3.0 million. The warrant was exercisable for cash or on a cashless basis, at the option of SMC, at any time on or before May 17, 2023 to acquire all, but not less than all, of the shares of Class A common stock subject to the warrant. In March 2018 we entered into a warrant exercise agreement with ACM Shanghai and SMC pursuant to which SMC exercised the SMC warrant in full by issuance to us of a senior secured promissory note in the principal amount of approximately $3.0 million. We transferred the SMC note to ACM Shanghai, in exchange for an intercompany promissory note issued by ACM Shanghai to us in the principal amount of approximately $3.0 million. Each of the two notes bears interest at a rate of 3.01% per annum and matures on August 17, 2023. As security for its performance of its obligations under its note, SMC granted to ACM Shanghai a security interest in the 397,502 shares of Class A common stock issued to SMC upon its exercise of the warrant.

Strategic Investment in Key Supplier. Ninebell Co., Ltd., or Ninebell, which is located in Seoul, Korea, is the principal supplier of robotic delivery system subassemblies used in our single-wafer cleaning equipment. On September 6, 2017 we and Ninebell entered into:

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

IPO and Concurrent Private Placements. In November 2017 we issued 2,233,000 shares of Class A common stock and received net proceeds of $11.7 from our initial public offering, or the IPO, and concurrently we issued an additional 1,333,334 shares of Class A common stock through a private placement for net proceeds of $7.1 million.

Acquisition of Outstanding Minority Interests in Our Operating Company. Until August 31, 2017, ACM Research owned 62.87% of the outstanding equity interests in ACM Shanghai and three PRC-based third-party investors held the remaining 37.13% of equity interests, which were reflected as “non-controlling interests” in our consolidated balance sheets and related notes. In 2017 we took the following actions in order to enable ACM Research to acquire, consistent with requirements of arrangements previously entered into in connection with the investors’ acquisition of ACM Shanghai equity interests, the outstanding non-controlling interests in ACM Shanghai:

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

The PRC governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $240,000 in the first three months of 2018, compared to $960,000 in the first three months of 2017.

●
Government subsidies for interest on short-term borrowings are reported as reductions of interest expense in the periods the interest is accrued. We had no such reductions of interest expense in the first three months of 2018 or the first three months of 2017.

●
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled $38,000 in the first three months of 2018 and $32,000 in the first three months of 2017.

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

The following table reconciles net income (loss), the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Adjusted EBITDA Data:
Net loss	$(2,780)	$(2,089)
Interest expense, net	100	75
Income tax expense (benefit)	22	781
Depreciation and amortization	80	57
Stock-based compensation	2,175	835
Adjusted EBITDA	$(403)	$(341)

Adjusted EBITDA in the first three months of 2018, as compared with the comparable period in 2017, reflected an increase of $700,000 in net loss and a $1.3 million increase in stock based compensation offset by a decrease of $760,000 in income tax expense. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—PRC Government Research and Development Funding.”

In the first three months of 2018 and 2017, free cash flow did not differ from net cash provided by operating activities, the most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Free Cash Flow Data:
Net cash (used in) provided by operating activities	$(7,393)	$352
Purchase of property and equipment	(395)	(12)
Purchase of intangible assets	─	(24)
Free cash flow	$(7,788)	$316

Free cash flow in the first three months of 2018, as compared with the comparable period in 2017, reflected the factors driving net cash provided by operating activities, principally decreases in accounts receivable, accounts payable and inventory and an increase in stock-based compensation expense. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

Adjusted operating income (loss) excludes stock-based compensation from income (loss) from operations. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. The use of non-GAAP financial measures excluding stock-based compensation has limitations, however. If we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher and our cash holdings would be less. The following tables reflect the exclusion of stock-based compensation, or SBC, from line items comprising income (loss) from operations:

	Three Months Ended March 31,
	2018			2017
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
Adjusted Operating Income (Loss):
Revenue	$9,743	$─	$9,743	$5,660	$─	$5,660
Cost of revenue	(4,621)	(8)	(4,613)	(3,258)	(5)	(3,253)
Gross profit	5,122	(8)	5,130	2,402	(5)	2,407
Operating expenses:
Sales and marketing	(1,855)	(34)	(1,821)	(1,163)	(6)	(1,157)
Research and development	(1,541)	(27)	(1,514)	(928)	(13)	(915)
General and administrative	(3,630)	(2,106)	(1,524)	(1,864)	(811)	(1,053)
Income (loss) from operations	$(1,904)	$(2,175)	$271	$(1,553)	$(835)	$(718)

Adjusted operating loss in the first three months of 2018, as compared with the comparable period in 2017, reflected an increase of $1.3 million in stock-based compensation expense.

Stock-Based Compensation Expense

Cost of revenue and operating expenses during the periods presented below have included stock-based compensation as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Stock-Based Compensation Expense:
Cost of revenue	$8	$5
Sales and marketing expense	34	6
Research and development expense	27	13
General and administrative expense	2,106	811
	$2,175	$835

We recognized stock-based compensation expense to employees of $93,000 in the first three months of 2018, compared to $61,000 in the first three months of 2017. As of March 31, 2018 and December 31, 2017, $1.6 million and $1.7 million, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 2.05 years and 1.77 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

We recognized stock-based compensation expense to non-employees of $2.1 million in the first three months of 2018, compared to $774,000 in the first three months of 2017. The fair value of each option granted to a non-employee is re-measured at each period end until the vesting date.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. There were no significant changes in our critical accounting estimates during the first three months of 2018 to augment the critical accounting estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report, except we note that:

●
Revenue Recognition: Effective January 1, 2018, we adopted FASB’s ACS Topic 606, Revenue From Contracts With Customers, regarding the recognition, presentation and disclosure of revenue in our financial statements. Adoption of this new revenue standard did not impact our financials presented previously. We recognize revenue when control of the promised goods or services is transferred to our customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

●
Stock-Based Compensation: Please see note 14 to our condensed consolidated financial statements included elsewhere in this report for, among other things, a presentation of weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants made during the first three months of 2018.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	47.4	57.6
Gross margin	52.6	42.4
Operating expenses:
Sales and marketing	19.0	20.5
Research and development	15.8	16.4
General and administrative	37.3	32.9
Total operating expenses, net	72.1	69.8
Income (loss) from operations	(19.5)	(27.4)
Interest expense, net	(1.0)	(1.4)
Other income (expense), net	(7.8)	(1.1)
Income (loss) before income taxes	(28.3)	(29.9)
Income tax (expense) benefit	(0.2)	(13.8)
Net loss	(28.5)	(43.7)
Less: Net income (loss) attributable to non-controlling interests	─	6.8
Net loss attributable to ACM Research, Inc.	(28.5)%	(36.9)%

Comparison of Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended March 31,
	2018	2017	% Change 2017 v 2018
	(in thousands)
Revenue	$9,743	$5,660	72.1%

The increase in revenue of $4.1 million in the three months ended March 31, 2018 reflected increases in revenue from single-wafer cleaning equipment of $4.0 million and $0.1 million increase from service and parts. The increases are from our existing customers.

Our revenue from sales of single-wafer wet cleaning equipment totaled $9.5 million, or 97.97% of our revenue, in the first three months of 2018, compared with $7.5 million, or 99.43% of revenue, in the first three months of 2017.

We have generated most of our revenue from a limited number of customers as the result of our strategy of initially placing SAPS- and TEBO-based equipment with a small number of leading chip manufacturers that are driving technology trends and key capability implementation. In the first three months of 2018, 97.97% of our revenue was derived from SK Hynix, Inc., a leading Korean memory chip company. In the first three months of 2017, 99.43% of our revenue was derived from three customers: Sky Hynix, Inc. accounted for 58.06% of our revenue; JiangYin ChangDian Advanced Packaging Co. Ltd., a leading PRC foundry, accounted for 27.32% of our revenue; and Semiconductor Manufacturing International Corporation, a leading PRC foundry, accounted for 14.05% of our revenue. Please see “Item 1A. Risk Factors—Business—We depend on a small number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could have a material adverse effect on our revenue and operating results. There are also a limited number of potential customers for our products” of our Annual Report.

All of our sales in 2017 and the first three months of 2018 were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2018	2017	% Change 2017 v 2018
	(in thousands)
Cost of revenue	$4,621	$3,258	41.8%
Gross profit	$5,122	$2,402	113.2
Gross margin	52.6%	42.4%	10.2

Cost of revenue increased $1.4 million, and gross profit increased $2.7 million, from the three months ended March 31, 2018 to the comparable period in 2017.

Gross margin increased 10%, primarily due to the sale of three higher-margin SAPs tools compared to the mixed front and back end tools in 2017. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40% and 45% for the foreseeable future, with direct manufacturing costs approximating 50% to 55% of revenue and overhead costs totaling approximately 5% of revenue.

Operating Expenses

	Three Months Ended March 31,
	2018	2017	% Change 2017 v 2018
	(in thousands)
Sales and marketing expense	$1,855	$1,163	59.5%
Research and development expense	1,541	928	66.1
General and administrative expense	3,630	1,864	94.7
Total operating expenses	$7,026	3,955	77.6%

Sales and marketing expense increased $692,000 in the three months ended March 31, 2018 as compared to the corresponding period in 2017, primarily due to increases in service expenses, personnel costs and sales commissions. Sales and marketing expense accounted for 19.0% of our revenue in the first three months of 2018 compared with 20.5% of revenue in the first three months of 2017. Sales and marketing expense consists primarily of:

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

Research and development expense increased $613,000 in the three months ended March 31, 2018 as compared to the corresponding period in 2017, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 15.3% and 16.3% of our revenue in the three months ended March 31, 2018 and 2017, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—PRC Government Research and Development Funding”), gross research and development expense totaled $1.8 million, or 18.1% of revenue, in the three months ended March 31, 2018 and $1.9 million, or 33.4% of revenue, in the three months ended March 31, 2017. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

●
compensation of personnel associated with our research and development activities, including stock based compensation;

●
costs of components and other research and development supplies;

●
travel expense associated with customer support;

●
amortization of costs of software used for research and development purposes; and

●
allocated overhead for rent and utilities.

General and administrative expense increased $1.8 million in the three months ended March 31, 2018 as compared to the corresponding period in 2017, principally resulting from a $1.3 million increase in stock based compensation expenses and from expenses associated with being a publicly traded company. General and administrative expense accounted for 37.3% of our revenue in the first three months of 2018 compared with 32.9% of revenue in the first three months of 2017. General and administrative expense consists primarily of:

●
compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;

●
professional fees, including accounting and legal fees;

●
other corporate expenses; and

●
allocated overhead for rent and utilities.

Other Income and Expenses

	Three Months Ended March 31,
	2018	2017	% Change 2017 v 2018
	(in thousands)
Interest expense, net	$(100)	$(76)	31.6%
Other income (expense), net	(755)	$(64)	1,079.7

Interest expense consists of interest incurred from outstanding short-term borrowings. Interest expense increased by $24,000 in the three months ended March 31, 2018 from $76,000 in the three months ended March 31, 2017, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in the three months ended March 31, 2018 and 2017.

Non-operating income (expense), net primarily reflects (a) gains or losses recognized from the effect of exchange rates on our foreign currency-denominated asset and liability balances and (b) depreciation of assets acquired with government subsidies, as described under "—PRC Government Research and Development Funding” above.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Current:
U.S. federal	$─	$─
U.S. state	─	─
Foreign	(22)	─
Total current income tax expense	(22)	─
Deferred:
U.S. federal	─	─
U.S. state	─	─
Foreign	─	(781)
Total deferred income tax expense	─	(781)
Total current income tax expense	$(22)	$(781)

On December 22, 2017, the 2017 Tax Cuts and Jobs Act, or the Tax Act, was enacted into law. The new legislation contains several key tax provisions that affect us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017.

As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in the first three months of 2018. The accounting for the tax effects of the Tax Act will be completed later in 2018.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purpose due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services. Our two PRC subsidiaries, ACM Shanghai and ACM Wuxi, are liable for PRC corporate income taxes at the rates of 15% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, with an effective period of three years.

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

Liquidity and Capital Resources

During the first three months of 2018, we funded our technology development and operations principally through application of proceeds from the IPO and concurrent private placements in November 2017 and, to a lesser extent, from short-term borrowings by ACM Shanghai from local financial institutions. During the three-month period, our operations used cash flow of $7.4 million and we did not received research and development grants from local and central PRC governmental authorities.

We believe our existing cash and cash equivalents (including our net proceeds of the IPO and the concurrent private placements), our cash flow from operating activities, and short-term bank borrowings by ACM Shanghai will be sufficient to meet our anticipated cash needs for at least the next twelve months. We do not expect that our anticipated cash needs for the next twelve months will require our receipt of any PRC government subsidies. Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, and the timing of investment in our research and development as well as sales and marketing. To the extent our cash and cash equivalents, cash flow from operating activities and short-term bank borrowings are insufficient to fund our future activities, we may need to raise additional funds through additional bank credit arrangements or public or private debt or equity financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to obtain bank credit arrangements or to affect an equity or debt financing on terms acceptable to us or at all.

Sources of Funds

Equity and Equity-Related Securities. During the first three months of 2018, we received proceeds of $62,000 from sales of common stock pursuant to option exercises.

Indebtedness. ACM Shanghai is a party to lines of credit with three banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at March 31, 2018(1)
				(in thousands)
Bank of China Pudong Branch	August 2017	September 2018	5.69%	RMB30,000	RMB20,000
				$4,770	$3,180
Bank of Shanghai Pudong Branch	August 2017	September 2018	5.66	RMB25,000	RM20,260
				$3,975	$3,221
Shanghai Rural Commercial Bank	November 2017	November 2018 ─January 2019	5.44	RMB15,000	RM15,000
				$4,770	$2,385
Bank of Communications	November 2017	December 2018	5.66	RMB10,000	RMB10,000
				$1,590	$1,590
				RMB70,000	RMB65,260
				$12,720	$10,376

(1) Converted from RMB to dollars as of March 31, 2018.

All of the amounts owing under the line of credit with Bank of China Pudong Branch are secured by ACM Shanghai’s intellectual property. All of the amounts owing under the lines of credit with Bank of Shanghai Pudong Branch and Shanghai Rural Commercial Bank are guaranteed by David Wang, our Chair of the Board, Chief Executive Officer and President.

Working Capital

The following table sets forth selected working capital information:

March 31, 2018
(in thousands)
Cash and cash equivalents	$15,186
Accounts receivable, less allowance for doubtful amounts	27,793
Inventory	19,865
Working capital	$62,844

Our cash and cash equivalents at March 31, 2018 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends.

We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

Uses of Funds

Cash Flow for Operating Activities. Our operations used cash flow of $7.4 million in the first three months of 2018. Our cash flow from operating activities is influenced by (a) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (b) increases in the number of customers using our products and services, and (c) the amount and timing of payments by customers.

Capital Expenditures. We estimate that our capital expenditures in 2018 will total approximately $3.2 million. We are not currently party to any purchase contracts related to future capital expenditures. We incurred $386,000 of capital expenditures in the first three months of 2018. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Requirements. Our contractual obligations and other commercial commitments are summarized in the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Requirements” in our Annual Report. Other than changes that occurred in the ordinary course of business, we had no material changes to our contractual obligations reported in our Annual Report during the first three months of 2018. For additional discussion, see note 17 to our condensed consolidated financial statements included elsewhere in this report.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that they will materially affect our business in the foreseeable future. Any impact of inflation on cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the price of our product offerings.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, except the operating lease commitment disclosed in the unaudited condensed consolidated financial statements.

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

Interest Rate Risk

At March 31, 2018, we had unrestricted cash and cash equivalents totaling $15.2 million. These amounts were held for working capital purposes and were held primarily in checking accounts of various banks. We believe we do not have any material exposure to changes in our cash balance as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, and due to the material weakness in our internal control over financial reporting described in “Item 1A. Risk Factors— Our management and auditors identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements that could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock” in our Annual Report, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were not effective during the three months ended March 31, 2018, as discussed below.

Changes in Internal Control over Financial Reporting and Remediation Efforts

During the three months ended March 31, 2018, no changes, other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

In connection with its audits of our consolidated financial statements as of, and for the year ended, December 31, 2017, BDO China Shu Lun Pan Certified Public Accountants LLP informed us that it had identified a material weakness in our internal control over financial reporting relating to our lack of sufficient qualified financial reporting and accounting personnel with an appropriate level of expertise to properly address complex accounting issues under GAAP and to prepare and review our consolidated financial statements and related disclosures to fulfill GAAP and Securities and Exchange Commission financial reporting requirements.

In the three months ended March 31, 2018, we hired additional accounting and finance personnel and engaged outside consulting firms in order to improve our internal control over the financial reporting process. We will continue to monitor the effectiveness of our internal control over financial reporting and will seek to employ any additional tools and resources deemed necessary to enhance our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investing in Class A common stock involves a high degree of risk. You should consider and read carefully all of the information contained in this report, including the consolidated financial statements and related notes set forth in “Item 1. Financial Statements” of Part I above, before making an investment decision. You should also review carefully the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report. There have been no material changes to those risk factors since the filing of our Annual Report with the Securities and Exchange Commission on March 23, 2018. The occurrence of any of the risks described in our Annual Report, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations or cash flows. In any such case, the trading price of Class A common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In January 2018 we issued and sold to an employee an aggregate of 22,915 unregistered shares of Class A common stock upon the exercise of stock options at a per share exercise price of $1.50. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of these shares was exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transaction was pursuant to a contract relating to compensation as provided under such rule. The recipient of the shares represented his intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the shares issued in these transactions. The recipient had adequate access, through a relationship with us, to information about us. The sales of these shares were made without any general solicitation or advertising.

In March 2018 we agreed to issue 397,502 shares of Class A common stock pursuant to an exercise of a warrant in exchange for a senior secured promissory note in the principal amount of approximately $3 million, as described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Equity Transactions─Issuance and Subsequent Exercise of Warrant.” This transaction did not involve any underwriters, underwriting discounts or commissions or any public offering. We believe the offers, sales and issuance of these shares was exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof because the issuance of securities to the recipients did not involve a public offering. SMC, the recipient of the shares, represented its intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. SMC represented that it had adequate access to information about us. The issuance and sale of these shares were made without any general solicitation or advertising.

Use of IPO Proceeds

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

To date we have applied $9 million of the proceeds to purchase inventories and $2 million in the ordinary course of business operations.

Item 6. Exhibits

The following exhibits are being filed as part of this report:

Exhibit Number	Description
10.01	Advisory Board Agreement dated May 1, 2016 by and between ACM Research, Inc. and Chenming Hu
10.02	Warrant Exercise Agreement dated March 30, 2018 by and among ACM Research, Inc., ACM Research (Shanghai), Inc., and Shengxin (Shanghai) Management Consulting Limited Partnership
10.03	Senior Secured Promissory Note dated March 30, 2018 issued by Shengxin (Shanghai) Management Consulting Limited Partnership to ACM Research (Shanghai), Inc.
10.04	Intercompany Promissory Note dated March 30, 2018 issued by ACM Research (Shanghai), Inc. to ACM Research, Inc.
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.

Date: May 11, 2018	By:	/s/ Lisa Feng
Lisa Feng
Interim Chief Financial Officer, Chief Accounting Officer and Treasurer