Form 10-Q
period 2018-06-30
ACM Research, Inc.
filed 2018-08-09
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _____________

Commission file number: 001-38273

ACM Research, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3290283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
42307 Osgood Road, Suite I Fremont, California	94539
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	13,963,257 shares outstanding as of August 7, 2018
Class B Common Stock, $0.0001 par value	1,918,423 shares outstanding as of August 7, 2018

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$17,435	$17,681
Accounts receivable, less allowance for doubtful accounts of $0 as of June 30, 2018 and $0 as of December 31, 2017 (note 3)	33,289	26,762
Other receivables	1,308	2,491
Inventories (note 4)	27,531	15,388
Prepaid expenses	2,316	546
Other current assets	-	46
Total current assets	81,879	62,914
Property, plant and equipment, net (note 5)	3,050	2,340
Intangible assets, net	231	106
Deferred tax assets (note 15)	1,278	1,294
Investment in affiliates, equity method (note 10)	1,355	1,237
Other long-term assets	40	-
Total assets	$87,833	$67,891
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	$9,932	$5,095
Warrant liability (note 8)	-	3,079
Accounts payable	17,755	7,419
Advances from customers	1,931	143
Income taxes payable	231	44
Other payables and accrued expenses (note 7)	6,518	6,037
Total current liabilities	36,367	21,817
Other long-term liabilities (note 9)	5,869	6,217
Total liabilities	42,236	28,034
Commitments and contingencies (note 16)
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 100,000,000 shares authorized as of June 30, 2018 and December 31, 2017. 13,957,339 shares issued and outstanding as of June 30, 2018 and 12,935,546 shares issued and outstanding as of December 31, 2017 (note 13)	1	1
Common stock–Class B, par value $0.0001: 7,303,533 shares authorized as of June 30, 2018 and December 31, 2017. 1,920,173 shares issued and outstanding as of June 30, 2018 and 2,409,738 shares issued and outstanding as of December 31, 2017 (note 13)	-	-
Additional paid in capital	55,331	49,695
Accumulated deficit	(9,526)	(9,961)
Accumulated other comprehensive income (loss)	(209)	122
Total stockholders’ equity	45,597	39,857
Total liabilities and stockholders’ equity	$87,833	$67,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
	(In thousands, except share and per share data)
Revenue	$20,873	$8,763	$30,616	$14,423
Cost of revenue	12,149	5,312	16,770	8,570
Gross profit	8,724	3,451	13,846	5,853
Operating expenses:
Sales and marketing	2,682	1,420	4,537	2,583
Research and development	2,419	939	3,960	1,867
General and administrative	1,292	1,294	4,922	3,158
Total operating expenses, net	6,393	3,653	13,419	7,608
Income (loss) from operations	2,331	(202)	427	(1,755)
Interest income	14	3	17	5
Interest expense	(149)	(86)	(252)	(164)
Other income (expense), net	1,066	(228)	311	(292)
Equity income in net income of affiliates	117	-	118	-
Income (loss) before income taxes	3,379	(513)	621	(2,206)
Income tax benefit (expense) (note 15)	(164)	32	(186)	(749)
Net income (loss)	3,215	(481)	435	(2,955)
Less: net income (loss) attributable to non-controlling interests	-	177	-	(208)
Net income (loss) attributable to ACM Research, Inc.	$3,215	$(658)	$435	$(2,747)
Comprehensive income (loss)
Net income (loss)	3,215	(481)	435	(2,955)
Foreign currency translation adjustment	(1,036)	220	(331)	264
Comprehensive income (loss)	2,179	(261)	104	(2,691)
Less: Comprehensive income (loss) attributable to non-controlling interests	-	259	-	(110)
Total comprehensive income (loss) attributable to ACM Research, Inc. (note 2)	$2,179	$(520)	$104	$(2,581)

Net income (loss) attributable to ACM Research, Inc. per common share (note 2):
Basic	$0.20	$(0.13)	$0.03	$(0.56)
Diluted	$0.18	$(0.13)	$0.02	$(0.56)

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	15,838,540	5,086,989	15,611,863	4,927,973
Diluted	18,119,733	5,086,989	17,669,650	4,927,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$435	$(2,955)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	173	118
Equity income in net income of affiliates	(118)	-
Deferred income taxes	-	747
Stock-based compensation	2, 360	1,348
Net changes in operating assets and liabilities:
Accounts receivable	(6,858)	4,095
Other receivables	1,124	(413)
Inventory	(12,328)	(2,189)
Prepaid expenses	(1,785)	(631)
Other current assets	46	(762)
Accounts payable	10,486	2,921
Advances from customers	1,799	(236)
Income tax payable	187	-
Other payables and accrued expenses	632	704
Other long-term liabilities	(271)	236
Net cash (used in) provided by operating activities	(4,118)	2,983

Cash flows from investing activities:
Purchase of property and equipment	(882)	(26)
Purchase of intangible assets	(157)	(36)
Net cash used in investing activities	(1,039)	(62)

Cash flows from financing activities:
Proceeds from short-term borrowings	10,153	4,584
Repayments of short-term borrowings	(5,252)	(4,861)
Proceeds from stock option exercise to common stock	295	378
Net cash provided by financing activities	$5,196	$101

Effect of exchange rate changes on cash and cash equivalents	$(285)	$65

Net (decrease) increase in cash and cash equivalents	$(246)	$3,087
Cash and cash equivalents at beginning of period	17,681	10,119
Cash and cash equivalents at end of period	$17,435	$13,206

Supplemental disclosure of cash flow information:
Interest paid	$252	$164

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements herein. The unaudited condensed consolidated financial statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2018 and the results of operations for the three months and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any future period.

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

Basic and Diluted Net Income (Loss) attributable to ACM per Common Share

Basic and diluted net income (loss) attributable to ACM per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$3,215	$(481)	$435	$(2,955)
Net income (loss) attributable to non-controlling interest	-	177	-	(208)
Net income (loss) attributable to ACM, basic and diluted	$3,215	$(658)	$435	$(2,747)
Denominator:
Weighted average shares outstanding, basic	15,838,540	5,086,989	15,611,863	4,927,973
Effect of dilutive securities	2,281,193	-	2,057,787	-
Weighted average shares outstanding, diluted	18,119,733	5,086,989	17,669,650	4,927,973
Net income (loss) attributable to ACM per common share:
Basic	$0.20	$(0.13)	$0.03	$(0.56)
Diluted	$0.18	$(0.13)	$0.02	$(0.56)

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three and six months ended June 30, 2018 and 2017, the net income (loss) per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of operations and comprehensive income (loss) and in the above computation of net income (loss) per common share.

Diluted net income (loss) per common share reflects the potential dilution from securities that could share in ACM’s earnings. ACM’s potential dilutive securities consist of convertible preferred stocks, warrants and stock options for the three and six months ended June 30, 2018 and 2017. Certain potential dilutive securities were excluded from the net income (loss) per share calculation because the impact would be anti-dilutive.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. The adoption of the ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

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

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (the “New Revenue Standard”) to all contracts which were not completed as of January 1, 2018 using the modified retrospective method. The Company does not have open contracts that may result in any changes to revenues applying the New Revenue Standard.

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

The unit of account for revenue recognition is a performance obligation (a good or service). A contract may contain one or more performance obligations. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise performance obligations are combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct. Promises in contracts which do not result in the transfer of a good or service are not performance obligations, as well as those promises that are administrative in nature, or are immaterial in the context of the contract. The Company has addressed whether various goods and services promised to the customer represent distinct performance obligations. The Company applied the guidance of ASC Topic 606-10-25-16 through 18 in order to verify which promises should be assessed for classification as distinct performance obligations. The Company’s contracts with customers include more than one performance obligation. For example, the delivery of a piece of equipment generally includes the promise to install the equipment in the customer’s facility. The Company’s performance obligations in connection with a sale of equipment generally include production, delivery and installation, together with the provision of a warranty.

 The transaction price is allocated to all the separate performance obligations in an arrangement. It reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services, which may include an estimate of variable consideration to the extent that it is probable of not being subject to significant reversals in the future based on the Company’s experience with similar arrangements. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes. This is done on a relative selling price basis using standalone selling prices (“SSP”). The SSP represents the price at which the Company would sell that good or service on a standalone basis at the inception of the contract. Given the requirement for establishing SSP for all performance obligations, if the SSP is directly observable through standalone sales, then such sales should be considered in the establishment of the SSP for the performance obligation. All of the Company’s products were sold in stand-alone arrangements, the Company does not have observable SSPs for most performance obligations as they are not regularly sold on a standalone basis. Production, delivery and installation of a product, together with provision of a warranty, are a single unit of accounting.

Revenue is recognized when the Company satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time (upon the acceptance of the products or upon the arrival at the destination as stipulated in the shipment terms) in a sale arrangement. In general, the Company recognizes revenue when a tool has been demonstrated to meet the customer’s predetermined specifications and is accepted by the customer. If terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue as of the earlier of the expiration of the lapsing acceptance period and customer acceptance. In the following circumstances, however, the Company recognizes revenue upon shipment or delivery, when legal title to the tool is passed to a customer as follows:

●
When the customer has previously accepted the same tool with the same specifications and the Company can objectively demonstrate that the tool meets all of the required acceptance criteria;

●
When the sales contract or purchase order contains no acceptance agreement or lapsing acceptance provision and the Company can objectively demonstrate that the tool meets all of the required acceptance criteria;

●
When the customer withholds acceptance due to issues unrelated to product performance, in which case revenue is recognized when the system is performing as intended and meets predetermined specifications; or

●
When the Company’s sales arrangements do not include a general right of return.

The Company offers post-warranty period services, which consist principally of the installation and replacement of parts and small-scale modifications to the equipment. The related revenue and costs of revenue are recognized when parts have been delivered and installed, risk of loss has passed to the customer, and collection is probable. The Company does not expect revenue from extended maintenance service contracts to represent a material portion of its revenue in the future. As such, the Company has concluded that its revenue recognition under the adoption of the New Revenue Standard will remain the same as previously reported and will not have material impacts to its condensed consolidated financial statements.

 The Company incurs costs related to the acquisition of its contracts with customers in the form of sales commissions. Sales commissions are paid to third party representatives and distributors. Contractual agreements with these parties outline commission structures and rates to be paid. Generally speaking, the contracts are all individual procurement decisions by the customers and are not for significant periods of time, nor do they include renewal provisions. As such, all contracts have an economic life of significantly less than a year. Accordingly, the Company expenses sales commissions when incurred in accordance with the practical expedient in the New Revenue Standard when the underlying contract asset is less than one year. These costs are recorded within sales and marketing expenses.

 Generally, all contracts have expected durations of one year or less. Accordingly, the Company applies the practical expedient allowed in the New Revenue Standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company does not incur any costs to fulfill the contracts with customers that are not already reported in compliance with another applicable standard (for example, inventory or plant, property and equipment).

Recent Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. ASU 2018 07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under the New Revenue Standard. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2018 07 to have a material impact on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is evaluating the impact of the adoption of ASU 2018-02 on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the impact of the adoption of ASU 2017-11 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. A business entity that is an SEC filer must adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of the adoption of ASU 2017-04 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU No. 2016-02 is permitted. The Company is evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	June 30, 2018	December 31, 2017
Accounts receivable	$33,289	$26,762
Less: Allowance for doubtful accounts	-	-
Total	$33,289	$26,762

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at June 30, 2018 or December 31, 2017. At June 30, 2018 and December 31, 2017, accounts receivable of $2,266 and $1,805, respectively, were pledged as collateral for borrowings from financial institutions.

NOTE 4 – INVENTORIES

At June 30, 2018 and December 31, 2017, inventory consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$14,827	$6,181
Work in process	7,235	4,328
Finished goods	5,469	4,879
Total inventory, gross	27,531	15,388
Inventory reserve	-	-
Total inventory, net	$27,531	$15,388

At June 30, 2018 and December 31, 2017, the Company did not have an inventory reserve and no inventory was pledged as collateral for borrowings from financial institutions.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At June 30, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Manufacturing equipment	$9,573	$9,660
Office equipment	525	463
Transportation equipment	201	203
Leasehold improvement	245	277
Total cost	10,544	10,603
Less: Total accumulated depreciation	(8,282)	(8,263)
Construction in progress	788	-
Total property, plant and equipment, net	$3,050	$2,340

Depreciation expense was $88 and $66 for the three months ended June 30, 2018 and 2017, respectively, and $173 and $118 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6 – SHORT-TERM BORROWINGS

At June 30, 2018 and December 31, 2017, short-term borrowings consisted of the following:

	June 30, 2018	December 31, 2017
Line of credit up to $30 million RMB from Bank of China Pudong Branch, due on March 5, 2018 with annual interest rate of 5.69%, secured by certain of the Company’s intellectual property and fully repaid on March 5, 2018	$-	$2,219
Line of credit up to $30 million RMB from Bank of China Pudong Branch, due on September 11, 2018 with annual interest rate of 5.69%, secured by certain of the Company’s intellectual property and guaranteed by the Company’s Chief Executive Officer and President (“CEO”)	1,511	-
Line of credit up to $30 million RMB from Bank of China Pudong Branch, due on September 24, 2018 with annual interest rate of 5.69%, secured by certain of the Company’s intellectual property and guaranteed by the CEO	1,511	-
Line of credit up to $25 million RMB from Bank of Shanghai Pudong Branch, due on various dates of October, 2018 with an annual interest rate of 5.66%, guaranteed by the CEO and fully repaid on May 8, 2018	-	2,111
Line of credit up to $50 million RMB from Bank of Shanghai Pudong Branch, due on April 17, 2019 with an annual interest rate of 4.99%, guaranteed by the CEO	3,133	-
Line of credit up to $5 million RMB from Shanghai Rural Commercial Bank, due on November 21, 2018 with an annual interest rate of 5.44%, guaranteed by the CEO and pledged by accounts receivable	755	765
Line of credit up to $10 million RMB from Shanghai Rural Commercial Bank, due on January 23,2019 with an annual interest rate of 5.44%, guaranteed by the CEO and pledged by accounts receivable	1,511	-
Line of credit up to $10 million RMB from Bank of Communications, due on December 28 2018 with an annual interest rate of 5.66%	1,511	-
Total	$9,932	$5,095

Interest expense related to short-term borrowings amounted to $149 and $86 for the three months ended June 30, 2018 and 2017, respectively, and $252 and $164, for the six months ended June 30, 2018 and 2017, respectively.

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At June 30, 2018 and December 31, 2017, other payable and accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Lease expenses and payable for leasehold improvement due to a related party (note 11)	$162	$2,024
Accrued commissions	1,574	836
Accrued warranty	1,256	839
Accrued payroll	432	745
Accrued professional fees	253	60
Accrued machine testing fees	1,295	684
Others	1,546	849
Total	$6,518	$6,037

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

The warrant issued to SMC, while outstanding as of December 31, 2017, was classified as a liability as it was conditionally puttable in accordance with FASB ASC 480, Distinguishing Liabilities from Equity. The fair value of the warrant was adjusted for changes in fair value at each reporting period but could not be lower than the proceeds of the SMC Investment. The corresponding non-cash gain or loss of the changes in fair value was recorded in earnings. The methodology used to value the warrant was the Black-Scholes valuation model.

 On March 30, 2018, ACM entered into a warrant exercise agreement with ACM Shanghai and SMC pursuant to which SMC exercised its warrant in full by issuing to ACM a senior secured promissory note in the principal amount of approximately $3,000. ACM then transferred the SMC note to ACM Shanghai in exchange for an intercompany promissory note of ACM Shanghai in the principal amount of approximately $3,000. Each of the two notes bears interest at a rate of 3.01% per annum and matures on August 17, 2023. As security for its performance of its obligations under its note, SMC granted to ACM Shanghai a security interest in the 397,502 shares of Class A common stock issued to SMC upon its exercise of the warrant. Upon the issuance of 397,502 shares of Class A common stock to SMC, the senior secured promissory note issued to AMC by SMC was offset by the SMC investment.

NOTE 9 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. As of June 30, 2018, and December 31, 2017, other long-term liabilities consisted of the following unearned government subsidies:

	June 30, 2018	December 31, 2017
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,720	$1,952
Subsidies to Electro Copper Plating project, commenced in 2014	3,943	4,265
Subsidies to Polytetrafluoroethylene, commenced in 2018	206	-
Total	$5,869	$6,217

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

NOTE 11– RELATED PARTY BALANCES AND TRANSACTIONS

On August 18, 2017, ACM and Ninebell, its equity method investment affiliate (note 10), entered into a loan agreement pursuant to which ACM made an interest-free loan of $946 to Ninebell, payable in 180 days or automatically extended another 180 days if in default. The loan was secured by a pledge of Ninebell’s accounts receivable due from ACM and all money that Ninebell received from ACM. Ninebell repaid the loan in March 2018. ACM purchased materials from Ninebell amounting to $1,865 and $981 during the three months ended June 30, 2018 and 2017, and $2,835 and $1,821 during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, accounts payable due to Ninebell were $1,498 and $2,123, respectively, and prepaid to Ninebell for material purchases was $824 and $229, respectively.

In 2007 ACM Shanghai entered into an operating lease agreement with Shanghai Zhangjiang Group Co., Ltd. (“Zhangjiang Group”) to lease manufacturing and office space located in Shanghai, China. An affiliate of Zhangjiang Group holds 787,098 shares of Class A common stock that it acquired in September 2017 for $5,903. Pursuant to the lease agreement, Zhangjiang Group provided $771 to ACM Shanghai for leasehold improvements. In September 2016 the lease agreement was amended to modify payment terms and extend the lease through December 31, 2017. From January 1 to April 25, 2018, ACM Shanghai leased the property on a month-to-month basis. On April 26, 2018, ACM Shanghai entered into a renewed lease with Zhangjiang Group for the period from January 1, 2018 through December 31, 2022. Under the lease, ACM Shanghai will pay a monthly rental fee of approximately RMB 366 (equivalent to $55). The required security deposit is RMB 1,077 (equivalent to $163). The Company incurred leasing expenses under the lease agreement of $147 and $137 during the three months ended June 30, 2018 and 2017, respectively, and $319 and $296 during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, payables to Zhangjiang Group for lease expenses and leasehold improvements recorded as other payables and accrued expenses amounted to $162 and $2,024, respectively (note 7).

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

NOTE 12 – LEASES

ACM leases its administrative, research and development and manufacturing facilities under various operating leases. Future minimum lease payments under non-cancelable lease agreements as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
2018	$601	$50
2019	1,383	22
2020	1,362	-
2021	1,392	-
2022	1,428	-
Total	$6,166	$72

Total lease expense was $563 and $189 for the three months ended June 30, 2018 and 2017, respectively, and $1,058 and $504 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 13 – COMMON STOCK

ACM is authorized to issue 100,000,000 shares of Class A common stock and 7,303,533 shares of Class B common stock, each with a par value of $0.0001. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to twenty votes and is convertible at any time into one share of Class A common stock. Shares of Class A common stock and Class B common stock are treated equally, identically and ratably with respect to any dividends declared by the Board of Directors unless the Board of Directors declares different dividends to the Class A common stock and Class B common stock by getting approval from a majority of common stock holders.

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

At various dates during 2017, ACM issued 472,889 shares of Class A common stock upon options exercises by certain employee and non-employees. During the three months and six months ended June 30, 2018, the Company issued 77,504 and 134,726 shares of Class A common stock, respectively, upon options exercises by certain employees and non employees.

On March 30, 2018, SMC exercised its warrant (note 8) and purchased 397,502 shares of Class A common stock.

At June 30, 2018 and December 31, 2017, the number of shares of Class A common stock issued and outstanding was 13,957,339 and 12,935,546, respectively. At June 30, 2018 and December 31, 2017, the number of shares of Class B common stock issued and outstanding was 1,920,173 and 2,409,738, respectively. During the three months and six months ended June 30, 2018, 489,565 and 489,565 shares of Class B common stock, respectively, were converted into Class A common stock.

NOTE 14– STOCK-BASED COMPENSATION

ACM’s stock-based compensation awards consisting of employee and non-employee awards were issued under the 1998 Stock Option Plan and 2016 Omnibus Incentive Plan and as standalone options.

Employee Awards

The following table summarizes the Company’s employee share option activities during the six months ended June 30, 2018:

	Number of Option Shared	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	2,045,616	$0.66	$2.46	7.57 years
Granted	500,000	2.26	5.31
Exercised	(118,059)	0.50	2.07
Expired	(2,575)	0.55	3.00
Forfeited	(100,887)	0.77	3.18
Outstanding at June 30, 2018	2,324,095	1.01	3.05	7.58 years
Vested and exercisable at June 30, 2018	1,168,983

During the three months ended June 30, 2018 and 2017, the Company recognized employee stock-based compensation expense of $170 and $67, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized employee stock-based compensation expense of $263 and $128, respectively As of June 30, 2018 and December 31, 2017, $1,495 and $1,690, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 1.84 years and 1.77 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair value of each option granted to an employee during the six months ended June 30, 2018 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions. No options were granted to employees during the three months ended June 30, 2018.

January 25, 2018
Fair value of common share(1)	$5.31
Expected term in years(2)	6.25
Volatility(3)	39.14%
Risk free interest rate(4)	2.55%
Expected dividend(5)	0.00%

(1)
Exercise price is market close price of Class A common stock at grant date of January 25, 2018.
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
(5)
Expected dividend is assumed to be 0% as ACM has no history or expectation of paying dividends on its common stock.

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the six months ended June 30, 2018:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	1,326,676	$0.78	2.52	7.54 years
Granted	-	-	-	-
Exercised	(16,667)	0.50	3.00	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2018	1,310,009	$0.76	2.51	7.03 years
Vested and exercisable at June 30, 2018	900,569

During the three months ended June 30, 2018 and 2017, the Company recognized non-employee stock-based compensation expense of $14 and $446, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized non-employee stock-based compensation expense of $2,097 and $1,220.

The fair value of each option granted to a non-employee during the six months ended June 30, 2018 was calculated by application of the Black-Scholes valuation model with the following assumptions. No options were granted to any non-employee during the six months ended June 30, 2018.

June 30, 2018
Fair value of common share(1)	$10.78
Expected term in years(2)	3.08-5.36
Volatility(3)	43.50-45.48%
Risk free interest rate(4)	2.39%-2.73%
Expected dividend(5)	0.00%

(1)
Exercise price was market close price of Class A common stock at June 30, 2018.
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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular the Company’s three-year historical cumulative losses, recent operating results and U.S. pre-tax loss for the six months ended June 30, 2018, the Company recorded a valuation allowance against its U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, the Company will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets in the United States, as the realization of deferred tax assets is uncertain. ACM Shanghai has shown a three-year historical cumulative profit and has projections of future income. As a result, the Company maintained a partial consolidated valuation allowance for the three and six months ended June 30, 2018 and December 31, 2017.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax expense of $164 and income tax benefit of $32 during the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded income tax expense of $186 and $749, respectively.

As of June 30, 2018, the Company's total unrecognized tax benefits were approximately $44, which would not affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the three and six months ended June 30, 2018.

The Company files income tax returns in the United States, and state and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 2009 through December 31, 2017. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period. The Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially affect the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in the three and six months ended June 30, 2018. The accounting for the tax effects of the Tax Act will be completed later in 2018.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 12 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of June 30, 2018, the Company was part to several contracts for construction of equipment and facilities. Total outstanding commitments under these contracts were $759 and $0 at June 30, 2018 and December 31, 2017, respectively. The Company expects to pay off all the balances within a year.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements. As of June 30, 2018 the Company did not have any legal proceedings.

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

Overview

We develop, manufacture and sell single-wafer wet cleaning equipment, which semiconductor manufacturers can use in numerous manufacturing steps to remove particles, contaminants and other random defects, and thereby improve product yield, in fabricating advanced integrated circuits, or chips. Our Ultra C equipment is designed to remove random defects from a wafer surface effectively, without damaging a wafer or its features, even at an increasingly advanced process node (the minimum line width on a chip) of 22 nanometers, or nm, or less. Our equipment is based on our innovative, proprietary Space Alternated Phase Shift, or SAPS, and Timely Energized Bubble Oscillation, or TEBO, technologies. We developed our proprietary technologies to enable manufacturers to produce chips that reach their ultimate physical limitations while maintaining product yield, which is the percentage of chips on a wafer that meet manufacturing specifications

We seek to market our wet processing equipment by first establishing a referenceable base of leading logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this process will help us to penetrate the mature integrated circuit manufacturing markets and to build credibility with industry leaders. We have placed evaluation SAPS equipment with selected memory and logic chip customers since 2009 and recognized revenue from SAPS equipment since 2011. Using a similar “demo-to-sales” process, we began placing TEBO evaluation equipment with selected customers in 2016 and recognized revenue from our initial sale of TEBO equipment in December 2016. As of June 30, 2018, we had sold and deployed more than 42 single-wafer wet cleaning tools. We recognized revenue from sales of single-wafer wet cleaning equipment totaling $30.0 million, or 98.0% of total revenue, for the first six months of 2018 and $14.2 million, or 98.5% of total revenue, for the first six months of 2017.

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

Recent Equity Transactions

Issuance and Subsequent Exercise of Warrant. In December 2016 Shengxin (Shanghai) Management Consulting Limited Partnership, or SMC, paid 20,123,500 RMB ($3.0 million as of the date of funding) to ACM Shanghai for investment pursuant to terms to be subsequently negotiated. SMC is a PRC limited partnership owned by Jian Wang and other employees of our subsidiary ACM Shanghai. Jian Wang, who is the general partner of SMC, is our Vice President, Research and Development and the brother of David H. Wang, who is our Chief Executive Officer, President and Chair of the Board. In connection with that investment, we issued to SMC in March 2017 a warrant exercisable to purchase 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $3.0 million. The warrant was exercisable for cash or on a cashless basis, at the option of SMC, at any time on or before May 17, 2023 to acquire all, but not less than all, of the shares of Class A common stock subject to the warrant. In March 2018 we entered into a warrant exercise agreement with ACM Shanghai and SMC pursuant to which SMC exercised the SMC warrant in full by issuance to us of a senior secured promissory note in the principal amount of $3.0 million. We transferred the SMC note to ACM Shanghai, in exchange for an intercompany promissory note issued by ACM Shanghai to us in the principal amount of $3.0 million. Each of the two notes bears interest at a rate of 3.01% per annum and matures on August 17, 2023. As security for its performance of its obligations under its note, SMC granted to ACM Shanghai a security interest in the 397,502 shares of Class A common stock issued to SMC upon its exercise of the warrant.

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

IPO and Concurrent Private Placements. In November 2017 we issued 2,233,000 shares of Class A common stock and received net proceeds of $11.7 million from our initial public offering, or the IPO, and concurrently we issued an additional 1,333,334 shares of Class A common stock through a private placement for net proceeds of $7.1 million.

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

PRC Government Research and Development Funding

ACM Shanghai has received four grants from local and central governmental authorities in the PRC. The first grant, which was awarded in 2008, relates to the development and commercialization of 65nm to 45nm stress-free polishing technology. The second grant was awarded in 2009 to fund interest expense on short-term borrowings. The third was made in 2014 and relates to the development of electro copper-plating technology and the fourth one was made in 2018 and related to the development of polytetrafluoroethylene. PRC governmental authorities provide the majority of the funding, although ACM Shanghai is also required to invest certain amounts in the projects.

The PRC governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $424,000 in the first six months of 2018, compared to $2.1 million in the first six months of 2017.

●
Government subsidies for interest on short-term borrowings are reported as reductions of interest expense in the periods the interest is accrued. We had no such reductions of interest expense in the first six months of 2018 or the first six months of 2017.

●
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled $75,000 in the first six months of 2018 and $65,000 in the first six months of 2017.

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

The following table reconciles net income (loss), the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Adjusted EBITDA Data:
Net income (loss) attributable to ACM Research, Inc.	$435	$(2,747)
Interest expense, net	235	159
Income tax expense	186	749
Depreciation and amortization	173	118
Stock-based compensation	2,360	1,348
Adjusted EBITDA	$3,389	$(373)

Adjusted EBITDA in the first six months of 2018, as compared with the comparable period in 2017, reflected an increase of $3.2 million in net operations and a $1.0 million increase in stock based compensation offset by decrease of $563,000 in income tax expense. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Key Components of Results of Operations—PRC Government Research and Development Funding.”

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Free Cash Flow Data:
Net cash (used in) provided by operating activities	$(4,118)	$2,983
Purchase of property and equipment	(882)	(26)
Purchase of intangible assets	(157)	(36)
Free cash flow	$(5,157)	$2,921

Free cash flow in the first six months of 2018, as compared with the comparable period in 2017, reflected the factors driving net cash used in operating activities, principally increase in net income, accounts payables, stock-based compensation expense, and customer advance payment offset by increases in accounts receivable, inventory and prepaid expenses. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

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

	Three Months Ended June 30,
	2018			2017
	Actual(GAAP)	SBC	Adjusted(Non-GAAP)	Actual(GAAP)	SBC	Adjusted(Non-GAAP)
	(in thousands)
Adjusted Operating Income (Loss):
Revenue	$20,873	$-	$20,873	$8,763	$-	$8,763
Cost of revenue	(12,149)	(11)	(12,138)	(5,312)	(5)	(5,307)
Gross profit	8,724	(11)	8,735	3,451	(5)	3,456
Operating expenses:
Sales and marketing	(2,682)	(39)	(2,643)	(1,420)	(13)	(1,407)
Research and development	(2,419)	(40)	(2,379)	(939)	(13)	(926)
General and administrative	(1,292)	(94)	(1,198)	(1,294)	(483)	(811)
Income (loss) from operations	$2,331	$(184)	$2,515	$(202)	$(514)	$312

Adjusted operating income for the first three months ended on June 30, 2018, as compared with the comparable period in 2017, reflected a $330,000 decrease in stock-based compensation expense.

	Six Months Ended June 30,
	2018			2017
	Actual(GAAP)	SBC	Adjusted(Non-GAAP)	Actual(GAAP)	SBC	Adjusted(Non-GAAP)
	(in thousands)
Adjusted Operating Income (Loss):
Revenue	$30,616	$-	$30,616	$14,423	$-	$14,423
Cost of revenue	(16,770)	(19)	(16,751)	(8,570)	(10)	(8,560)
Gross profit	13,846	(19)	13,865	5,853	(10)	5,863
Operating expenses:
Sales and marketing	(4,537)	(73)	(4,464)	(2,583)	(18)	(2,565)
Research and development	(3,960)	(67)	(3,893)	(1,867)	(26)	(1,841)
General and administrative	(4,922)	(2,201)	(2,721)	(3,158)	(1,294)	(1,864)
Income (loss) from operations	$427	$(2,360)	$2,787	$(1,755)	$(1,348)	$(407)

Adjusted operating loss in the first six months of 2018, as compared with the comparable period in 2017, reflected an increase of $1.0 million in stock-based compensation expense

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. There were no significant changes in our critical accounting estimates during the first six months of 2018 to augment the critical accounting estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report, except we note that:

●
Revenue Recognition: Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board regarding the recognition, presentation and disclosure of revenue in our financial statements. Adoption of this new revenue standard did not impact our financials presented previously. We recognize revenue when control of the promised goods or services is transferred to our customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For additional information with respect to ASC Topic 606, please see “Recent Accounting Pronouncements ─ Recently Adopted Accounting Pronouncements’ in note 2 to our condensed consolidated financial statements included elsewhere in this report.

●
Stock-Based Compensation: Please see note 14 to our condensed consolidated financial statements included elsewhere in this report for, among other things, a presentation of weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants made during the first six months of 2018.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.2	60.6	54.8	59.4
Gross margin	41.8	39.4	45.2	40.6
Operating expenses:
Sales and marketing	12.8	16.2	14.8	17.9
Research and development	11.6	10.7	12.9	2.9
General and administrative	6.2	14.8	16.1	21.9
Total operating expenses, net	30.6	41.7	43.8	52.7
Income (loss) from operations	11.2	(2.3)	1.4	(12.1)
Interest expense, net	(0.6)	(1.0)	(0.7)	(1.1)
Other income (expense), net	5.1	(2.6)	1.0	(2.0)
Equity income in net income of affiliates	0.6	-	0.4	-
Income (loss) before income taxes	16.3	(5.9)	2.1	(15.3)
Income tax (expense) benefit	(0.8)	0.4	(0.6)	(5.2)
Net income (loss)	15.4	(5.5)	1.5	(20.5)
Less: Net income (loss) attributable to non-controlling interests	-	2.0	-	(1.4)
Net income( loss) attributable to ACM Research, Inc.	15.5%	(7.5%)	1.5%	(19.0%)

Comparison of Three Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended June 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Revenue	$20,873	$8,763	138.2%

The increase in revenue of $12.1 million in the three months ended June 30, 2018 as compared to the same period in 2017 reflected increases in revenue from existing customers of $11.9 million from single-wafer cleaning equipment and $190,000 from service and parts. The revenue increase reflected an increased volume of tools shipped, coupled with higher selling prices associated with the equipment sold.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		% Change
	2018	2017	2017 v 2018
	(dollars in thousands)
Cost of revenue	$12,149	$5,312	128.7%
Gross profit	8,724	3,451	152.8
Gross margin	41.8%	39.4%	2.4

Cost of revenue increased $6.8 million and gross profit increased $5.3 million from the three months ended June 30, 2018 to the comparable period in 2017, primarily due to better absorption of fixed costs due to higher product sales. Gross margin increased 2.4%, primarily due to a sales mix that included a greater number and percentage of the higher-margin SAPS tools and to improved manufacturing efficiency.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended June 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Sales and marketing expense	$2,682	$1,420	88.9%
Research and development expense	2,419	939	157.6
General and administrative expense	1,292	1,294	0.0
Total operating expenses	$6,393	$3,653	75.0

Sales and marketing expense increased $1.3 million in the three months ended June 30, 2018, as compared to the corresponding period in 2017, primarily due to increases in personnel costs and sales commissions. Sales and marketing expense consists primarily of:

●
compensation of personnel associated with pre and aftersales support and other sales and marketing activities, including stock based compensation;

●
sales commissions paid to independent sales representatives;

●
fees paid to sales consultants;

●
shipping and handling costs for transportation of products to customers;

●
cost of trade shows;

●
travel and entertainment; and

●
allocated overhead for rent and utilities.
Research and development expense increased $1.5 million in the three months ended June 30, 2018 as compared to the corresponding period in 2017, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 11.6% and 10.7% of our revenue in the three months ended June 30, 2018 and 2017, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $2.6 million, or 12.5% of revenue, in the three months ended June 30, 2018 and $2.1 million, or 23.61% of revenue, in the three months ended June 30, 2017. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

●
compensation of personnel associated with our research and development activities, including stock based compensation;

●
costs of components and other research and development supplies;

●
travel expense associated with customer support;

●
amortization of costs of software used for research and development purposes; and

●
allocated overhead for rent and utilities.

General and administrative expense decreased insignificantly in the three months ended June 30, 2018 as compared to the corresponding period in 2017, principally resulting from a $0.3 million decrease in stock based compensation expenses offset by the increase of expenses in the second quarter of 2017 we incurred as a result of the IPO. General and administrative expense consists primarily of:

●
compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stockbased compensation;

●
professional fees, including accounting and legal fees;

●
other corporate expenses; and

●
allocated overhead for rent and utilities.

We expect that, for the foreseeable future, general and administrative expenses will increase in absolute dollars, as we incur additional costs associated with growing our business and operating as a public company

Other Income and Expenses

	Three Months Ended June 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Interest expense, net	$(135)	$(83)	62.7%
Other income (expense), net	1,066	(228)	(567.5)

Interest expense consists of interest incurred from outstanding short-term borrowings. Interest expense increased by $52,000 in the three months ended June 30, 2018 from $83,000 in the three months ended June 30, 2017, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in the three months ended June 30, 2018 and 2017.

Non-operating income (expense), net primarily reflects (a) gains or losses recognized from the effect of exchange rates on our foreign currency-denominated asset and liability balances and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Current:
U.S. federal	$-	$-
U.S. state		-
Foreign	(164)	-
Total current income tax benefit (expense)	(164)	-
Deferred:
U.S. federal	-	-
U.S. state
Foreign	-	32
Total deferred income benefit (expense)	-	32
Total current income tax benefit (expense)	$(164)	$32

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

As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in the first six months of 2018. The accounting for the tax effects of the Tax Act will be completed later in 2018.

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

Comparison of Six Months Ended June 30, 2018 and 2017

Revenue

	Six Months Ended June 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Revenue	$30,616	$14,423	112.3%

The increase in revenue of $16.2 million in the six months ended June 30, 2018 reflected increases in revenue from single-wafer cleaning equipment of $15.8 million and $0.4 million from service and parts. We recognized revenue from sales of single-wafer wet cleaning equipment totaling $30.0 million, or 98.0% of total revenue, for the first six months of 2018 and $14.2 million, or 98.5% of total revenue, for the first six months of 2017. The increases are from our existing customers.

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

All of our sales in 2017 and the first six months of 2018 were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Cost of revenue	$16,770	$8,570	95.7%
Gross profit	$13,846	$5,853	136.6
Gross margin	45.2%	40.6%	4.6

Cost of revenue increased $8.2 million, and gross profit increased $8 million, from the six months ended June 30, 2018 to the comparable period in 2017. Gross margin increased 5%, primarily due to the sale of higher-margin SAPS tools and manufacturing efficiency compared to the corresponding period in 2017.

Operating Expenses

	Six Months Ended June 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Sales and marketing expense	$4,537	$2,583	75.7%
Research and development expense	3,960	1,867	112.1
General and administrative expense	4,922	3,158	55.9
Total operating expenses	$13,419	$7,608	76.4

Sales and marketing expense increased $2 million the six months ended June 30, 2018 as compared to the corresponding period in 2017, primarily due to increases in service expenses, personnel costs and sales commissions. Sales and marketing expense consists primarily of:

●
compensation of personnel associated with pre and aftersales support and other sales and marketing activities, including stock based compensation;

●
sales commissions paid to independent sales representatives;

●
fees paid to sales consultants;

●
shipping and handling costs for transportation of products to customers;

●
cost of trade shows;

●
travel and entertainment; and

●
allocated overhead for rent and utilities.
Research and development expense increased $2.1 million in the six months ended June 30, 2018 as compared to the corresponding period in 2017, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 12.9% of our revenue in the first half of each of 2018 and 2017. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $4.4 million, or 14.2% of revenue, in the six months ended June 30, 2018 and $3.9 million, or 27.38% of revenue, in the six months ended June 30, 2017. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

●
compensation of personnel associated with our research and development activities, including stock based compensation;

●
costs of components and other research and development supplies;

●
travel expense associated with customer support;

●
amortization of costs of software used for research and development purposes; and

●
allocated overhead for rent and utilities.

General and administrative expense increased $1.8 million in the six months ended June 30, 2018 as compared to the corresponding period in 2017, principally resulting from a $1.0 million increase in stock based compensation expenses and from expenses associated with being a publicly traded company. General and administrative expense consists primarily of:

●
compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stockbased compensation;

●
professional fees, including accounting and legal fees;

●
other corporate expenses; and

●
allocated overhead for rent and utilities.

Other Income and Expenses

	Six Months Ended June 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Interest expense, net	$(235)	$(159)	48%
Other income (expense), net	311	(292)	(206.5)

Interest expense consists of interest incurred from outstanding short-term borrowings. Interest expense increased by $76,000 in the six months ended June 30, 2018 from $159,000 in the six months ended June 30, 2017, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in the six months ended June 30, 2018 and 2017.

Non-operating income (expense), net primarily reflects (a) gains or losses recognized from the effect of exchange rates on our foreign currency-denominated asset and liability balances and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Current:
U.S. federal	$-	$-
U.S. state		-
Foreign	(186)	-
Total current income tax benefit (expense)	(186)	-
Deferred:
U.S. federal		-
U.S. state
Foreign		(749)
Total deferred income benefit (expense)	-	(749)
Total current income tax benefit (expense)	$(186)	$(749)

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

As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in the first six months of 2018. The accounting for the tax effects of the Tax Act will be completed later in 2018.

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

Liquidity and Capital Resources

During the first six months of 2018, we funded our technology development and operations principally through application of proceeds from the IPO and concurrent private placements in November 2017 and, to a lesser extent, from short-term borrowings by ACM Shanghai from local financial institutions. During the six month period, our operations used cash flow of $4.1 million and we did not receive any research and development grants from local and central PRC governmental authorities.

We believe our existing cash and cash equivalents (including our net proceeds of the IPO and the concurrent private placements), our cash flow from operating activities, and short-term bank borrowings by ACM Shanghai will be sufficient to meet our anticipated cash needs for at least the next twelve months. We do not expect that our anticipated cash needs for the next twelve months will require our receipt of any PRC government subsidies. Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, and the timing of investment in our research and development as well as sales and marketing. To the extent our cash and cash equivalents, cash flow from operating activities and short-term bank borrowings are insufficient to fund our future activities in accordance with our strategic plan, we may determine to raise additional funds through public or private debt or equity financings or additional bank credit arrangements. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is necessary or desirable, we may not be able to obtain bank credit arrangements or to affect an equity or debt financing on terms acceptable to us or at all.

Sources of Funds

Equity and Equity-Related Securities. During the first six months of 2018, we received proceeds of $62,000 from sales of common stock pursuant to option exercises.

Indebtedness. ACM Shanghai is a party to lines of credit with four banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at June 30,2018
				(in thousands)
Bank of China Pudong Branch	August 2017	September 2018	5.69%	RMB30,000	RMB20,000
				$4,533	$3,022
Bank of Shanghai Pudong Branch	August 2017	September 2018	5.66	RMB50,000	RM20,773
				$7,800	$3,133
Shanghai Rural Commercial Bank	November 2017	November 2018	5.44	RMB15,000	RM15,000
		-January 2019		$2,266	$2,266
Bank of Communications	November 2017	December 2018	5.66	RMB10,000	RMB10,000
				$1,511	$1,511
				RMB105,000	RMB65,733
				$16,110	$9,932
(1)
Converted from RMB to dollars as of June 30, 2018.

All of the amounts owing under the line of credit with Bank of China Pudong Branch are secured by ACM Shanghai’s intellectual property and guaranteed by David Wang, our Chair of the Board, Chief Executive Officer and President. All of the amounts owing under the lines of credit with Bank of Shanghai Pudong Branch are guaranteed by Dr. Wang. All of the amounts owing under the line of credit with Shanghai Rural Commercial Bank are secured by accounts receivable and guaranteed by Dr. Wang.

Working Capital

The following table sets forth selected working capital information:

June 30, 2018

Cash and cash equivalents	$17,435
Accounts receivable, less allowance for doubtful amounts	33,289
Inventory	27,531
Total selected working capital	$78,255

Our cash and cash equivalents at June 30, 2018 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends.

We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

Uses of Funds

Cash Flow for Operating Activities. Our operations used cash flow of $4.1 million in the first six months of 2018. Our cash flow from operating activities is influenced by (a) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (b) increases in the number of customers using our products and services, and (c) the amount and timing of payments by customers.

Capital Expenditures. We estimate that our capital expenditures in 2018 will total $2.5 million. We entered certain capital purchase contracts related to future capital expenditures. During the six months ended June 30, 2018, we incurred $1.0 million of capital expenditures and had unpaid capital commitment of $759,000 as of June 30, 2018.

Contractual Obligations and Requirements. Our contractual obligations and other commercial commitments are summarized in the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Requirements” in our Annual Report. Other than changes that occurred in the ordinary course of business, we had no material changes to our contractual obligations reported in our Annual Report during the first six months of 2018. For additional discussion, see note 16 to our condensed consolidated financial statements included elsewhere in this report.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that they will materially affect our business in the foreseeable future. Any impact of inflation on cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the price of our product offerings.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, except the operating lease commitment disclosed in the unaudited condensed consolidated financial statements.

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

Interest Rate Risk

At June 30, 2018, we had unrestricted cash and cash equivalents totaling $17.4 million. These amounts were held for working capital purposes and were held primarily in checking accounts of various banks. We believe we do not have any material exposure to changes in our cash balance as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, and due to the material weakness in our internal control over financial reporting described in “Item 1A. Risk Factors—Our management and auditors identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements that could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock” in our Annual Report, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were not effective during the six months ended June 30, 2018, as discussed below.

Changes in Internal Control over Financial Reporting and Remediation Efforts

During the six months ended June 30, 2018, no changes, other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

In the six months ended June 30, 2018, we hired additional accounting and finance personnel and engaged outside consulting firms in order to improve our internal control over the financial reporting process. We will continue to monitor the effectiveness of our internal control over financial reporting and will seek to employ any additional tools and resources deemed necessary to enhance our internal control over financial reporting.

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

To date we have applied $10 million of the IPO proceeds to purchase inventory and an additional $2.5 million in the ordinary course of business operations.

Item 6. Exhibits

The following exhibits are being filed as part of this report:

Exhibit Number	Description

10.01	Lease Agreement dated April 26, 2018, between ACM Research (Shanghai), Inc. and Zhangjiang Group, Ltd.
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.

Date: August 9, 2018	By:	/s/ Lisa Feng
Lisa Feng
Interim Chief Financial Officer, Chief Accounting Officer and Treasurer