Form 10-Q/A
period 2018-03-31
ACM Research, Inc.
filed 2018-10-15
CIK 1680062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 001-38273

ACM Research, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3290283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. EmployerIdentification No.)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A, or this Amendment, to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed with the Securities and Exchange Commission on May 14, 2018, or the Original Form 10-Q. This Amendment is being filed solely for the purpose of filing Exhibits 10.05 and 10.06. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.01 and 31.02 to this Amendment. We are not including new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as no financial statements are being filed with this Amendment.

Accordingly, this Amendment consists of only the facing page, this explanatory note, Item 6 of Part II, “Exhibits,” and Exhibits 10.05, 10.06, 31.01 and 31.02 hereto. This Amendment is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures or exhibits in any way, other than as required to reflect the filing of Exhibits 10.05 and 10.06.

Item 6. Exhibits

Exhibit Number	Description
10.01*	Advisory Board Agreement dated May 1, 2016 by and between ACM Research, Inc. and Chenming Hu
10.02*	Warrant Exercise Agreement dated March 30, 2018 by and among ACM Research, Inc., ACM Research (Shanghai), Inc., and Shengxin (Shanghai) Management Consulting Limited Partnership
10.03*	Senior Secured Promissory Note dated March 30, 2018 issued by Shengxin (Shanghai) Management Consulting Limited Partnership to ACM Research (Shanghai), Inc.
10.04*	Intercompany Promissory Note dated March 30, 2018 issued by ACM Research (Shanghai), Inc. to ACM Research, Inc.
10.05	Lease Agreement dated January 18, 2018 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd.
10.06	Lease Amendment dated February 28, 2018 between ACM Research, Inc. and D&J Construction, Inc.
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed previously.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM Research, Inc.

Dated: October15, 2018
By:
/s/ David H. Wang
David H. Wang
Chief Executive Officer and President