Form 10-Q/A
period 2018-06-30
ACM Research, Inc.
filed 2018-10-15
CIK 1680062

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A, or this Amendment, to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, as filed with the Securities and Exchange Commission on August 9, 2018, or the Original Form 10-Q. This Amendment is being filed solely for the purpose of filing Exhibit 10.01. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.01 and 31.02 to this Amendment. We are not including new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as no financial statements are being filed with this Amendment.

Accordingly, this Amendment consists of only the facing page, this explanatory note, Item 6 of Part II, “Exhibits,” and Exhibits 10.01, 31.01 and 31.02 hereto. This Amendment is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures or exhibits in any way, other than as required to reflect the filing of Exhibit 10.01.

Item 6. Exhibits

Exhibit Number	Description
10.01	Lease Agreement dated April 26, 2018, between ACM Research (Shanghai), Inc. and Shanghai Zhangjiang Group Co., Ltd.
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed previously.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM Research, Inc.

Dated: October 15, 2018
By:
/s/ David H. Wang
David H. Wang
Chief Executive Officer and President