Form 10-Q
period 2018-09-30
ACM Research, Inc.
filed 2018-11-14
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	14,085,315 shares outstanding as of November 9, 2018
Class B Common Stock, $0.0001 par value	1,918,423 shares outstanding as of November 9, 2018

We conduct our business operations principally through ACM Research (Shanghai), Inc., or ACM Shanghai, a subsidiary of ACM Research, Inc., or ACM Research. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. (including its predecessor prior to its redomestication from California to Delaware in November 2016) and its subsidiaries ( including ACM Shanghai), collectively.

SAPS, TEBO and ULTRA C are our trademarks. For convenience, these trademarks appear in this report without ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This report also contains other companies’ trademarks, registered marks and trade names, which are the property of those companies.

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

You should read this report, and the documents that we reference in this report and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$18,238	$17,681
Accounts receivable, less allowance for doubtful accounts of $0 as of September 30, 2018 and December 31, 2017 (note 3)	30,965	26,762
Other receivables	1,591	2,491
Inventories (note 4)	29,809	15,388
Prepaid expenses	2,142	546
Other current assets	32	46
Total current assets	82,777	62,914
Property, plant and equipment, net (note 5)	3,593	2,340
Intangible assets, net	300	106
Deferred tax assets (note 15)	1,230	1,294
Investment in affiliates, equity method (note 10)	1,472	1,237
Other long-term assets	41	-
Total assets	$89,413	$67,891
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	$10,163	$5,095
Warrant liability (note 8)	-	3,079
Accounts payable	11,991	7,419
Advances from customers	3,918	143
Income taxes payable	689	44
Other payables and accrued expenses (note 7)	8,090	6,037
Total current liabilities	34,851	21,817
Other long-term liabilities (note 9)	5,230	6,217
Total liabilities	40,081	28,034
Commitments and contingencies (note 16)
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 100,000,000 shares authorized as of September 30, 2018 and December 31, 2017. 14,070,065 shares issued and outstanding as of September 30, 2018 and 12,935,546 shares issued and outstanding as of December 31, 2017 (note 13)	1	1
Common stock – Class B, par value $0.0001: 7,303,533 shares authorized as of September 30, 2018 and December 31, 2017. 1,918,423 shares issued and outstanding as of September 30, 2018 and 2,409,738 shares issued and outstanding as of December 31, 2017 (note 13)	-	-
Additional paid in capital	55,959	49,695
Accumulated deficit	(5,673)	(9,961)
Accumulated other comprehensive income (loss)	(955)	122
Total stockholders’ equity	49,332	39,857
Total liabilities and stockholders’ equity	$89,413	$67,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
	(in thousands, except share and per share data)
Revenue	$23,179	$4,891	$53,795	$19,314
Cost of revenue	12,892	2,692	29,662	11,262
Gross profit	10,287	2,199	24,133	8,052
Operating expenses:
Sales and marketing	3,229	1,036	7,766	3,619
Research and development	2,264	1,209	6,224	3,076
General and administrative	1,390	1,264	6,312	4,422
Total operating expenses, net	6,883	3,509	20,302	11,117
Income (loss) from operations	3,404	(1,310)	3,831	(3,065)
Interest income	3	2	20	7
Interest expense	(112)	(33)	(364)	(197)
Other income (expense), net	902	(239)	1,213	(531)
Equity income in net income of affiliates	117	20	235	20
Income (loss) before income taxes	4,314	(1,560)	4,935	(3,766)
Income tax benefit (expense) (note 15)	(461)	278	(647)	(471)
Net income (loss)	3,853	(1,282)	4,288	(4,237)
Less: net loss attributable to non-controlling interests	-	(327)	-	(535)
Net income (loss) attributable to ACM Research, Inc.	$3,853	$(955)	$4,288	$(3,702)
Comprehensive income (loss)
Net income (loss)	3,853	(1,282)	4,288	(4,237)
Foreign currency translation adjustment	(746)	228	(1,077)	492
Comprehensive income (loss)	3,107	(1,054)	3,211	(3,745)
Less: Comprehensive loss attributable to non-controlling interests	-	(237)	-	(347)
Total comprehensive income (loss) attributable to ACM Research, Inc. (note 2)	$3,107	$(817)	$3,211	$(3,398)

Net income (loss) attributable to ACM Research, Inc. per common share (note 2):
Basic	$0.24	$(0.17)	$0.27	$(0.72)
Diluted	$0.21	$(0.17)	$0.24	$(0.72)

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	15,915,864	5,581,637	15,714,310	5,148,255
Diluted	18,169,807	5,581,637	17,816,101	5,148,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,288	$(4,237)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	380	183
Equity income in net income of affiliates	(235)	(20)
Deferred income taxes	-	491
Stock-based compensation	2,771	1,692
Net changes in operating assets and liabilities:
Restricted cash	-	(433)
Accounts receivable	(5,526)	966
Other receivables	781	(170)
Inventory	(15,157)	(5,933)
Prepaid expenses	(1,653)	(20)
Other current assets	12	(836)
Accounts payable	5,165	3,242
Advances from customers	3,818	(180)
Income tax payable	645	-
Other payables and accrued expenses	2,658	1,099
Other long-term liabilities	(680)	(505)
Net cash used in operating activities	(2,733)	(4,661)

Cash flows from investing activities:
Purchase of property and equipment	(1,598)	(149)
Purchase of intangible assets	(350)	(37)
Loan to related party	-	(946)
Purchase of non-controlling interest	-	(6,154)
Purchase of intangible assets	-	(1,200)
Net cash used in investing activities	(1,948)	(8,486)

Cash flows from financing activities:
Proceeds from short-term borrowings	13,065	8,153
Repayments of short-term borrowings	(7,962)	(9,643)
Proceeds from stock option exercise to common stock	511	396
Proceeds from issuance of Series F preferred stock	-	5,800
Proceeds from issuance of common stock	-	15,300
Net cash provided by financing activities	5,614	20,006

Effect of exchange rate changes on cash and cash equivalents	$(376)	$96

Net increase in cash, cash equivalents, and restricted cash	$557	$6,955
Cash, cash equivalents, and restricted cash at beginning of period	17,681	10,119
Cash, cash equivalents and restricted cash at end of period	$18,238	$17,074

Supplemental disclosure of cash flow information:
Interest paid	$364	$196

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 1 – DESCRIPTION OF BUSINESS

ACM Research, Inc. (“ACM”) and its subsidiaries (collectively with ACM, the “Company”) develop, manufacture and sell single-wafer wet cleaning equipment used to improve the manufacturing process and yield for advanced integrated chips. The Company markets and sells its single-wafer wet-cleaning equipment, under the brand name “Ultra C,” based on the Company’s proprietary Space Alternated Phase Shift (“SAPS”) and Timely Energized Bubble Oscillation (“TEBO”) technologies. These tools are designed to remove random defects from a wafer surface efficiently, without damaging the wafer or its features, even at increasingly advanced process nodes.

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

In 2007 the Company began to focus its development efforts on single-wafer wet-cleaning solutions for the front-end chip fabrication process. The Company introduced its SAPS megasonic technology, which can be applied in wet wafer cleaning at numerous steps during the chip fabrication process, in 2009. It introduced its TEBO technology, which can be applied at numerous steps during the fabrication of small node two-dimensional conventional and three-dimensional patterned wafers, in March 2016. The Company has designed its equipment models for SAPS and TEBO solutions using a modular configuration that enables it to create a wet-cleaning tool meeting the specific requirements of a customer, while using pre-existing designs for chamber, electrical, chemical delivery and other modules. In August 2018, the Company introduced its Ultra-C Tahoe wafer cleaning tool, which can deliver high cleaning performance with significantly less sulfuric acid than typically consumed by conventional high-temperature single-wafer cleaning tools. The Company also offers a range of custom-made equipment, including cleaners, coaters and developers, to back-end wafer assembly and packaging factories, principally in the PRC.

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

In August 2017 ACM purchased 18.77% of ACM Shanghai’s equity interests held by Shanghai Science and Technology Venture Capital Co., Ltd. On November 8, 2017, ACM purchased the remaining 18.36% of ACM Shanghai’s equity interest held by third parties, Shanghai Pudong High-Tech Investment Co., Ltd. (“PDHTI”) and Shanghai Zhangjiang Science & Technology Venture Capital Co., Ltd. (“ZSTVC”). At December 31, 2017, ACM owned all of the outstanding equity interests of ACM Shanghai, and indirectly through ACM Shanghai, owned all of the outstanding equity interests of ACM Wuxi.

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

On November 2, 2017, the Registration Statement on Form S-1 (File No. 333- 220451) for ACM’s initial public offering of Class A common stock (the “IPO”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”). Shares of Class A common stock began trading on the Nasdaq Global Market on November 3, 2017, and the closing for the IPO was held on November 7, 2017.

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements herein. The unaudited condensed consolidated financial statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2018 and the results of operations for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenue and expenses during the reported period in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for the valuation and recognition of stock-based compensation arrangements and warrant liability, realization of deferred tax assets, assessment for impairment of long-lived assets, allowance for doubtful accounts, inventory valuation for excess and obsolete inventories, lower of cost and market value or net realizable value of inventories, depreciable lives of property and equipment, and useful life of intangible assets. Management of the Company believes that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ materially from those estimates.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Basic and Diluted Net Income (Loss) Attributable to ACM per Common Share

Basic and diluted net income (loss) attributable to ACM per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$3,853	$(1,282)	$4,288	$(4,237)
Net income (loss) attributable to non-controlling interest	-	(327)	-	(535)
Net income (loss) attributable to ACM, basic and diluted	3,853	(955)	4,288	(3,702)
Denominator:
Weighted average shares outstanding, basic	15,915,864	5,581,637	15,714,310	5,148,255
Effect of dilutive securities	2,253,943	-	2,101,791	-
Weighted average shares outstanding, diluted	18,169,807	5,581,637	17,816,101	5,148,255
Net income (loss) attributable to ACM per common share:
Basic	$0.24	$(0.17)	$0.27	$(0.72)
Diluted	$0.21	$(0.17)	$0.24	$(0.72)

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three and nine months ended September 30, 2018 and 2017, the net income (loss) per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income (loss) and in the above computation of net income (loss) per common share.

Diluted net income (loss) per common share reflects the potential dilution from securities that could share in ACM’s earnings. ACM’s potential dilutive securities consist of convertible preferred stocks, warrants and stock options for the three and nine months ended September 30, 2018 and 2017. Certain potential dilutive securities were excluded from the net income (loss) per share calculation because the impact would be anti-dilutive.

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

The unit of account for revenue recognition is a performance obligation (a good or service). A contract may contain one or more performance obligations. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise performance obligations are combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct.Promises in contracts which do not result in the transfer of a good or service are not performance obligations, as well as those promises that are administrative in nature, or are immaterial in the context of the contract. The Company has addressed whether various goods and services promised to the customer represent distinct performance obligations. The Company applied the guidance of ASC Topic 606-10-25-16 through 18 in order to verify which promises should be assessed for classification as distinct performance obligations. The Company’s contracts with customers include more than one performance obligation. For example, the delivery of a piece of equipment generally includes the promise to install the equipment in the customer’s facility. The Company’s performance obligations in connection with a sale of equipment generally include production, delivery and installation, together with the provision of a warranty.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. ASU 2018 07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under the New Revenue Standard. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. The Company is evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts receivable	$30,965	$26,762
Less: Allowance for doubtful accounts	-	-
Total	$30,965	$26,762

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at September 30, 2018 or December 31, 2017. At September 30, 2018 and December 31, 2017, accounts receivable of $2,181 and $1,805, respectively, were pledged as collateral for borrowings from financial institutions.

NOTE 4 – INVENTORIES

At September 30, 2018 and December 31, 2017, inventory consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$11,255	$6,181
Work in process	8,452	4,328
Finished goods	10,102	4,879
Total inventory, gross	29,809	15,388
Inventory reserve	-	-
Total inventory, net	$29,809	$15,388

At September 30, 2018 and December 31, 2017, the Company did not have an inventory reserve and no inventory was pledged as collateral for borrowings from financial institutions. System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At September 30, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Manufacturing equipment	$9,588	$9,660
Office equipment	501	463
Transportation equipment	193	203
Leasehold improvement	236	277
Total cost	10,518	10,603
Less: Total accumulated depreciation	(8,035)	(8,263)
Construction in progress	1,110	-
Total property, plant and equipment, net	$3,593	$2,340

Depreciation expense was $84 and $55 for the three months ended September 30, 2018 and 2017, respectively, and $257 and $162 for the nine months ended September 30, 2018 and 2017, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 6 – SHORT-TERM BORROWINGS

At September 30, 2018 and December 31, 2017, short-term borrowings consisted of the following:

	September 30, 2018	December 31, 2017
Line of credit up to $30 million RMB from Bank of China Pudong Branch, due on March 5, 2018 with annual interest rate of 5.69%, secured by certain of the Company’s intellectual property and fully repaid on March 5, 2018.	$-	$2,219
Line of credit up to $30 million RMB from Bank of China Pudong Branch, due on March 13, 2019 with annual interest rate of 5.22%, secured by certain of the Company’s intellectual property and the Company’s CEO.	1,454	-
Line of credit up to $30 million RMB from Bank of China Pudong Branch, due on March 27, 2019 with annual interest rate of 5.22%, secured by certain of the Company’s intellectual property and the Company’s CEO.	1,454	-
Line of credit up to $25 million RMB from Bank of Shanghai Pudong Branch, due on various dates of October 2018 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and fully repaid on May 8, 2018.	-	2,111
Line of credit up to $50 million RMB from Bank of Shanghai Pudong Branch, due on April 17, 2019 with an annual interest rate of 4.99%, guaranteed by the Company’s CEO.	3,135	-
Line of credit up to $50 million RMB from Bank of Shanghai Pudong Branch, due on February 14, 2019 with an annual interest rate of 5.15%, guaranteed by the Company’s CEO.	485	-
Line of credit up to $5 million RMB from Shanghai Rural Commercial Bank, due on November 21, 2018 with an annual interest rate of 5.44%, guaranteed by the Company’s CEO and pledged by accounts receivable.	727	765
Line of credit up to $10 million RMB from Shanghai Rural Commercial Bank, due on January 23, 2019 with an annual interest rate of 5.44%, guaranteed by the Company’s CEO and pledged by accounts receivable.	1,454	-
Line of credit up to $10 million RMB from Bank of Communications, due on December 28, 2018 with an annual interest rate of 5.66%.	1,454	-
Total	$10,163	$5,095

Interest expense related to short-term borrowings amounted to $112 and $33 for the three months ended September 30, 2018 and 2017, respectively, and $364 and $196, for the nine months ended September 30, 2018 and 2017, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At September 30, 2018 and December 31, 2017, other payable and accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Lease expenses and payable for leasehold improvement due to a related party (note 11)	$-	$2,024
Accrued commissions	2,466	836
Accrued warranty	1,581	839
Accrued payroll	444	745
Accrued professional fees	113	60
Accrued machine testing fees	1,793	684
Others	1,693	849
Total	$8,090	$6,037

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

 On March 30, 2018, ACM entered into a warrant exercise agreement with ACM Shanghai and SMC pursuant to which SMC exercised its warrant in full by issuing to ACM a senior secured promissory note in the principal amount of approximately $3,000. ACM then transferred the SMC note to ACM Shanghai in exchange for an intercompany promissory note of ACM Shanghai in the principal amount of approximately $3,000. Each of the two notes bears interest at a rate of 3.01% per annum and matures on August 17, 2023. As security for its performance of its obligations under its note, SMC granted to ACM Shanghai a security interest in the 397,502 shares of Class A common stock issued to SMC upon its exercise of the warrant. Upon the issuance of 397,502 shares of Class A common stock to SMC, the senior secured promissory note issued to AMC by SMC was offset against the SMC investment.

NOTE 9 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. As of September 30, 2018, and December 31, 2017, other long-term liabilities consisted of the following unearned government subsidies:

	September 30, 2018	December 31, 2017
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,538	$1,952
Subsidies to Electro Copper Plating project, commenced in 2014	3,504	4,265
Subsidies to Polytetrafluoroethylene, commenced in 2018	188	-
Total	$5,230	$6,217

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

NOTE 11– RELATED PARTY BALANCES AND TRANSACTIONS

On August 18, 2017, ACM and Ninebell, its equity method investment affiliate (note 10), entered into a loan agreement pursuant to which ACM made an interest-free loan of $946 to Ninebell, payable in 180 days or automatically extended another 180 days if in default. The loan was secured by a pledge of Ninebell’s accounts receivable due from ACM and all money that Ninebell received from ACM. Ninebell repaid the loan in March 2018. ACM purchased materials from Ninebell amounting to $2,529 and $807 during the three months ended September 30, 2018 and 2017, and $5,364 and $2,624 during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, accounts payable due to Ninebell were $1,539 and $2,123, respectively, and prepaid to Ninebell for material purchases were $1,049 and $229, respectively.

In 2007 ACM Shanghai entered into an operating lease agreement with Shanghai Zhangjiang Group Co., Ltd. (“Zhangjiang Group”) to lease manufacturing and office space located in Shanghai, China. An affiliate of Zhangjiang Group holds 787,098 shares of Class A common stock that it acquired in September 2017 for $5,903. Pursuant to the lease agreement, Zhangjiang Group provided $771 to ACM Shanghai for leasehold improvements. In September 2016 the lease agreement was amended to modify payment terms and extend the lease through December 31, 2017. From January 1 to April 25, 2018, ACM Shanghai leased the property on a month-to-month basis. On April 26, 2018, ACM Shanghai entered into a renewed lease with Zhangjiang Group for the period from January 1, 2018 through December 31, 2022. Under the lease, ACM Shanghai would pay a monthly rental fee of approximately RMB 366 (equivalent to $55). The required security deposit is RMB 1,077 (equivalent to $163). The Company incurred leasing expenses under the lease agreement of $152 and $130 during the three months ended September 30, 2018 and 2017, respectively, and $471 and $451 during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, payables to Zhangjiang Group for lease expenses and leasehold improvements recorded as other payables and accrued expenses amounted to $0 and $2,024, respectively (note 7).

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

NOTE 12 – LEASES

ACM leases its administrative, research and development and manufacturing facilities under various operating leases. Future minimum lease payments under non-cancelable lease agreements as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
2018	$360	$50
2019	1,353	22
2020	1,331	-
2021	1,360	-
2022	1,395	-
Total	$5,799	$72

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Total lease expense was $443 and $140 for the three months ended September 30, 2018 and 2017, respectively, and $1,501 and $476 for the nine months ended September 30, 2018 and 2017, respectively.

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

At various dates during 2017, ACM issued 472,889 shares of Class A common stock upon options exercises by certain employees and non-employees. During the three months and nine months ended September 30, 2018, the Company issued 110,976 and 245,702 shares of Class A common stock, respectively, upon options exercises by certain employees and non-employees.

On March 30, 2018, SMC exercised its warrant (note 8) and purchased 397,502 shares of Class A common stock.

At September 30, 2018 and December 31, 2017, the number of shares of Class A common stock issued and outstanding was 14,070,065 and 12,935,546, respectively. At September 30, 2018 and December 31, 2017, the number of shares of Class B common stock issued and outstanding was 1,918,423 and 2,409,738, respectively. During the three months and nine months ended September 30, 2018, 1,750 and 491,315 shares of Class B common stock, respectively, were converted into Class A common stock.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 14– STOCK-BASED COMPENSATION

ACM’s stock-based compensation awards consisting of employee and non-employee awards were issued under the 1998 Stock Option Plan and 2016 Omnibus Incentive Plan and as standalone options.

Employee Awards

The following table summarizes the Company’s employee share option activities during the nine months ended September 30, 2018:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	2,045,616	$0.66	$2.46	7.57 years
Granted	745,700	1.52	8.12
Exercised	(146,398)	0.53	2.07
Expired	(4,312)	0.55	3.00
Forfeited	(114,475)	0.86	3.47
Outstanding at September 30, 2018	2,526,131	0.91	4.10	7.56 years
Vested and exercisable at September 30, 2018	1,232,799

During the three months ended September 30, 2018 and 2017, the Company recognized employee stock-based compensation expense of $195 and $72, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized employee stock-based compensation expense of $458 and $200, respectively. As of September 30, 2018 and December 31, 2017, $2,693 and $1,690, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 1.85 years and 1.77 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair values of each option granted to employees during the nine months ended September 30, 2018 were estimated on the grant dates using the Black-Scholes valuation model with the following assumptions. A total of 245,700 shares and 745,700 shares were granted to employees during the three month and nine month ended September 30, 2018, respectively.

Nine Months Ended September 30, 2018
Fair value of common share(1)	$5.31- 13.85
Expected term in years(2)	6.25
Volatility(3)	39.14%- 43.00%
Risk-free interest rate(4)	2.55%- 2.96%
Expected dividend(5)	0.00%

(1)
Exercise price is market close price of Class A common stock at grant dates.
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

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the nine months ended September 30, 2018:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	1,326,676	$0.78	2.52	7.54 years
Granted	-	-	-	-
Exercised	(99,304)	0.45	2.09	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2018	1,227,372	$0.78	2.55	6.86 years
Vested and exercisable at September 30, 2018	876,478

During the three months ended September 30, 2018 and 2017, the Company recognized non-employee stock-based compensation expense of $216 and $272, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized non-employee stock-based compensation expense of $2,313 and $1,492.

The fair value of each option granted to a non-employee during the nine months ended September 30, 2018 was calculated by application of the Black-Scholes valuation model with the following assumptions. No options were granted to any non-employee during the nine months ended September 30, 2018.

Nine Months Ended September 30, 2018
Fair value of common share(1)	$11.07
Expected term in years(2)	3.08-5.36
Volatility(3)	41.53-45.48%
Risk free interest rate(4)	2.39%-2.94%
Expected dividend(5)	0.00%
(1) Exercise price was market close price of Class A common stock at September 30, 2018.
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

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular the Company’s three-year historical cumulative losses, recent operating results and U.S. pre-tax loss for the nine months ended September 30, 2018, the Company recorded a valuation allowance against its U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, the Company will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets in the United States, as the realization of deferred tax assets is uncertain. ACM Shanghai has shown a three-year historical cumulative profit and has projections of future income. As a result, the Company maintained a partial consolidated valuation allowance for the three and nine months ended September 30, 2018 and December 31, 2017.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax expense of $461 and income tax benefit of $278 during the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded income tax expense of $647 and $471, respectively.

As of September 30, 2018, the Company's total unrecognized tax benefits were approximately $44, which would not affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the three and nine months ended September 30, 2018.

The Company files income tax returns in the United States, and state and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 2009 through December 31, 2017. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period. The Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially affect the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in the three and nine months ended September 30, 2018. The accounting for the tax effects of the Tax Act will be completed later in 2018.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 12 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of September 30, 2018, the Company was part to several contracts for construction of equipment and facilities. Total outstanding commitments under these contracts were $264 and $0 at September 30, 2018 and December 31, 2017, respectively. The Company expects to pay off all the balances within a year.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements. As of September 30, 2018, the Company did not have any legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report. The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section titled “Item 1A. Risk Factors” in Part II below.

Overview

We develop, manufacture and sell single-wafer wet cleaning equipment, which semiconductor manufacturers can use in numerous manufacturing steps to remove particles, contaminants and other random defects, and thereby improve product yield, in fabricating advanced integrated circuits, or chips. Our Ultra C equipment is designed to remove random defects from a wafer surface effectively, without damaging a wafer or its features, even at an increasingly advanced process node (the minimum line width on a chip) of 22 nanometers, or nm, or less. Our equipment is based on our innovative, proprietary Space Alternated Phase Shift, or SAPS, and Timely Energized Bubble Oscillation, or TEBO, technologies. We developed our proprietary technologies to enable manufacturers to produce chips that reach their ultimate physical limitations while maintaining product yield, which is the percentage of chips on a wafer that meet manufacturing specifications

We seek to market our wet processing equipment by establishing a referenceable base of leading logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this process will help us to penetrate the mature integrated circuit manufacturing markets and to build credibility with industry leaders. We have placed evaluation SAPS equipment with selected memory and logic chip customers since 2009 and recognized revenue from SAPS equipment since 2011. Using a similar “demo-to-sales” process, we began placing TEBO evaluation equipment with selected customers in 2016 and recognized revenue from our initial sale of TEBO equipment in December 2017. In August 2018, we introduced our Ultra-C Tahoe wafer cleaning tool, which can deliver high cleaning performance with significantly less sulfuric acid than typically consumed by conventional high-temperature single-wafer cleaning tools.

Our primary customers for single-wafer wet-cleaning equipment include: Semiconductor Manufacturing International Corporation, a leading foundry in the People’s Republic of China or PRC, Shanghai Huali Microelectronics Corporation, a leading PRC foundry, SK Hynix Inc., a leading Korean memory chip company, and Yangtze Memory Technologies Co., Ltd., a leading PRC memory chip company. As of September 30, 2018, we had delivered more than 50 single-wafer wet cleaning tools to customers since our inception, of which the majority of those tools had been accepted by customers, resulting in revenue to us, and the other remaining tools were awaiting customer acceptance for revenue recognition in future quarters should contractual conditions be met. We recognized revenue from sales of single-wafer wet cleaning equipment totaling $51.6 million, or 96.0% of total revenue, for the first nine months of 2018 and $14.8 million, or 76.6% of total revenue, for the first nine months of 2017.

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

We established our operational center in Shanghai in 2006 to help us establish and build relationships with chip manufacturers in China and throughout Asia. In addition to our SAPS, TEBO and Tahoe tools, we offer a range of custom-made wafer assembly and packaging equipment, such as coaters and developers, to wafer assembly and packaging factories, principally in the PRC.

Corporate Background

We incorporated in California in 1998 and redomesticated to Delaware in November 2016. Initially we focused on developing tools for semiconductor manufacturing process steps involving the integration of ultra-low-K materials and copper. In the early 2000s we sold tools based on stress-free copper-polishing technology.

In 2006 we moved our operational center to Shanghai, where we began to conduct our business through our subsidiary ACM Shanghai. This move was made to help us establish and build relationships with chip manufacturers in the PRC. In 2007 we began to focus our development efforts on single-wafer wet-cleaning solutions for the front-end chip fabrication process. In 2009 we introduced SAPS megasonic technology, which can be applied in wet wafer cleaning at numerous steps during the chip fabrication process. In 2016 we introduced TEBO technology, which can be applied at numerous steps during the fabrication of small node conventional two-dimensional and three-dimensional patterned wafers. In August 2018, we introduced the Ultra-C Tahoe wafer cleaning tool, which delivers high cleaning performance with significantly less sulfuric acid than typically consumed by conventional high temperature single-wafer cleaning tools.

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

In September 2018, we announced the grand opening of a second factory in the Pudong region of Shanghai. The new facility has a total of 50,000 square feet of available floor space. This is in addition to our first factory in the Pudong Region of Shanghai which has a total of 36,000 square feet of available floor space.

PRC Government Research and Development Funding

ACM Shanghai has received four grants from local and central governmental authorities in the PRC. The first grant, which was awarded in 2008, relates to the development and commercialization of 65nm to 45nm stress-free polishing technology. The second grant was awarded in 2009 to fund interest expense on short-term borrowings. The third grant was made in 2014 and relates to the development of electro copper-plating technology. The fourth grant was made in June 2018 and related to development of polytetrafluoroethylene. PRC governmental authorities provide the majority of the funding, although ACM Shanghai is also required to invest certain amounts in the projects.

The PRC governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $820,000 in the first nine months of 2018, compared to $2.8 million in the first nine months of 2017.

●
Government subsidies for interest on short-term borrowings are reported as reductions of interest expense in the periods the interest is accrued. We had no such reductions of interest expense in the first nine months of 2018 or the first nine months of 2017.

●
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled $109,000 in the first nine months of 2018 and $99,000 in the first nine months of 2017.

How We Evaluate Our Operations

We present information below with respect to four measures of financial performance:

●
We define “shipments” of tools to include (a) a “repeat” delivery to a customer of a type of tool that the customer has previously accepted, for which we recognize revenue upon delivery, and (b) a “first-time” delivery of a tool to a customer on an approval basis, for which we may recognize revenue in the future if contractual conditions are met and customer acceptance is received.

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

We have presented shipments, adjusted EBITDA, free cash flow and adjusted operating income (loss) because they are key measures used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe that these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA and adjusted operating income (loss) can provide useful measures for period-to-period comparisons of our core operating performance and that the exclusion of property and equipment purchases from operating cash flow can provide a usual means to gauge our capability to generate cash. Accordingly, we believe that these financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

Shipments, adjusted EBITDA, free cash flow and adjusted operating income (loss) are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP.

Shipments

Shipments during a quarter consist of two components:

●
A “repeat” shipment to a customer involves our delivery during the quarter of a type of tool that the customer has previously-accepted. Because a repeat delivery is not subject to customer acceptance, we recognize revenue from the sale of the tool when the tool is delivered and ownership of the tool is transferred to the customer.

●
A “first-tool” shipment to a customer involves our delivery during the quarter of a type of tool that the customer has not received and evaluated previously. A first-tool shipment can be made either to an existing customer that has not previously received and accepted that specific type of tool in the past ─ for example, a delivery of a SAPS V tool to a customer that previously had received only SAPS II tools ─ or to a new customer that has never purchased any type of tool from us. Because a first-tool shipment is subject to customer acceptance, no revenue is recorded in connection with the delivery of the tool. We may recognize revenue at a later date, subject to the customer’s acceptance of the tool upon the tool’s satisfaction of applicable contractual requirements.

The dollar amount attributable to a first-tool shipment equals the consideration we expect to recognize if any and all contractual requirements are satisfied and the customer accepts the tool. There are a number of limitations related to the use of shipments in evaluating our business, including that customers have significant discretion in determining whether to accept our tools and their decision not to accept delivered tools is likely to result in our inability to recognize revenue from the delivered tools.

Shipments in the three months ended September 30, 2018 totaled $32 million, versus $11 million in the three months ended September 30, 2017 and $21 million in the three months ended June 30, 2018. The higher level of shipments versus revenue for the three months ended September 30, 2018 resulted from first-time tool deliveries of SAPS single-wafer wet-cleaning tools and other advanced wafer processing tools, net of a first tool delivered in a prior quarter and accepted by the customer in the three months ended September 30, 2018. Shipments in the nine months ending September 30, 2018 totaled $63 million, versus $27 million in the nine months ended September 30, 2017.

As of September 30, 2018, we had delivered more than 50 single-wafer wet cleaning tools, principally SAPS tools, to customers since our inception. The majority of these tools had been accepted by customers, and we recognized revenue upon acceptance. Any first-tool shipment that has not yet been accepted by a customer is reflected, at cost, as finished goods inventory on our balance sheet. If and when the customer accepts the tool and ownership of the tool is transferred to the customer, we recognize revenue from the sale of the tool. Finished goods inventory was $10.1 million as of September 30, 2018, versus $5.5 million as of June 30, 2018 and $4.9 million as of December 31, 2017. The $4.6 million quarter-on-quarter increase in finished goods inventory reflected the increased costs associated with first tools delivered to customers during the three months ended September 30, 2018, less the cost associated with the previously delivered first tool for which revenue was recognized upon customer acceptance during the three months ended September 30, 2018.

We are beginning to report shipments because we believe quarterly shipment information may be useful to investors in understanding and evaluating our operating results and future prospects and in identifying underlying trends in our core operating performance. A first-tool shipment represents a critical step in our sales process, as we move a specific opportunity from high-level discussions, analysis and, in many cases, wafer testing in our clean room, to a more comprehensive customer evaluation phase. The customer receiving the first-tool shipment commits resources to confirm and validate the benefits of our technology in the customer’s own production environment. This commitment not only gives us confidence that we are closer to moving forward to a sale of the first-tool equipment, but also indicates that we should look to establish or expand our relationship with the customer in order to identify a a larger long-term business opportunity.

Adjusted EBITDA

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

The following table reconciles net income (loss), the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Nine Months Ended September 30,
	2018	2017
	（in thousands）
Adjusted EBITDA Data:
Net income (loss) attributable to ACM Research, Inc.	$4,288	$(3,702)
Interest expense, net	344	190
Income tax expense	647	471
Depreciation and amortization	380	183
Stock-based compensation	2,771	1,692
Adjusted EBITDA	$8,430	$(1,166)

Adjusted EBITDA in the nine months of 2018, as compared with the comparable period in 2017, reflected an increase of $7,990 in net operations, $154 in interest expense, $176 increase in income tax expense, $197 increase in depreciation and amortization, and $1,079 increase in stock-based compensation expense. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Key Components of Results of Operations—PRC Government Research and Development Funding.”

Free Cash Flow

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Nine Months Ended September 30,
	2018	2017
	（in thousands）
Free Cash Flow Data:
Net cash used in by operating activities	$(2,733)	$(4,661)
Purchase of property and equipment	(1,598)	(149)
Purchase of intangible assets	(350)	(37)
Free cash flow	$(4,681)	$(4,847)

Free cash flow in the nine months of 2018, as compared with the comparable period in 2017, reflected the factors driving net cash used in operating activities, principally increase in net income, accounts payables, stock-based compensation expense, and customer advance payment offset by increases in accounts receivable, inventory and prepaid expenses. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

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

	Three Months Ended September 30,
	2018			2017
	Actual(GAAP)	SBC	Adjusted (Non-GAAP)	Actual(GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Adjusted Operating Income (Loss):
Revenue	$23,179	$-	$23,179	$4,891	$-	$4,891
Cost of revenue	(12,892)	(25)	(12,867)	(2,692)	(5)	(2,687)
Gross profit	10,287	(25)	10,312	2,199	(5)	2,204
Operating expenses:
Sales and marketing	(3,229)	(42)	(3,187)	(1,036)	(17)	(1,019)
Research and development	(2,264)	(64)	(2,200)	(1,209)	(13)	(1,196)
General and administrative	(1,390)	(280)	(1,110)	(1,264)	(308)	(956)
Income (loss) from operations	$3,404	$(411)	$3,815	$(1,310)	$(343)	$(967)

Adjusted operating income for the three months ended on September 30, 2018, as compared with the comparable period in 2017, reflected a $68,000 increase in stock-based compensation expense.

	Nine Months Ended September 30,
	2018			2017
	Actual(GAAP)	SBC	Adjusted (Non-GAAP)	Actual(GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Adjusted Operating Income (Loss):
Revenue	$53,795	$-	$53,795	$19,314	$-	$19,314
Cost of revenue	(29,662)	(44)	(29,618)	(11,262)	(15)	(11,247)
Gross profit	24,133	(44)	24,177	8,052	(15)	8,067
Operating expenses:
Sales and marketing	(7,766)	(115)	(7,651)	(3,619)	(35)	(3,584)
Research and development	(6,224)	(131)	(6,093)	(3,076)	(38)	(3,038)
General and administrative	(6,312)	(2,481)	(3,831)	(4,422)	(1,604)	(2,818)
Income (loss) from operations	$3,831	$(2,771)	$6,602	$(3,065)	$(1,692)	$(1,373)

Adjusted operating income in the nine months of 2018, as compared with the comparable period in 2017, reflected an increase of $1.1 million in stock-based compensation expense

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. There were no significant changes in our critical accounting estimates during the first nine months of 2018 to augment the critical accounting estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Critical Accounting Policies and Significant Judgments and Estimates” included in our Annual Report, except we note that:

●
Revenue Recognition: Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board regarding the recognition, presentation and disclosure of revenue in our financial statements. Adoption of this new revenue standard did not impact our financial statements presented previously. We recognize revenue when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For additional information with respect to Topic 606, please see “Recent Accounting Pronouncements─Recently Adopted Accounting Pronouncements’ in note 2 to our condensed consolidated financial statements included elsewhere in this report.

●
Stock-Based Compensation: Please see note 14 to our condensed consolidated financial statements included elsewhere in this report for, among other things, a presentation of weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of stock option grants made during the first nine months of 2018.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.6	55.0	55.1	58.3
Gross margin	44.4	45.0	44.9	41.7
Operating expenses:
Sales and marketing	13.9	21.2	14.4	18.7
Research and development	9.8	24.7	11.6	15.9
General and administrative	6.0	25.8	11.7	22.9
Total operating expenses, net	29.7	71.7	37.7	57.5
Income (loss) from operations	14.7	(26.7)	7.2	(15.8)
Interest expense, net	(0.5)	(0.7)	(0.6)	(1.0)
Other income (expense), net	3.9	(4.9)	2.3	(2.7)
Equity income in net income of affiliates	0.5	0.4	0.4	0.1
Income (loss) before income taxes	18.6	(31.9)	9.3	(19.4)
Income tax (expense) benefit	(2.0)	5.7	(1.2)	(2.4)
Net income (loss)	16.6	(26.2)	8.1	(21.8)
Less: Net income (loss) attributable to non-controlling interests	0	(6.7)	0	(2.8)
Net income (loss) attributable to ACM Research, Inc.	16.6%	(19.5)%	8.1%	(19.0)%

Comparison of Three Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Revenue	$23,179	$4,891	373.9%

The increase in revenue of $18.2 million in the three months ended September 30, 2018 as compared to the same period in 2017 reflected increases in revenue from existing customers of $18.6 million from single-wafer cleaning equipment, offset in part by a $302,000 decrease in revenue from service and parts. The revenue increase reflected an increased number of tools shipped, coupled with higher selling prices associated with the equipment sold and a customer acceptance from prior period shipment received and recognized as revenue during the three month ended September 30, 2018. All of the revenue in the three months ended September 30, 2018 was from existing customers, as compared to $1.2 million from a new customer in the comparable period in 2017.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		% Change
	2018	2017	2017 v 2018
	(dollars in thousands)
Cost of revenue	$12,892	$2,692	378.9%
Gross profit	10,287	2,199	367.8
Gross margin	44.38%	44.96%	(0.58)

Cost of revenue increased $10.2 million and gross profit increased $8.1 million in the three months ended September 30, 2018, as compared to the corresponding period in 2017, primarily due to increased sales volume. Gross margin remained roughly constant during the three months ended September 30, 2018, from the comparable period in 2017.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended September 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Sales and marketing expense	$3,229	$1,036	211.7%
Research and development expense	2,264	1,209	87.3
General and administrative expense	1,390	1,264	10.0
Total operating expenses	$6,883	$3,509	96.2

Sales and marketing expense increased $2.2 million in the three months ended September 30, 2018, as compared to the corresponding period in 2017, primarily due to increases in personnel costs and sales commissions. Sales and marketing expense consists primarily of:

●
compensation of personnel associated with pre and aftersales support and other sales and marketing activities, including stock-based compensation;

●
sales commissions paid to independent sales representatives;

●
fees paid to sales consultants;

●
shipping and handling costs for transportation of products to customers;

●
cost of trade shows;

●
travel and entertainment; and

●
allocated overhead for rent and utilities.

Research and development expense increased $1.1 million in the three months ended September 30, 2018 as compared to the corresponding period in 2017, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 9.8% and 24.7% of our revenue in the three months ended September 30, 2018 and 2017, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $2.6 million, or 11.5% of revenue, in the three months ended September 30, 2018 and $1.2 million, or 25.2% of revenue, in the three months ended September 30, 2017. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

●
compensation of personnel associated with our research and development activities, including stock based compensation;

●
costs of components and other research and development supplies;

●
travel expense associated with customer support;

●
amortization of costs of software used for research and development purposes; and

●
allocated overhead for rent and utilities.

General and administrative expense increased slightly in the three months ended September 30, 2018 as compared to the corresponding period in 2017. Expenses in the third quarter of 2017 were elevated in part due to IPO-related expenses. General and administrative expense consists primarily of:

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

Other Income and Expenses

	Three Months Ended September 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Interest expense, net	$(109)	$(31)	251.6%
Other income (expense), net	902	(239)	(477.4)

Interest expense consists of interest incurred from outstanding short-term borrowings. Interest expense increased by $78,000 in the three months ended September 30, 2018 from $31,000 in the three months ended September 30, 2017, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in the three months ended September 30, 2018 and 2017.

Non-operating income (expense), net primarily reflects (a) gains or losses recognized from the effect of exchange rates on our foreign currency-denominated asset and liability balances and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above. Our non-operating income was $902,000 in the three months ended September 30, 2018 due to a weaker RMB to US dollar exchange rate, compared to a $239,000 loss in the three months ended September 30, 2017 due to a stronger RMB to US dollar exchange rate.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Current:
U.S. federal	$-	$-
U.S. state		-
Foreign	(461)	-
Total current income tax expense	(461)	-
Deferred:
U.S. federal	-	-
U.S. state
Foreign	-	278
Total deferred income benefit	-	278
Total current income tax (expense) benefit	$(461)	$278

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into law. The new legislation contains several key tax provisions that affect us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017.

As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in the first nine months of 2018.

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

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine Months Ended September 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Revenue	$53,795	$19,314	178.5%

The increase in revenue of $34.4 million in the nine months ended September 30, 2018 reflected increased revenue from single-wafer cleaning equipment of $36.8 million, offset in part by a $2.3 million decrease in revenue from service and parts. We recognized revenue from sales of single-wafer wet cleaning equipment totaling $51.6 million, or 96.0% of total revenue, for the first nine months of 2018 and $14.8 million, or 76.6% of total revenue, for the nine months of 2017. The increases are from our existing customers.

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

All of our sales in 2017 and the first nine months of 2018 were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Cost of revenue	$29,662	$11,262	163.4%
Gross profit	24,133	8,052	199.7
Gross margin	44.86%	41.69%	3.2

Cost of revenue increased $18.4 million, and gross profit increased $16.1 million, for the nine months ended September 30, 2018, as compared to the corresponding period in 2017. The increase in gross margin resulted primarily due to the sale of higher-margin SAPS tools and manufacturing efficiency in the three months ended September 30, 2018 as compared to the corresponding period in 2017.

Operating Expenses

	Nine Months Ended September 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Sales and marketing expense	$7,766	$3,619	114.6%
Research and development expense	6,224	3,076	102.3
General and administrative expense	$6,312	$4,422	42.7
Total operating expenses	$20,302	$11,117	82.6

Sales and marketing expense increased $4.1 million the nine months ended September 30, 2018 as compared to the corresponding period in 2017, primarily due to increases in service expenses, personnel costs and sales commissions.

Research and development expense increased $3.1 million in the nine months ended September 30, 2018 as compared to the corresponding period in 2017, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 11.6% and 15.9% of our revenue in the nine months of each of 2018 and 2017, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $7.0 million, or 13.4% of revenue, in the nine months ended September 30, 2018 and $5.5 million, or 28.5% of revenue, in the nine months ended September 30, 2017.

General and administrative expense increased $1.9 million in the nine months ended September 30, 2018 as compared to the corresponding period in 2017, principally resulting from a $877,000 increase in stock-based compensation expenses and from expenses associated with being a publicly traded company. General and administrative expense consists primarily of:

●
compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;

●
professional fees, including accounting and legal fees;

●
other corporate expenses; and

●
allocated overhead for rent and utilities.

Other Income and Expenses

	Nine Months Ended September 30,		% Change
	2018	2017	2017 v 2018
	(in thousands)
Interest expense, net	$(344)	$(190)	81.1%
Other income (expense), net	$1,213	$(531)	(328.4)

Interest expense consists of interest incurred from outstanding short-term borrowings. Interest expense increased by $154,000 in the nine months ended September 30, 2018 from $190,000 in the nine months ended September 30, 2017, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in the nine months ended September 30, 2018 and 2017.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Current:
U.S. federal	$-	$-
U.S. state		-
Foreign	647	-
Total current income tax expense	647	-
Deferred:
U.S. federal		-
U.S. state
Foreign		471
Total deferred income expense	-	471
Total current income tax expense	$647	$471

Liquidity and Capital Resources

During the first nine months of 2018, we funded our technology development and operations principally through application of proceeds from the IPO and concurrent private placements in November 2017 and, to a lesser extent, from short-term borrowings by ACM Shanghai from local financial institutions. During the nine-month period, our operations used cash flow of $2.7 million and we did not receive any research and development grants from local and central PRC governmental authorities.

We believe our existing cash and cash equivalents, our cash flow from operating activities, and short-term bank borrowings by ACM Shanghai will be sufficient to meet our anticipated cash needs for at least the next twelve months. We do not expect that our anticipated cash needs for the next twelve months will require our receipt of any PRC government subsidies. Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, and the timing of investment in our research and development as well as sales and marketing. To the extent our cash and cash equivalents, cash flow from operating activities and short-term bank borrowings are insufficient to fund our future activities in accordance with our strategic plan, we may determine to raise additional funds through public or private debt or equity financings or additional bank credit arrangements. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is necessary or desirable, we may not be able to obtain bank credit arrangements or to affect an equity or debt financing on terms acceptable to us or at all.

Sources of Funds

Equity and Equity-Related Securities. During the first nine months of 2018, we received proceeds of $511,000 from sales of common stock pursuant to option exercises.

Indebtedness. ACM Shanghai is a party to lines of credit with four banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at September 30, 2018
				(in thousands)
Bank of China Pudong Branch	August 2018	August 2019	5.22%	RMB30,000	RMB20,000
				$4,362	$2,908
Bank of Shanghai Pudong Branch	February 2018	January 2019	5.15%	RMB50,000	RMB24,893
				$7,800	$3,620
Shanghai Rural Commercial Bank	September 2017	September 2018	5.44%	RMB 5,000	RMB 5,000
				$727	$727
	January 2018	January 2019	5.44%	RMB10,000	RMB10,000
				$1,454	$1,454

Bank of Communications	December 2017	December 2018	5.66%	RMB10,000	RMB10,000
				$1,454	$1,454
				RMB105,000	RMB69,893
				$15,797	$10,163
(1)
Converted from RMB to dollars as of September 30, 2018.

All of the amounts owing under the line of credit with Bank of China Pudong Branch are secured by ACM Shanghai’s intellectual property and guaranteed by Dr. David Wang, our Chair of the Board, Chief Executive Officer and President. All of the amounts owing under the lines of credit with Bank of Shanghai Pudong Branch are guaranteed by Dr. Wang. All of the amounts owing under the line of credit with Shanghai Rural Commercial Bank are secured by accounts receivable and guaranteed by Dr. Wang.

Working Capital. The following table sets forth selected working capital information:

September 30, 2018
Cash and cash equivalents	$18,238
Accounts receivable, less allowance for doubtful amounts	30,965
Inventory	29,809
Total selected working capital	$79,012

Our cash and cash equivalents at September 30, 2018 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

Uses of Funds

Cash Flow for Operating Activities. Our operations used cash flow of $2.7 million in the nine months of 2018. Our cash flow from operating activities is influenced by (a) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (b) increases in the number of customers using our products, and (c) the amount and timing of payments by customers.

Capital Expenditures. We estimate that our capital expenditures in 2018 will total $2.8 million. We have entered into certain capital purchase contracts related to future capital expenditures. During the nine months ended September 30, 2018, we incurred $1.9 million of capital expenditures and had unpaid capital commitment of $264,000 as of September 30, 2018.

Contractual Obligations and Requirements. Our contractual obligations and other commercial commitments are summarized in the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Requirements” in our Annual Report. Other than changes that occurred in the ordinary course of business, we had no material changes to our contractual obligations reported in our Annual Report during the first nine months of 2018. For additional discussion, see note 16 to our condensed consolidated financial statements included elsewhere in this report.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that they will materially affect our business in the foreseeable future. Any impact of inflation on cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the price of our product offerings.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission or SEC, except the operating lease commitment disclosed in the unaudited condensed consolidated financial statements.

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

Foreign Exchange Risk

Although our financial statements and product pricing are denominated in U.S. dollars, a sizable portion of our costs are denominated in other currencies, primarily the Renminbi. The Renminbi is not freely convertible into foreign currencies for capital account transactions. The value of the Renminbi against the U.S. dollar and other currencies is affected by changes in the PRC’s political and economic conditions and by the PRC’s foreign exchange policies, among other things. In July 2005, the PRC government changed its decades-old policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and September 2010, this appreciation subsided and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Since September 2010, the Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar in the future. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.

Interest Rate Risk

At September 30, 2018, we had unrestricted cash and cash equivalents totaling $18.2 million. These amounts were held for working capital purposes and were held primarily in checking accounts of various banks. We believe we do not have any material exposure to changes in our cash balance as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting and Remediation Efforts

During the three months ended September 30, 2018, we hired additional accounting and finance personnel and engaged outside consulting firms in order to improve our internal control over the financial reporting process and to complete remediation of a material weakness identified by BDO China Shu Lun Pan Certified Public Accountants LLP in connection with its audit of our consolidated financial statements as of, and for the year ended, December 31, 2017. The material weakness in our internal control over financial reporting had related to our lack of sufficient qualified financial reporting and accounting personnel with an appropriate level of expertise to properly address complex accounting issues under GAAP and to prepare and review our consolidated financial statements and related disclosures to fulfill GAAP and SEC financial reporting requirements.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investing in Class A common stock involves a high degree of risk. You should consider and read carefully all of the information contained in this report, including the consolidated financial statements and related notes set forth in “Item 1. Financial Statements” of Part I above, before making an investment decision. You should also review carefully the risk factors set forth below, as well as the risk factors set forth in “Item 1A. Risk Factors” of Part I of our Annual Report. Other than as set forth below, there have been no material changes to those risk factors since the filing of our Annual Report with the SEC on March 23, 2018. The occurrence of any of the risks described below or in our Annual Report, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations or cash flows. In any such case, the trading price of Class A common stock could decline, and you may lose all or part of your investment.

Changes in government trade policies could limit the demand for our tools and increase the cost of our tools.

General trade tensions between the U.S. and China have been escalating in 2018. In each of July, August and September 2018, the U.S. government imposed a round of new or higher tariffs on specified imported products originating from the PRC in response to what the U.S. government characterizes as unfair trade practices. The PRC government responded to each of these three rounds of U.S. tariff changes by imposing new or higher tariffs on specified products imported from the United States. More recently, higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by U.S. and PRC leaders.

The imposition of tariffs by the U.S. and PRC governments and the surrounding economic uncertainty may negatively impact the semiconductor industry, including reducing the demand of fabricators for capital equipment such as our tools. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit the ability of our customers to manufacture or sell semiconductors or to make the manufacture or sale of semiconductors more expensive and less profitable, which could lead those customers to fabricate fewer semiconductors and to invest less in capital equipment such as our tools. In addition, if the PRC were to impose additional tariffs on raw materials, subsystems or other supplies that we source from the United States, our cost for those supplies would increase. As a result of any of the foregoing events,the imposition or new or additional tariffs may limit our ability to manufacture tools, increase our selling and/or manufacturing costs, decrease margins, or inhibit our ability to sell tools or to purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions.

[The following risk factor replaces the risk factor in our Annual Report entitled “Our management and auditors identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements that could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.”]

In connection with the audit of our consolidated financial statements for 2017, our management and auditors identified a material weakness in our internal control over financial reporting that, even after remediation, could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

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

In connection with its audit of our consolidated financial statements as of, and for the year ended, December 31, 2016, BDO China informed us that it had identified a material weakness in our internal control over financial reporting relating to our lack of sufficient qualified financial reporting and accounting personnel with an appropriate level of expertise to properly address complex accounting issues under accounting principles generally accepted in the United States, or GAAP, and to prepare and review our consolidated financial statements and related disclosures to fulfill GAAP and SEC financial reporting requirements. During the nine months ended September 30, 2018, we took remedial measures to improve the effectiveness of our controls, including by hiring additional accounting and finance personnel and by engaging outside consulting firms, which our management considered, as of September 30, 2018, to have fully remediated the identified material weakness.

The existence of material weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period, and the process of designing and implementing effective internal controls and procedures will be a continual effort that may require us to expend significant resources to establish and maintain a system of controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that we will implement and maintain adequate controls over our financial processes and reporting in the future in order to avoid additional material weaknesses or controlled deficiencies in our internal control over financing reporting. If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the trading price of Class A common stock to decline. Moreover, ineffective controls could significantly hinder our ability to prevent fraud.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In August and September 2018 we issued and sold to employees and consultants an aggregate of 57,779 unregistered shares of Class A common stock upon the exercise of stock options at per share exercise prices between $0.75 and $1.50. These transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of these shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 under said Act because the transactions were pursuant to a contract relating to compensation as provided under such rule. The recipients of the shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the shares issued in these transactions. The recipients had adequate access, through a relationship with us, to information about us. The sales of these shares were made without any general solicitation or advertising.

Use of IPO Proceeds

The net proceeds of the IPO, after deducting underwriting discounts and commissions and offering expenses, were $17.3 million. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on November 3, 2017. To date we have applied $10.8 million of the IPO proceeds to purchase inventory and an additional $2.5 million in the ordinary course of business operations.

Item 6. Exhibits

The following exhibits are being filed as part of this report:

Exhibit Number	Description

10.1	Line of Credit Agreement dated January 19, 2018 between ACM Research (Shanghai), Inc. and Shanghai Rural Commercial Bank
10.2	Line of Credit Agreement dated February 2, 2018 between ACM Research (Shanghai), Inc. and Bank of Shanghai Pudong Branch
10.3	Line of Credit Agreement dated August 24, 2018 between ACM Research (Shanghai), Inc. and Bank of China Shanghai Pudong Branch
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.

Date: November 14, 2018	By:	/s/ Lisa Feng
Lisa Feng
Interim Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)