Form 10-K
period 2018-12-31
ACM Research, Inc.
filed 2019-03-14
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 001-38273 0

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value on June 39, 2018 (the last business day of the registrant’s most recently completed second quarter), of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was $10.78. The registrant does not have non-voting common equity outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	14,176,690 shares outstanding as of March 8, 2019
Class B Common Stock, $0.0001 par value	1,898,423 shares outstanding as of March 8, 2019

Documents Incorporated By Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS AND STATISTICAL DATA

This report contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified through the inclusion of words such as “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target” or “will” or variations of such words or similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon currently available information, operating plans, and projections about future events and trends. This report also contains statistical data and estimates based on independent industry publications or other publicly available information, as well as other information based on our internal sources. Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this report. These risks and uncertainties include those described below in “Item 1A. Risk Factors.” Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, future events or otherwise.

PART I

Item 1.
Business

Overview

We supply advanced, innovative capital equipment developed for the global semiconductor industry. Fabricators of advanced integrated circuits, or chips, can use our single-wafer wet-cleaning tools in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these tools for use in fabricating foundry, logic and memory chips, including dynamic random-access memory (or DRAM) and 3D NAND-flash memory chips. We also develop, manufacture and sell a range of advanced packaging tools to wafer assembly and packaging customers.

Selling prices for our single-wafer wet-cleaning tools range from $2 million to more than $5 million. Revenue from single-wafer wet-cleaning tools totaled $68.5 million, or 92% of total revenue, in 2018 and $27.1 million, or 74% of total revenue, in 2017. Our customers for single-wafer wet-cleaning tools include Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, SK Hynix Inc. and Yangtze Memory Technologies Co., Ltd.

We focus our selling efforts on establishing a referenceable base of leading foundry, logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this customer base will help us penetrate the mature chip manufacturing markets and build credibility with additional industry leaders. Using a “demo-to-sales” process, we have placed evaluation equipment, or “first tools,” with a number of selected customers. Since 2009 we have delivered more than 55 single-wafer wet cleaning tools, more than 50 of which have been accepted by customers and thereby generated revenue to us and the balance of which are awaiting customer acceptance should contractual conditions be met.

Since our formation in 1998, we have focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our wet-cleaning equipment has been developed using our key proprietary technologies:

●
Space Alternated Phase Shift, or SAPS, technology for flat and patterned wafer surfaces. Introduced in 2009, SAPS technology employs alternating phases of megasonic waves to deliver megasonic energy in a highly uniform manner on a microscopic level. We have shown SAPS technology to be more effective than conventional megasonic and jet spray technologies in removing random defects across an entire wafer as node sizes shrink from 300nm to 20nm and lower.
●
Timely Energized Bubble Oscillation, or TEBO, technology for patterned wafer surfaces at advanced process nodes. Introduced in March 2016, TEBO technology has been developed to provide effective, damage-free cleaning for 2D and 3D patterned wafers with fine feature sizes. We have demonstrated the damage-free cleaning capabilities of TEBO technology on patterned wafers for feature nodes as small as 1xnm (16nm to 19nm), and we have shown TEBO technology can be applied in manufacturing processes for patterned chips with 3D architectures having aspect ratios as high as 60-to-1.
●
Tahoe technology for cost and environmental savings. Introduced in August 2018, Tahoe technology delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools.

We have been issued more than 220 patents in the United States, the People’s Republic of China or PRC, Japan, Korea, Singapore and Taiwan.

We conduct substantially all of our product development, manufacturing, support and services in the PRC. All of our tools are built to order at our manufacturing facilities in Shanghai, which encompass 86,000 square feet of floor space for production capacity. Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO and Tahoe technologies, and enable us to design innovative products and solutions to address their needs.

Our Technology and Product Offerings

Single Wafer Wet Cleaning Equipment for Front End Production Processes

Chip fabricators can use our single-wafer wet-cleaning tools in numerous steps to improve product yield during the front-end production process, during which individual devices are patterned in the chip prior to being interconnected on the wafer. Based on our review of third-party reports and other information, we estimate that the global market for single wafer wet cleaning tools will increase from $3.1 billion in 2018 to $4.3 billion in 2023, representing a compound annual growth rate of 6.8%. We estimate our Ultra-C SAPS, TEBO and Tahoe product offerings address approximately 50% of this market.

Our wet-cleaning equipment has been developed using our proprietary SAPS, TEBO and Tahoe technologies, which allow our tools to remove random defects from a wafer surface effectively, without damaging a wafer or its features, even at an increasingly advanced process nodes (the minimum line widths on a chip) of 22 nanometers, or nm, or less. We use a modular configuration that enables us to create a wet-cleaning tool meeting the specific requirements of a customer, while using pre-existing designs for chamber, electrical, chemical delivery and other modules. Our modular approach supports a wide range of customer needs and facilitates the adaptation of our model tools for use with the optimal chemicals selected to meet a customer’s requirements. Our tools are offered principally for use in manufacturing chips from 300mm silicon wafers, but we also offer solutions for 150mm and 200mm wafers and for nonstandard substrates, including compound semiconductor, quartz, sapphire, glass, and plastics.

SAPS Technology, Applications and Equipment

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

By delivering megasonic energy in a highly uniform manner on a microscopic level, SAPS technology can precisely control the intensity of megasonic energy and can effectively remove random defects of all sizes across the entire wafer in less total cleaning time than conventional megasonic cleaning products, without loss of material or roughing of wafer surfaces. We have conducted trials demonstrating SAPS technology to be more effective than conventional megasonic and jet spray cleaning technologies as defect sizes shrink from 300nm to 20nm and below. These trials show that SAPS technology has an even greater relative advantage over conventional jet spray technology for cleaning defects between 50 and 65nm in size, and we expect the relative benefits of SAPS will continue to apply in cleaning even smaller defect sizes.

SAPS Applications

SAPS megasonic cleaning technology can be applied during the chip fabrication process to clean wafer surfaces and interconnects. It also can be used to clean, and lengthen the lifetime of recycled test wafers.

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

For these purposes, SAPS technology uses environmentally-friendly dilute chemicals, reducing chemical consumption. Chemical types include dilute solutions of chemicals used in RCA cleaning, such as dilute hydrofluoric acid and RCA SC-1 solutions, and, for higher quality wafer cleaning, functional de-ionized water produced by dissolving hydrogen, nitrogen or carbon dioxide in water containing a small amount of chemicals, such as ammonia. Functional water removes random defects by generating radicals, and megasonic excitation can be used in conjunction with functional water to further increase the generation of radicals. Functional water has a lower cost and environmental impact than RCA solutions, and using functional water is more efficient in eliminating random defects than using dilute chemicals or de-ionized water alone. We have shown that SAPS megasonic technology using functional water exhibits high efficiency in removing random defects, especially particles smaller than 65nm, with minimal damage to structures.

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

SAPS Equipment

We currently offer two principal models of wet wafer cleaning equipment based on our SAPS technology, Ultra C SAPS II and Ultra C SAPS V. Each of these models is a single-wafer, serial-processing tool that can be configured to customer specifications and, in conjunction with appropriate dilute chemicals, used to remove random defects from wafer surfaces or interconnects and barrier metals as part of the chip front-end fabrication process or for recycling test wafers. By combining our megasonic and chemical cleaning technologies, we have designed these tools to remove random defects with greater efficacy and efficiency than conventional wafer cleaning processes, with enhanced process flexibility and reduced quantities of chemicals. Each of our SAPS models was initially built to meet specific requirements of a key customer. The sales prices of our SAPS tools generally range between $2.5 million and $5.0 million, although the sales price of a particular tool will vary depending upon the required specifications.

SAPS II (released in 2011). Highlights of our SAPS II equipment include:

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

SAPS V (released in 2014). SAPS V includes SAPS II features with the following upgrades:

● compact design, with footprint of 2.55m x 5.1m x 2.85m (WxDxH);
● up to 12 chambers, providing throughput of up to 375 wafers per hour;
● chemical supply system integrated into mainframe;
● inline mixing method replaces tank auto-changing, reducing process time; and
● improved drying technology using hot isopropyl alcohol and de-ionized water.

TEBO Technology, Applications and Equipment

TEBO Technology

We developed TEBO technology for application in wet wafer cleaning during the fabrication of 2D and 3D wafers with fine feature sizes. TEBO technology facilitates effective cleaning even with patterned features too small or fragile to be addressed by conventional jet spray and megasonic cleaning technologies.

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

We have demonstrated the damage-free cleaning capabilities of TEBO technology on customers’ patterned wafers as small as 1xnm (16nm to 19nm), and we believe TEBO technology will be applicable in even smaller fabrication process nodes. TEBO technology can be applied in manufacturing processes for conventional 2D chips with fine features and advanced chips with 3D structures, including Fin Field Effect Transistors or FinFET, DRAM, 3D NAND and 3D cross point memory, and we expect it will be applicable to other 3D architectures developed in the future, such as carbon nanotubes and quantum devices. As a result of the thorough, controlled nature of TEBO processes, cleaning time for TEBO-based solutions may take longer than conventional megasonic cleaning processes. Conventional processes have proven ineffective, however, for process nodes of 20nm or less, and we believe the increased yield that can be achieved by using TEBO technology for nodes up to 70nm can more than offset the cost of the additional time in utilizing TEBO technology.

TEBO Applications

At process nodes of 28nm and less, chip makers face escalating challenges in eliminating nanometric particles and maintaining the condition of inside pattern surfaces. In order to maintain chip quality and avoid yield loss, cleaning technologies must control random defects of diminishing killer defect sizes, without roughing or otherwise damaging surfaces of transistors, interconnects or other wafer features. TEBO technology can be applied in numerous steps throughout the manufacturing process flow for effective, damage-free cleaning:

●
Memory Chips: We estimate that TEBO technology can be applied in as many as 50 steps in the fabrication of a DRAM chip, consisting of up to 10 steps in cleaning ISO structures, 20 steps in cleaning buried gates, and 20 steps in cleaning high aspect-ratio storage nodes and stacked films.
●
Logic Chips: In the fabrication process for a logic chip with a FinFET structure, we estimate that TEBO technology can be used in 15 or more cleaning steps.

For purposes of solving inside pattern surface conditions for memory or logic chips, TEBO technology uses environmentally friendly dilute chemicals such as RCA SC-1 and hydrogen gas doped functional water.

TEBO Equipment

We currently offer two models of wet wafer cleaning equipment based on our TEBO technology, Ultra C TEBO II and Ultra C TEBO V. Each of these models is a single-wafer, serial-processing tool that can be configured to customer specifications and, in conjunction with appropriate dilute chemicals, used at numerous manufacturing processing steps for effective, damage-free cleaning of chips at process nodes 28nm or less. TEBO equipment solves the problem of pattern damage caused by transient cavitation in conventional jet spray and megasonic cleaning processes, providing better particle removal efficiency with limited material loss or roughing. TEBO equipment currently is being evaluated by a select group of leading memory and logic chip customers, some of which recently have indicated an intent to move to production. The sales prices of our TEBO tools generally range between $3.5 million and $6.5 million, although the sales price of a particular tool will vary depending upon the required specifications.

Each model of TEBO equipment includes:

● an equipment front-end module, or EFEM, which moves wafers from chamber to chamber;

● one or more chamber modules, each equipped with a TEBO megasonic generator system;

● an electrical module to provide power for the tool; and

● a chemical delivery module.

Ultra C TEBO II (released in 2016). Highlights:

● compact design, with footprint of 2.25m x 2.25m x 2.85m (WxDxH);
● up to 8 chambers with an upgraded transport system and optimized robotic scheduler, providing throughput of up to 300 wafers per hour;
● EFEM module consisting of 4 load ports, transfer robot and 1 process robot; and
● focus on dilute chemicals contributes to environmental sustainability and lower cost of ownership.

Ultra C TEBO V (released in 2016). Highlights of our Ultra C TEBO V equipment include:

● footprint of 2.45m x 5.30m x 2.85m (WxDxH);
● up to 12 chamber modules, providing throughput of up to 300 wafers per hour;
● EFEM module consisting of 4 load ports, 1 transfer robot and 1 process robot; and
● chemical delivery module for delivery of isopropyl alcohol, dilute hydrofluoric acid, RCA SC-1 solution, functional de-ionized water and carbon dioxide to each of the chambers.

Tahoe Overview

Our Ultra-C Tahoe wafer cleaning tool can deliver high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools. During normal single-wafer cleaning processes, only a fraction of the acid reacts with the wafer surface, while the majority is wasted as acid spins off the wafer and cannot be recycled. In addition to providing cost savings resulting from vastly reduced acid consumption, Ultra-C Tahoe meets the needs of customers who face increased environmental regulations and demand new, more environmentally-friendly tools. We announced our first purchase order for an Ultra C Tahoe tool in August 2018, and we delivered the tool to a strategic customer in January of 2019.

Single-Wafer Tools for Back-End Assembly and Packaging

We leverage our technology and expertise to provide a range of single-wafer tools for back-end wafer assembly and packaging factories. We develop, manufacture and sell a wide range of advanced packaging tools, such as coaters, developers, photoresist strippers, scrubbers, wet etchers and copper-plating tools. We focus on providing custom-made, differentiated equipment that incorporates customer-requested features at a competitive price. Selling prices for these tools range from approximately $500,000 to more than $2 million.

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

Our Customers

As of December 31, 2018, chip fabricators had purchased and deployed more than 55 of our single-wafer wet cleaning tools. To date, all of our sales of single-wafer wet cleaning equipment for front-end manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the near future. We have increased our efforts to penetrate the markets in North America and Western Europe, and we believe we are well positioned to begin generating sales in those regions.

We generate most of our revenue from a limited number of customers as the result of our strategy of initially placing single-wafer wet cleaning equipment with a small number of leading chip manufacturers that are driving technology trends and key capability implementation. In 2018, 85.7% of our revenue was derived from three customers: Yangtze Memory Technologies Co., Ltd., a leading PRC memory chip company, together with one of its subsidiaries, accounted for 38.8% of our revenue; Shanghai Huali Microelectronics Corporation, a leading PRC foundry, accounted for 23.6% of our revenue; and SK Hynix Inc., a leading Korean memory chip company, accounted for 23.3% of our revenue. In 2017, 55.2% of our revenue was derived from four customers: SK Hynix Inc. accounted for 18.1% of our revenue; Shanghai Integrated Circuit Research and Development Center Ltd., a public research consortia for the Chinese semiconductor industry, accounted for 14.1% of our revenue; JiangYin ChangDian Advanced Packaging Co. Ltd., a leading PRC foundry, accounted for 12.8% of our revenue; and Yangtze Memory Technologies Co., Ltd., together with one of its subsidiaries, accounted for 10.2% of our revenue.

Based on our market experience, we believe that implementation of our single-wafer wet cleaning equipment by one of our selected chip manufacturers will attract and encourage other manufacturers to evaluate our equipment, because the leading company’s implementation will serve as validation of our equipment and could enable the other manufacturers to shorten their evaluation processes. We placed our first SAPS tool in 2009 as a prototype. We worked closely with the customer for two years in debugging and modifying the tool, and the customer then spent two more years of qualification and running pilot production before beginning volume manufacturing. Our revenue in 2015 included sales of SAPS tools following the customer’s completion of its qualification process. We believe that the period from new product introduction to high volume manufacturing could range from one to several years.

For our back-end wafer assembly and packaging customers, we focus on providing custom-made, differentiated single wafer wet cleaning equipment that incorporates a customer’s requested features at a competitive price. Our primary customers of these products in 2018 included: Deca Technologies, a wafer-level interconnect foundry with headquarters in Arizona and manufacturing in the Phillipines that is a majority-owned, independent subsidiary of Cypress Semiconductor Corp.; JiangYin ChangDian Advanced Packaging Co. Ltd., a leading PRC foundry that is also one of the largest customers of our front end of line equipment; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; and Wafer Works Corporation, a leading wafer supplier based in the PRC.

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

Our sales have historically been made using purchase orders with agreed technical specifications. Our sales terms and conditions are generally consistent with industry practice, but may vary from customer to customer. We seek to obtain a purchase order two to four months ahead of the customer’s desired delivery date. For some customers, we receive a letter of intent three weeks ahead, followed by the corresponding purchase order five weeks ahead, of the customer’s desired delivery date. Consistent with industry practice, we allow customers to reschedule or cancel orders on relatively short notice. Because of our relatively short delivery period and our practice of permitting rescheduling or cancellation, we believe that backlog is not a reliable indicator of our future revenue.

Our marketing team focuses on our product strategy and technology road maps, product marketing, new product introduction processes, demand assessment and competitive analysis, customer requirement communication and public relations. Our marketing team also has the responsibility to conduct environmental scans, study industry trends and arrange our participation at major trade shows.

Manufacturing

All of our products are built to order at our Shanghai facilities. Our first manufacturing facility has a total of 36,000 square feet, with 8,000 square feet of class 10,000 clean room space for product assembly and testing, plus 800 square feet of class 1 clean room space for product demonstration purposes. The rest of the area is used for product sub-assembly, component inventory and manufacturing related offices. A class designation for a clean room denotes the number of particles of size 0.5mm or larger permitted per cubic foot of air. Our manufacturing facility is ISO-9000 certified, and we have implemented certain manufacturing science-based factory practices such as constraint management, statistical process control and failure mode and effect analysis methodology.

In September 2018, we began production at our second factory, located ten miles from our Shanghai headquarters. The new facility provides an additional 50,000 square feet of floor space for production capacity. We plan to shift an increasing portion of our future production to this factory based on its modernized capabilities.

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

Research and Development

We believe that our success depends in part on our ability to develop and deliver breakthrough technologies and capabilities to meet our customers’ ever-more challenging technical requirements. For this reason, we devote significant financial and personnel resources to research and development. Our research and development team is comprised of highly skilled engineers and technologists with extensive experience in megasonic technology, cleaning processes and chemistry, mechanical design, and control system design. To supplement our internal expertise, we also collaborated with external research and development entities such as International SEMATECH, a global consortium of computer chip manufacturers, on specific areas of interests and retain, as technical advisors, several experts in semiconductor technology.

For the foreseeable future we are focusing on enhancing our Ultra C SAPS, TEBO and Tahoe tools and integrating additional capabilities to meet and anticipate requirements from our existing and potential customers. Our particular areas of focus include development of the following:

●
new cleaning steps for Ultra C SAPS cleaners for application in logic chips and for DRAM, 3D NAND and 3D cross point memory technologies;
●
new cleaning steps for Ultra C TEBO cleaners for FinFET in logic chips, gates in DRAM, and deep vias in both 3D NAND and 3D cross point memory technologies;
●
new hardware, including new system platforms, new and additional chamber structures and new chemical blending systems; and
●
new software to integrate new functionalities to improve tool performance.

Longer term, we are working on new proprietary process capabilities based on our existing tool hardware platforms. We are also working to integrate our tools with third-party tools in adjacent process areas in the chip manufacturing flow. Our research and development expense totaled $10.4 million, or 13.9% of revenue in 2018 and $5.1 million, or 14.1% of revenue in 2017. We intend to continue to invest in research and development to support and enhance our existing cleaning products and to develop future product offerings to build and maintain our technology leadership position.

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

As of December 31, 2018, we had 20 issued patents, and 20 patents pending, in the United States. These patents carry expiration dates from 2022 through 2038. Many of the US patents and applications have also been filed internationally, in one or more of the European Union, PRC, Japan, Korea, Singapore and Taiwan. Specifically, we own patents in wafer cleaning, electro-polishing and plating, wafer preparation, and other semiconductor processing technologies. We have been issued more than 220 patents in the United States, the People’s Republic of China or PRC, Japan, Korea, Singapore and Taiwan.

We currently manufacture advanced single-wafer cleaning systems equipped with our SAPS, TEBO and Tahoe technologies. Our wafer cleaning technologies are protected by US Patent Numbers 8580042, 8671961, 9070723 and 9281177, as well as their corresponding international patents. We have 31 patents granted internationally protecting our SAPS technologies. We also have filed 9 international patent applications for key TEBO technologies, and 2 for Tahoe, in accordance with the Patent Cooperation Treaty, in anticipation of filing in the U.S. national phase.

In addition to the above core technologies, we have technologies for stress-free polishing, or SFP, and electrochemical plating, or ECP, that are used in certain of our tools. SFP is an integral part of the electro polishing process. Our technology was a breakthrough in electro-chemical-copper-planarization technology when it was first introduced, because it can polish, stress-free, copper layers used in copper low-K interconnects. Our innovations in SFP and ECP are reflected in US Patent Numbers 6638863 and 8518224, and their corresponding international counterparts.

We also have technologies in other semiconductor processing areas, such as wafer preparation and some specific processing steps. The wafer preparation technology is covered by US Patent Numbers 8383429 and 9295167. The specific processing steps includes US Patent Number 8598039 titled “Barrier layer removal method and apparatus.”

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

Competition

The chip equipment industry is characterized by rapid change and is highly competitive throughout the world. We compete with semiconductor equipment companies located around the world, and we may also face competition from new and emerging companies, including new competitors from the PRC. We consider our principal competitors to be those companies that provide single-wafer cleaning products to the market, including Beijing Sevenstar Science & Technology Co., Ltd., DNS Electronics LLC, Lam Research Corp., Mujin Electronics Co., Ltd., SEMES Co. Ltd. and Tokyo Electron Ltd.

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

In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new equipment into semiconductor production lines. Some manufacturers began fabricating chips for the 10nm node in 2017 and the 7nm node in 2018, and we have one customer that currently is evaluating implementation of our equipment at these nodes. Once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node as long as the supplier’s products demonstrate performance to specification in the installed base. Accordingly, we may experience difficulty in selling to a given manufacturer if that manufacturer has qualified a competitor’s equipment. If, however, that cleaning equipment constrains chip yield, we expect, based on our experience to date, that the manufacturer will evaluate implementing new equipment that cleans more effectively.

We focus on the high-end fabrication market with advanced nodes, and we believe we compete favorably with respect to the factors described above. Most of our competitors offer single-wafer cleaning products using jet spray technology, which has relatively poor particle removal efficiency for random defects less than 30nm in size and presents increased risk of damage to the fragile patterned architectures of wafers at advanced process nodes. Certain of our competitors offer single-wafer cleaning products with megasonic cleaning capability, but we believe these products, which use conventional megasonic technology, are unable to maintain energy dose uniformity on the entire wafer and often lack the ability to repeat the requisite uniform energy dose wafer to wafer in production, resulting in poor efficiency in removing random defects, longer processing time and greater loss of material. In addition, these conventional megasonic products generate transient cavitation, which results in more incidents of damage to wafer structures with feature sizes of 70nm or less. We design our cleaning tools equipped with our proprietary SAPS, TEBO and Tahoe technologies, which we believe offer better performance, much less chemical consumption, and lower cost of consumables, including at advanced process nodes of 22nm or less.

Employees

As of December 31, 2018, we had 273 full-time equivalent employees, of whom 22 were in administration, 84 were in manufacturing, 96 were in research and development, and 71 were in sales and marketing and customer services. Of these employees, 253 were located in the mainland China and Taiwan, 17 were located in Korea and 3 were based in the United States. We have never had a work stoppage, and none of our employees are represented by a labor organization or subject to any collective bargaining arrangements. We consider our employee relations to be good.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are also available free of charge on our website at www.americanrenal.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Investors should note that we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts or our website (www.acmrcsh.com), including news and announcements regarding our financial performance, key personnel, our brands and our business strategy. Information that we post on our corporate website could be deemed material to investors. We encourage investors to review the information we post on these channels. We may from time to time update the list of channels we will use to communicate information that could be deemed material and will post information about any such change on www.acmrcsh.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

We have incurred significant losses since our inception in 1998, and as of December 31, 2018 we had an accumulated deficit of $3.4 million. We may not be able to generate sufficient revenue to achieve and sustain profitability. We expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

To date we have only generated limited revenue from sales of our products. Our revenue totaled $74.6 million in 2018 and $36.5 million in 2017. In 2018 we generated net income of $6.6 million, as compared to an operating loss of $872,000 in 2017. Our ability to generate significant revenue and operate profitably depends upon our ability to commercialize our Ultra C single-wafer wet cleaning equipment. Our ability to generate significant product revenue from our current tools or future tool candidates also depends on a number of additional factors, including our ability to:

●
achieve market acceptance of Ultra C equipment based on SAPS, TEBO and Tahoe technology;
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

Our success will depend on industry chip manufacturers adopting our SAPS, TEBO and Tahoe technologies.

To date our strategy for commercializing our tools has been to place them with selected industry leaders in the manufacturing of memory and logic chips, the two largest chip categories, to enable those leading manufacturers to evaluate our technologies, and then leverage our reputation to gain broader market acceptance. In order for these industry leaders to adopt our tools, we need to establish our credibility by demonstrating the differentiated, innovative nature of our SAPS, TEBO and Tahoe technologies. Our SAPS technology has been tested and purchased by industry leaders, but has not achieved, and may never achieve, widespread market acceptance. We have initiated a similar commercialization process for our TEBO technology with a selected group of industry leaders. If these leading manufacturers do not agree that our technologies add significant value over conventional technologies or do not otherwise accept and use our tools, we may need to spend a significant amount of time and resources to enhance our technologies or develop new technologies. Even if these leading manufacturers adopt our technologies, other manufacturers may not choose to accept and adopt our tools and our products may not achieve widespread adoption. Any of the above factors would have a material adverse effect on our business, results of operations and financial condition.

If our SAPS, TEBO and Tahoe technologies do not achieve widespread market acceptance, we will not be able to compete effectively.

The commercial success of our tools will depend, in part, on gaining substantial market acceptance by chip manufacturers. Our ability to gain acceptance for our products will depend upon a number of factors, including:

●
our ability to demonstrate the differentiated, innovative nature of our SAPS, TEBO and Tahoe technologies and the advantages of our tools over those of our competitors;
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

We operate in an industry that is subject to evolving standards, rapid technological changes and changes in customer demands. Additionally, if process nodes continue to shrink to ever-smaller dimensions and conventional two-dimensional chips reach their critical performance limitations, the technology associated with manufacturing chips may advance to a point where our Ultra C equipment based on SAPS, TEBO and Tahoe technologies becomes obsolete. Accordingly, the future of our business will depend in large part upon the continuing relevance of our technological capabilities, our ability to interpret customer and market requirements in advance of tool deliveries, and our ability to introduce in a timely manner new tools that address chip makers’ requirements for cost-effective cleaning solutions. We expect to spend a significant amount of time and resources developing new tools and enhancing existing tools. Our ability to introduce and market successfully any new or enhanced cleaning equipment is subject to a wide variety of challenges during the tool’s development, including the following:

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

The chip manufacturing industry is highly concentrated, and we derive most of our revenue from a limited number of customers. In 2018, 85.7% of our revenue was derived from three customers: Yangtze Memory Technologies Co., Ltd., a leading PRC memory chip company, together with one of its subsidiaries, accounted for 38.8% of our revenue; Shanghai Huali Microelectronics Corporation, a leading PRC foundry, accounted for 23.6% of our revenue; and SK Hynix Inc., a leading Korean memory chip company, accounted for 23.3% of our revenue. In 2017, 55.2% of our revenue was derived from four customers: SK Hynix Inc. accounted for 18.1% of our revenue; Shanghai Integrated Circuit Research and Development Center Ltd., a public research consortia for the Chinese semiconductor industry, accounted for 14.1% of our revenue; JiangYin ChangDian Advanced Packaging Co. Ltd., a leading PRC foundry, accounted for 12.8% of our revenue; and Yangtze Memory Technologies Co., Ltd., together with one of its subsidiaries, accounted for 10.2% of our revenue.

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

We often incur significant research and development costs for products that are purchased by our customers only after much, or all, of the cost has been incurred or that may never be purchased. We allow some new customers, or existing customers considering new products, to evaluate products without any payment becoming due unless the product is ultimately accepted, which means we may invest $1.0 to $4.0 million in manufacturing a tool that may never be accepted and purchased or may be purchased months or even years after production. In the past we have borrowed money in order to fund first-time purchase order equipment and next-generation evaluation equipment. When we deliver evaluation equipment, or a “first tool,” we may not recognize revenue or receive payment for the tool for 24 months or longer. Even returning customers may take as long as six months to make any payments. If our sales efforts are unsuccessful after expending significant resources, or if we experience delays in completing sales, our future cash flow, revenue and profitability may fluctuate or be materially adversely affected.

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

We have provided warranties against manufacturing defects of our tools that range from 12 to 36 months in duration. Our product warranty requires us to provide labor and parts necessary to repair defects. As of December 31, 2018, we had accrued $1.7 million in liability contingency for potential warranty claims. Warranty claims substantially in excess of our expectations, or significant unexpected costs associated with warranty claims, could harm our reputation and could cause customers to decline to place new or additional orders, which could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on a limited number of suppliers for components and subassemblies used in our tools. Certain components and subassemblies of our tools have only been purchased from our current suppliers to date and changing the source of those components and subassemblies may result in disruptions during the transition process and entail significant delay and expense. We rely on Product Systems, Inc., or ProSys, as the sole supplier of megasonic transducers, a key subassembly used in our single-wafer cleaning equipment. We also rely on Ninebell Co., Ltd., or Ninebell, which is the principal supplier of robotic delivery system subassemblies used in our single-wafer cleaning equipment. An adverse change to our relationship with ProSys or Ninebell would disrupt our production of single-wafer cleaning equipment and could cause substantial harm to our business.

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

We received subsidies from local and central governmental authorities in the PRC in 2008, 2009, 2014 and 2018. These grants have provided a majority of the funding for our development and commercialization of stress-free polishing and electro copper-plating technologies. If we are unable to obtain similar governmental subsidies for development projects in the future, we may need to raise additional funds through public or private financings, strategic relationships, or other arrangements, which could force us to reduce our efforts to develop technologies beyond SAPS, TEBO and Tahoe. To the extent that we receive a lower level of, or no, governmental subsidies in the future, we may need to raise additional funds through public or private financings, strategic relationships, or other arrangements.

The success of our business will depend on our ability to manage any future growth.

We have experienced rapid growth in our business recently due, in part, to an expansion of our product offerings and an increase in the number of customers that we serve. For example, our headcount grew by 28% during 2017 and by an additional 35% during 2018. We will seek to continue to expand our operations in the future, including by adding new offices, locations and employees. Managing our growth has placed and could continue to place a significant strain on our management, other personnel and our infrastructure. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. In addition, any inability to manage our growth effectively could result in operating inefficiencies that could impair our competitive position and increase our costs disproportionately to the amount of growth we achieve. To manage our growth, we believe we must effectively:

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

Our success largely depends on the skills, experience and continued efforts of our management, technical and sales personnel, including in particular Dr. David H. Wang, our Chair of the Board, Chief Executive Officer, President and founder. In January 2018 we notified our former Chief Financial Officer of the termination of his employment effective January 24, 2018. Our Chief Accounting Officer, who joined us effective January 24, 2018, currently is serving as our interim Chief Financial Officer. We are uncertain as to when we will be able to identify and hire a successor Chief Financial Officer, and we may incur significant expense in recruiting and hiring such a successor. If one or more of our other senior management were unable or unwilling to continue their employment with us, we may not be able to replace them in a timely manner. We may incur additional expenses to recruit and retain qualified replacements. We do not currently maintain key person life insurance policies on any of our employees. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, our senior management may join a competitor or form a competing company. All of our senior management are at-will employees, which means either we or the employee may terminate their employment at any time. The loss of Dr. Wang or other key management personnel, including our former Chief Financial Officer, could significantly delay or prevent the achievement of our business objectives.

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

As of December 31, 2018, we had net operating loss carryforward amounts, or NOLs, of $17 million for U.S. federal income tax purposes and $714,000 for U.S. state income tax purposes. The federal and state NOLs will expire at various dates beginning in 2019.

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

All of our sales in 2017 and 2018 were made to customers outside the United States. Our manufacturing center has been located in Shanghai since 2006 and substantially all of our operations are located in the PRC. We expect that all of our significant activities will remain outside the United States in the future. We are subject to a number of risks associated with our international business activities, including:

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

Our results of operations and financial position could be adversely affected as a result of fluctuations in foreign currency exchange rates. Although our financial statements are denominated in U.S. dollars, a sizable portion of our costs are denominated in other currencies, principally the Chinese Renminbi and, to a lesser extent, the Korean Won. Because many of our raw material purchases are denominated in Renminbi while the majority of the purchase orders we receive are denominated in U.S. dollars, exchange rates have a significant effect on our gross margin. We have not engaged in any foreign currency exchange hedging transactions to date, and any strategies that we may use in the future to reduce the adverse impact of fluctuations in foreign currency exchange rates may not be successful. Our foreign currency exposure with respect to assets and liabilities for which we do not have hedging arrangements could have a material impact on our results of operations in periods when the U.S. dollar significantly fluctuates in relation to unhedged non-U.S. currencies in which we transact business.

Changes in government trade policies could limit the demand for our tools and increase the cost of our tools or adversely impact our supply chain.

General trade tensions between the U.S. and PRC escalated in 2018. In each of July, August and September 2018, the U.S. government imposed a round of new or higher tariffs on specified imported products originating from the PRC in response to what the U.S. government characterizes as unfair trade practices. The PRC government responded to each of these three rounds of U.S. tariff changes by imposing new or higher tariffs on specified products imported from the United States. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by U.S. and PRC leaders.

The imposition of tariffs by the U.S. and PRC governments and the surrounding economic uncertainty may negatively impact the semiconductor industry, including reducing the demand of fabricators for capital equipment such as our tools. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit the ability of our customers to manufacture or sell semiconductors or to make the manufacture or sale of semiconductors more expensive and less profitable, which could lead those customers to fabricate fewer semiconductors and to invest less in capital equipment such as our tools. In addition, if the PRC were to impose additional tariffs on raw materials, subsystems or other supplies that we source from the United States, our cost for those supplies would increase. As a result of any of the foregoing events, the imposition or new or additional tariffs may limit our ability to manufacture tools, increase our selling and/or manufacturing costs, decrease margins, or inhibit our ability to sell tools or to purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions.

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

BDO China is the independent registered public accounting firm that issued the audit report included in this report in connection with our consolidated financial statements as of, and for the years ended, December 31, 2018 and 2017. BDO China, as an auditor of companies that are traded publicly in the United States and a firm registered with the U.S. Public Company Accounting Oversight Board, or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. BDO China is located in the PRC. The PCAOB is currently unable to conduct inspections on auditors in the PRC without the approval of PRC authorities, and therefore BDO China, like other independent registered public accounting firms operating in the PRC, is currently not inspected by the PCAOB.

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

Risks Relating to Our Intellectual Property

Our success depends on our ability to protect our intellectual property, including our SAPS, TEBO and Tahoe technologies.

Our commercial success depends in part on our ability to obtain and maintain patent and trade secret protection for our intellectual property, including our SAPS, TEBO and Tahoe technologies and the design of our Ultra C equipment, as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our intellectual property is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to our products and technologies could have a material adverse effect on our financial condition and results of operations.

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

Requirements associated with being a public reporting company involve significant ongoing costs and can divert significant company resources and management attention.

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

Class B common stock has twenty votes per share and Class A common stock has one vote per share. As of March 8, 2019, stockholders who hold shares of Class B common stock, who consist principally of our executive officers, employees, directors and their respective affiliates, collectively held 72.8% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between Class B and Class A common stock, holders of Class B common stock collectively will continue to control a majority of the combined voting power of Class A common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 4.8% of all outstanding shares of Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of Class A common stock.

Future transfers by holders of Class B common stock will result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

Delaware law and provisions in our charter and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. Our charter and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●
our dual class common stock structure provides holders of Class B common stock with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the total number of outstanding shares of Class A and Class B common stock;
●
when the outstanding shares of Class B common stock represent less than a majority of the combined voting power of common stock;
●
amendments to our charter or bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;
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
●
our charter authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and
●
cumulative voting in the election of directors is prohibited.

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

Our charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.

Our charter provides that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for:

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

By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our charter related to choice of forum. The choice of forum provision in our charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Our management team has limited experience managing a public company.

The experience of the current members of our management team in managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies is limited to their experience with our company since our initial public offering in November 2017. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition and operating results.

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

Item 2: Properties

We have occupied our current corporate headquarters in Fremont, California, since February 2008, under a lease that, as amended in February 2019, extends through March 2021.

We conduct research and development, service support operations, and a portion of manufacturing in our ACM Shanghai headquarters. This facility consists of 60,000 square feet, of which 36,000 square feet are allocated for manufacturing, and is located in the Zhangjiang Hi Tech Park in Shanghai. We have leased this facility since 2007. The lease terms and its payment terms are subject to modification and extension with Zhangjiang Group from time to time. We extended the lease for a 60-month term from January 1, 2018 until January 1, 2022.

In January 2018, ACM Shanghai entered into an operating lease for a second manufacturing space located in Shanghai, ten miles from its headquarters. The lease covers a total of 103,318 square feet, of which 50,000 square feet are allocated for production. The lease term is five years and expires on January 15, 2022.

In addition, we provide sales support and customer service operations from leased office space in Jiangying and Wuxi in the PRC, and Icheon in Korea.

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

PART II

Item 5.
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

Holders of Common Stock

As of March 8, 2019, there were 14,176,690 holders of record of shares of Class A common stock and 1,898,423 holders of record of shares of Class B common stock. The actual number of holders of Class A common stock is substantially greater and includes stockholders who are beneficial owners and whose shares are held of record by banks, brokers, and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein.

Sales of Unregistered Securities

Set forth below is information regarding shares of capital stock we issued in 2018 that were not registered under the Securities Act of 1933:

(1)
We issued an aggregate of 94,694 shares of Class A common stock pursuant to the exercise of stock options at per share exercise prices ranging from $0.75 to $3.00 per share.
(2)
In March 2018 we issued 397,502 shares of Class A common stock pursuant to an exercise of a warrant issued in March 2017 in exchange for a senior secured promissory note in the principal amount of approximately $3 million.

The offer, sale and issuance of the securities described in paragraph (1) were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transaction was pursuant to a contract relating to compensation as provided under such rule. The offer, sale and issuance of the security described in paragraph (2) was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act in that the issuance of the securities to the accredited investors did not involve a public offering. The recipients of the securities in the transactions under paragraphs (1) and (2) acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. The recipients of the securities in these transactions were accredited investors under Rule 501 of Regulation D.

Transfer Agent

The transfer agent and registrar for the Class A common stock and the Class B common stock is Computershare Trust Company, N.A.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this report. In addition to historical information, the following discussion contains forward-looking statements that involves risks, uncertainties and assumptions. See “Forward-Looking Statements and Statistical Data” at page 2 of this report. Please read “Item1A. Risk Factors” for a discussion of factors that could cause our actual results to differ materially from our expectations

Overview

We supply advanced, innovative capital equipment developed for the global semiconductor industry. Fabricators of advanced integrated circuits, or chips, can use our single-wafer wet-cleaning tools in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these tools for use in fabricating foundry, logic and memory chips, including dynamic random-access memory (or DRAM) and 3D NAND-flash memory chips. We also develop, manufacture and sell a range of advanced packaging tools to wafer assembly and packaging customers.

Selling prices for our single-wafer wet-cleaning tools range from $2 million to more than $5 million. Revenue from single-wafer wet-cleaning tools totaled $68.5 million, or 92% of total revenue, in 2018 and $27.1 million, or 74% of total revenue, in 2017. Our customers for single-wafer wet-cleaning tools include Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, SK Hynix Inc. and Yangtze Memory Technologies Co., Ltd.

We focus our selling efforts on establishing a referenceable base of leading foundry, logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this customer base will help us penetrate the mature chip manufacturing markets and build credibility with additional industry leaders. Using a “demo-to-sales” process, we have placed evaluation equipment, or “first tools,” with a number of selected customers. Since 2009 we have delivered more than 55 single-wafer wet cleaning tools, more than 50 of which have been accepted by customers and thereby generated revenue to us and the balance of which are awaiting customer acceptance should contractual conditions be met.

Since our formation in 1998, we have focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our wet-cleaning equipment has been developed using our key proprietary technologies:

●
Space Alternated Phase Shift, or SAPS, technology for flat and patterned wafer surfaces, which employs alternating phases of megasonic waves to deliver megasonic energy in a highly uniform manner on a microscopic level;
●
Timely Energized Bubble Oscillation, or TEBO, technology for patterned wafer surfaces at advanced process nodes, which provides effective, damage-free cleaning for 2D and 3D patterned wafers with fine feature sizes; and
●
Tahoe technology for cost and environmental savings, which delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools.

We have been issued more than 220 patents in the United States, the People’s Republic of China or PRC, Japan, Korea, Singapore and Taiwan.

We conduct substantially all of our product development, manufacturing, support and services in the PRC. All of our tools are built to order at our manufacturing facilities in Shanghai, which encompass 86,000 square feet of floor space for production capacity. Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO and Tahoe technologies, and enable us to design innovative products and solutions to address their needs.

Corporate Background

ACM Research was incorporated in California in 1998 and redomesticated in Delaware in 2016. We perform strategic planning, marketing, and financial activities at our global corporate headquarters in Fremont, California.

Initially we focused on developing tools for chip manufacturing process steps involving the integration of ultra-low-K materials and copper. In the early 2000s we sold tools based on stress-free copper polishing technology.

To help us establish and build relationships with chip manufacturers in the PRC, in 2006 we moved our operational center to Shanghai and began to conduct our business through our subsidiary ACM Shanghai. In 2007 we began to focus our development efforts on single-wafer wet-cleaning solutions for the front-end chip fabrication process.

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

In December 2017 we formed a wholly owned subsidiary in the Republic of Korea, ACM Research Korea CO., LTD., to serve our customers based in the Republic of Korea and perform sales, marketing, and research and development activities. We currently conduct the majority of our product development, support and services, and substantially all of our manufacturing at ACM Shanghai. Our Shanghai operations position us to be near many of our current and potential new customers in the PR (including Taiwan), Korea and throughout Asia, providing convenient access and reduced shipping and manufacturing costs.

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

In September 2018, we announced the opening of a second factory in the Pudong region of Shanghai. The new facility has a total of 50,000 square feet of available floor space for production capacity. This is in addition to our first factory in the Pudong Region of Shanghai, which has a total of 36,000 square feet of available floor space.

Recent Equity Transactions

Issuance and Subsequent Exercise of Warrant

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

IPO and Concurrent Private Placements

In November 2017 we issued 2,233,000 shares of Class A common stock and received net proceeds of $11.7 million from our initial public offering, or the IPO, and concurrently we issued an additional 1,333,334 shares of Class A common stock through a private placement for net proceeds of $7.1 million.

Acquisition of Outstanding Minority Interests in ACM Shanghai

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

Key Components of Results of Operations

Revenue

We develop, manufacture and sell single-wafer wet cleaning equipment and custom-made wafer assembly and packaging equipment. Because we currently sell tools to a small number of customers and we customize those tools to fulfill the customers’ specific requirements, our revenue generation fluctuates, depending on the length of the sales, development and evaluation phases:

●
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
●
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
●
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
●
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

We expect our sales prices generally to range from $2 million to more than $5 million for our single-wafer wet cleaning tools. The sales price of a particular tool will vary depending upon the required specifications. We have designed equipment models using a modular configuration that we customize to meet customers’ technical specifications. For example, our Ultra C models for SAPS, TEBO and Tahoe solutions use common modular configurations that enable us to create a wet-cleaning tool meeting a customer’s specific requirements, while using pre-existing designs for chamber, electrical, chemical delivery and other modules.

Because of the relatively large purchase prices of our tools, customers generally pay in installments. For a customer’s repeat purchase of a particular type of tool, the specific payment terms are negotiated in connection with acceptance milestones of a purchase order. Based on our limited experience with repeat sales of our tools, we expect that we will receive an initial payment upon delivery of a tool in connection with a repeat purchase, with the balance being paid once the tool has been tested and accepted by the customer. Our sales arrangements for repeat purchases do not include a general right of return.

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

All of our sales in 2018 and 2017 were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.

We utilize the guidance set forth in Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), of the Financial Accounting Standards Board, or FASB, regarding the recognition, presentation and disclosure of revenue in our financial statements as described below under “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition.”

We offer extended maintenance service contracts to provide services such as trouble-shooting or fine-tuning tools, and installing spare parts, following expiration of applicable initial warranty coverage periods, which for sales to date have extended from 12 to 36 months as described under “—Critical Accounting Policies and Significant Judgments and Estimates—Warranty.” A limited number of the single-wafer wet cleaning tools we have sold to date are no longer covered by their initial warranties. In 2018 and 2017, we received payments for parts and labor for service activities provided from time to time, but as of December 31, 2018 we had not yet entered into extended maintenance service contracts with respect to any of the tools for which initial warranty coverage had expired. We expect to enter into extended maintenance service contracts with customers as additional initial warranties expire, but we do not expect revenue from extended maintenance service contracts to represent a material portion of our revenue in the future.

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

Gross Margin

Our gross margin was 46.2% in 2018 and 47.2% in 2017. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to range between 40% and 45% for the foreseeable future, with direct manufacturing costs approximating 50% to 55% of revenue and overhead costs totaling approximately 5% of revenue.

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

Sales and Marketing

Sales and marketing expense accounted for 12.9% of our revenue in 2018 and 15.1% of our revenue in 2017. Sales and marketing expense consists primarily of:

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

Research and Development

Research and development expense accounted for 13.9% of our revenue in 2018 and 14.1% of our revenue in 2017. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

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

We expect that, for the foreseeable future, research and development expense will increase in absolute dollars and will range between 18% and 22% of revenue, as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our existing single-wafer wet cleaning products and to develop future product offerings to build and maintain our technology leadership position.

General and Administrative

General and administrative expense accounted for 10.7% of our revenue in 2018 and 16.1% of our revenue in 2017. General and administrative expense consists primarily of:

●
compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;
●
professional fees, including accounting and legal fees;
●
other corporate expenses; and
●
allocated overhead for rent and utilities.

We expect that, for the foreseeable future, general and administrative expense will increase in absolute dollars, as we incur additional costs associated with growing our business and operating as a public company, but will continue to decrease as a percentage of our total revenue.

Stock-Based Compensation Expense

We grant stock options to employees and non-employee consultants and directors, and we accounts for those stock-based awards in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees, each as adopted by the FASB.

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

Cost of revenue and operating expenses during the periods presented below have included stock-based compensation as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Stock-Based Compensation Expense:
Cost of revenue	$71	$21
Sales and marketing expense	120	53
Research and development expense	255	50
General and administrative expense	2,917	1,499
	$3,363	$1,623

We recognized stock-based compensation expense to employees of $0.7 million in 2018 and $0.3 million in 2017. As of December 31, 2018 and 2017, we had $2.4 million and $0.7 million of total unrecognized employee share-based compensation expense, net of estimated forfeitures, related to unvested share-based awards. These are expected to be recognized over a weighted-average period of 1.62 years and 1.77 years, respectively.

We recognized stock-based compensation expense to non-employees of $2.7 million in 2018 and $1.4 million in 2017. The fair value of each option granted to a non-employee is re-measured at each period end until the vesting date.

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

The PRC governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $1.5 million in 2018 and $3.4 million in 2017.
●
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled $0.1 million in 2018 and in 2017.

Net Income Attributable to Non-Controlling Interests

From January 1, 2015 to August 31, 2017, ACM Research owned 62.87% of the equity interests of ACM Shanghai, with three non-controlling, unrelated investors holding the remainder. ACM Research acquired all of the non-controlling interests from minority investors in several transactions during 2017. Following these transactions, ACM Research owned 100% of the ACM Shanghai subsidiary.

How We Evaluate Our Operations

We present information below with respect to four measures of financial performance:

●
We define “shipments” of tools to include (a) a “repeat” delivery to a customer of a type of tool that the customer has previously accepted, for which we recognize revenue upon delivery, and (b) a “first-time” delivery of a “first tool” to a customer on an approval basis, for which we may recognize revenue in the future if contractual conditions are met and customer acceptance is received.
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

Shipments

Shipments consist of two components:

●
a shipment to a customer of a type of tool that the customer has previously-accepted, for which we recognize revenue when the tool is delivered; and
●
a shipment to a customer of a type of tool that the customer is receiving and evaluating for the first time, in each case a “first tool,” for which we may recognize revenue at a later date, subject to the customer’s acceptance of the tool upon the tool’s satisfaction of applicable contractual requirements.

“First tool” shipments can be made to either an existing customer that not previously accepted that specific type of tool in the past ─ for example, a delivery of SAPS V tool to a customer that previously had received only SAPS II tools ─ or to a new customer that has never purchased any tool from us.

Shipments for the year ended December 31, 2018 totaled $95.1 million, as compared to $40.1 million of shipments in the year ended December 31, 2017.

The dollar amount attributed to a “first tool” shipment is equal to the consideration we expect to receive if any and all contractual requirements are satisfied and the customer accepts the tool. There are a number of limitations related to the use of shipments in evaluating our business, including that customers have significant discretion in determining whether to accept our tools and their decision not to accept delivered tools is likely to result in our inability to recognize revenue from the delivered tools.

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

The following table reconciles net income (loss), the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Year Ended December 31,
	2018	2017
	（in thousands）
Adjusted EBITDA Data:
Net income (loss) attributable to ACM Research, Inc.	$6,574	$(318)
Interest expense, net	469	268
Income tax expense	806	547
Depreciation and amortization	417	271
Stock-based compensation	3,363	1,622
Adjusted EBITDA	$11,629	$2,390

Adjusted EBITDA in 2018, as compared to $2.4 million in 2017 reflected principally an increase of $6.9 million in net income and $1.7 million increase in stock-based compensation. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Key Components of Results of Operations—PRC Government Research and Development Funding.”

Free Cash Flow

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended December 31,
	2018	2017
	（in thousands）
Free Cash Flow Data:
Net cash provided by (used in) operating activities	$6,909	$(8,101)
Purchase of property and equipment	(1,830)	(651)
Purchase of intangible assets	(241)	(115)
Free cash flow	$4,839	$(8,867)

Free cash flow in 2018, as compared to 2017, reflected the factors driving net cash provided by (used in) operating activities, principally increase in net income, accounts payable, advance from customers, and offset by increase in inventories, prepaid expenses. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

Adjusted Operating Income

Adjusted operating income excludes stock-based compensation from income (loss) from operations. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. The use of non-GAAP financial measures excluding stock-based compensation has limitations, however. If we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher and our cash holdings would be less. The following tables reflect the exclusion of stock-based compensation, or SBC, from line items comprising income (loss) from operations:

	Year Ended December 31,
	2018			2017
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Adjusted Operating Income:
Revenue	$74,643	$-	$74,643	$36,506	$-	$36,506
Cost of revenue	(40,194)	(71)	(40,123)	(19,281)	(21)	(19,260)
Gross profit	34,449	(71)	34,520	17,225	(21)	17,246
Operating expenses:
Sales and marketing	(9,611)	(120)	(9,491)	(5,500)	(53)	(5,447)
Research and development	(10,380)	(255)	(10,125)	(5,138)	(50)	(5,088)
General and administrative	(7,987)	(2,917)	(5,070)	(5,887)	(1,499)	(4,388)
Income (loss) from operations	$6,471	$(3,363)	$9,834	$700	$(1,623)	$2,323

Adjusted operating income in 2018, as compared to 2017 reflected increases in operating income of $5.8 million and stock-based compensation of $1.7 million.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 and its related clarifying ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods.

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments, or the New Revenue Standard, to all contracts that were not completed as of January 1, 2018 using the modified retrospective method. We do not have open contracts that may result in any changes to revenues applying the New Revenue Standard.

We derive revenue principally from the sale of single-wafer wet cleaning equipment. Revenue from contracts with customers is recognized using the following five steps pursuant to the New Revenue Standard:

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

The unit of account for revenue recognition is a performance obligation (a good or service). A contract may contain one or more performance obligations. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise performance obligations are combined with other promised goods or services until we identify a bundle of goods or services that is distinct. Promises in contracts which do not result in the transfer of a good or service are not performance obligations, as well as those promises that are administrative in nature, or are immaterial in the context of the contract. We have addressed whether various goods and services promised to the customer represent distinct performance obligations. We applied the guidance of ASC Topic 606-10-25-16 through 18 in order to verify which promises should be assessed for classification as distinct performance obligations. Our contracts with customers include more than one performance obligation. For example, the delivery of a piece of equipment generally includes the promise to install the equipment in the customer’s facility. Our performance obligations in connection with a sale of equipment generally include production, delivery and installation, together with the provision of a warranty.

The transaction price is allocated to all the separate performance obligations in an arrangement. It reflects the amount of consideration to which we expect to be entitled in exchange for transferring goods or services, which may include an estimate of variable consideration to the extent that it is probable of not being subject to significant reversals in the future based on our experience with similar arrangements. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes. This is done on a relative selling price basis using standalone selling prices, or SSP. The SSP represents the price at which we would sell that good or service on a standalone basis at the inception of the contract. Given the requirement for establishing SSP for all performance obligations, if the SSP is directly observable through standalone sales, then such sales should be considered in the establishment of the SSP for the performance obligation. All of our products were sold in stand-alone arrangements, we do not have observable SSPs for most performance obligations as they are not regularly sold on a standalone basis. Production, delivery and installation of a product, together with provision of a warranty, are a single unit of accounting.

We recognize revenue when we satisfy each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time (upon the acceptance of the products or upon the arrival at the destination as stipulated in the shipment terms) in a sale arrangement. In general, we recognize revenue when a tool has been demonstrated to meet the customer’s predetermined specifications and is accepted by the customer. If terms of the sale provide for a lapsing customer acceptance period, we recognize revenue as of the earlier of the expiration of the lapsing acceptance period and customer acceptance. In the following circumstances, however, we recognize revenue upon shipment or delivery, when legal title to the tool is passed to a customer as follows:

●
when the customer has previously accepted the same tool with the same specifications and we can objectively demonstrate that the tool meets all of the required acceptance criteria;
●
when the sales contract or purchase order contains no acceptance agreement or lapsing acceptance provision and we can objectively demonstrate that the tool meets all of the required acceptance criteria;
●
when the customer withholds acceptance due to issues unrelated to product performance, in which case revenue is recognized when the system is performing as intended and meets predetermined specifications; or
●
when our sales arrangements do not include a general right of return.

We offer post-warranty period services, which consist principally of the installation and replacement of parts and small-scale modifications to the equipment. The related revenue and costs of revenue are recognized when parts have been delivered and installed, risk of loss has passed to the customer, and collection is probable. We do not expect revenue from extended maintenance service contracts to represent a material portion of its revenue in the future. As such, we have concluded that its revenue recognition under the adoption of the New Revenue Standard will remain the same as previously reported and will not have material impacts to its consolidated financial statements.

We incur costs related to the acquisition of its contracts with customers in the form of sales commissions. Sales commissions are paid to third party representatives and distributors. Contractual agreements with these parties outline commission structures and rates to be paid. Generally speaking, the contracts are all individual procurement decisions by the customers and are not for significant periods of time, nor do they include renewal provisions. As such, all contracts have an economic life of significantly less than a year. Accordingly, we expense sales commissions when incurred in accordance with the practical expedient in the New Revenue Standard when the underlying contract asset is less than one year. These costs are recorded within sales and marketing expenses.

Generally, all contracts have expected durations of one year or less. Accordingly, we apply the practical expedient allowed in the New Revenue Standard and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

We do not incur any costs to fulfill the contracts with customers that are not already reported in compliance with another applicable standard (for example, inventory or plant, property and equipment).

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

●
Prior to our initial public offering in November 2017, or the IPO, the board of directors considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock. The factors included: contemporaneous third-party valuations of our common stock; the prices, rights, preferences and privileges of our preferred stock relative to the common stock; the prices of convertible preferred stock sold by us to third-party investors; our operating and financial results; the lack of marketability of our common stock; the U.S. and global economic and capital market conditions and outlook; and the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions. Since the IPO, we have used the market closing price for the Class A common stock as reported on the Nasdaq Global Market to determine the fair value of the Class A common stock.
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

For employee stock option grants made during the years ended December 31, 2018 and 2017, the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of those grants were as follows:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.55%-2.96%	2.21%-2.22%
Expected volatility	39.14%-43.00%	28.62%-29.18%
Expected term (in years)	6.25	6.25
Expected dividend yield	0%	0%

For non-employee stock option grants made during the years ended December 31, 2018 and 2017, the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of those grants were as follows:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.39%-2.94%	1.62%-2.43%
Expected volatility	40.24%-45.48%	28.71% - 29.41%
Expected term ( in years)	2.58-5.36	3.58-6.25
Expected dividend yield	0%	0%

The following table summarizes by grant date the number of shares of common stock underlying stock options granted since January 1, 2017, as well as the associated per share exercise price and the estimated fair value per share of common stock on the grant date:

Grant Dates	Number of Common Shares Underlying Options Granted	Exercise Price per Common Share	Estimated Fair Value per Common Share
May 1, 2015	783,338	$1.50	$1.50
September 8, 2015	263,335	1.50	1.50
December 28, 2016	1,424,596	3.00	2.28
March 9, 2017	33,334	7.50	7.50
May 9, 2017	183,335	7.50	7.50
November 2, 2017	120,002	5.60	5.60
January 25, 2018	500,000	5.31	5.31
August 1, 2018	245,700	13.85	13.85

As of December 31, 2018, the unrecognized compensation cost related to outstanding options was $2.4 million and is expected to be recognized as expense over a weighted-average of 1.62 years. As of December 31, 2017, the unrecognized compensation cost related to outstanding options was $729,000 and is expected to be recognized as expense over a weighted-average of 1.77 years.

As of December 31, 2018, we had outstanding stock options to acquire an aggregate of 3,715,779 shares of Class A common stock with an intrinsic value of $27.1 million. Of those outstanding options, (a) 2,273,880 shares had vested as of December 31, 2018, representing an intrinsic value of $20.0 million and (b) 1,441,899 shares were unvested, representing an intrinsic value of $7.1 million.

Inventory

Inventories consist of finished goods, raw materials, work-in-process and consumable materials. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Inventory is stated at the lower of cost and net recognizable value of the inventory at December 31, 2018 and 2017. The cost of a general inventory item is determined using the weighted average method. The cost of an inventory item purchased specifically for a customized tool is determined using the specific identification method. Market value is determined as the lower of replacement cost and net realizable value, which is the estimated selling price, in the ordinary course of business, less estimated costs to complete or dispose.

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

Valuation of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than we had originally estimated. When these events or changes occur, we evaluate the impairment of the long-lived assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying value of the assets, we recognize an impairment loss based on the excess of the carrying value over the fair value. No impairment charge was recognized in 2018 and 2017.

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

We maintained a partial valuation allowance as of December 31, 2018 with respect to certain net deferred tax assets based on our estimates of recoverability. We determined that the partial valuation allowance was appropriate given our historical operating losses and uncertainty with respect to our ability to generate profits from our business model sufficient to take advantage of the deferred tax assets in all applicable tax jurisdictions.

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

Foreign Currency Translation

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency, while the functional currency of our subsidiaries in the PRC is RMB, and the functional currency of our subsidiary in Korea is the Korean Won. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of the transactions. Any difference between the initially recorded amount and the settlement amount is recorded as a gain or loss on foreign currency transaction in our consolidated statements of operations. Monetary assets and liabilities denominated in a foreign currency are translated at the functional currency rate of exchange as of the date of a consolidated balance sheet. Any difference is recorded as a gain or loss on foreign currency translation in the appropriate consolidated statement of operations. In accordance with the FASB’s ASC Topic 830, Foreign Currency Matters, we translate the assets and liabilities into U.S. dollars from RMB using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in stockholders’ equity as part of accumulated other comprehensive income.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements impacting our company, see Note 2 in the Notes to Consolidated Financial Statements include herein under “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Year Ended December 31,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	53.8	52.8
Gross margin	46.2	47.2
Operating expenses:
Sales and marketing	12.9	15.1
Research and development	13.9	14.1
General and administrative	10.7	16.1
Total operating expenses, net	37.5	45.3
Income (loss) from operations	8.7	1.9
Interest expense, net	(0.6)	(0.7)
Other income (expense), net	1.7	(2.4)
Equity income in net income of affiliates	0.2	-
Income (loss) before income taxes	9.9	(1.1)
Income tax expense	(1.1)	(1.5)
Net income (loss)	8.8	(2.6)
Less: Net income (loss) attributable to noncontrolling interests	-	(1.5)
Net income( loss) attributable to ACM Research, Inc.	8.8%	(1.1)%

Comparison of Year Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,		% Change
	2018	2017	2018 v 2017
	(in thousands)
Revenue	$74,643	$36,506	104%

Revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 increased by $38.1 million. The increase was due to a $41.4 million increase in revenue from single-wafer wet cleaning tools to our front-end customers, offset in part by a $3.2 million decline in revenue of tools to our back-end customers. Our revenue for 2018 compared to 2017 reflected significant growth for three of our large front-end customers, partly offset by a decline at one front-end and one back-end customer.

Cost of Revenue and Gross Margin

	Year Ended December 31,		% Change
	2018	2017	2018 v 2017
	(in thousands)
Cost of revenue	$40,194	$19,281	108%
Gross profit	$34,449	$17,225	100
Gross margin	46.2%	47.2%	(1.0)%

Cost of revenue increased $20.9 million, and gross profit increased $17.2 million, for the year ended December 31, 2018 compared to 2017, reflecting the growth in sales. Gross margin decreased by 100 basis points primarily due to sales of relatively lower-margin tools to new customers for the year ended December 31, 2018. The higher margin in 2017 was primarily due to one system manufactured under the government subsidies (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), which were sold for the amounts of $1.6 million for the years ended December 31, 2017. Costs associated with these systems were recorded as research and development expenses as the relevant product development on these systems was applied to future systems.

Operating Expenses

	Year Ended December 31,		% Change
	2018	2017	2018 v 2017
	(in thousands)
Sales and marketing expense	$9,611	$5,500	75%
Research and development expense	10,380	5,138	102
General and administrative expense	7,987	5,887	36
Total operating expenses, net	$27,978	$16,525	69%

Sales and marketing expense increased $4.1 million for the year ended December 31, 2018 as compared in 2017, primarily due to an increase in employee count, salaries and sales commissions.

Research and development expense increased $5.2 million for the year ended December 31, 2018 as compared to 2017, primarily due to an increase in employee count, salaries and research and development parts. Research and development expense represented 13.9% and 14.1% of our revenue in 2018 and 2017, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $11.9 million, or 15.9% of revenue, in 2018 and $8.6 million, or 23.4% of revenue, in 2017.

General and administrative expense increased $2.1 million for the year ended December 31, 2018 as compared to 2017, principally resulting from increases of $1.4 million in stock-based compensation expense and $523,000 in personnel-related costs.

Other Income and Expenses

	Year Ended December 31,		% Change
	2018	2017	2018 v 2017
	(in thousands)
Interest expense, net	$(469)	$(268)	75%
Other income (expense), net	1,255	(794)	(258)%

Interest expense consists of interest incurred from outstanding short-term borrowings. Interest expense increased to $469,000 in 2018 from $268,000 in 2017, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in 2018 and 2017.

Other income (expense), net primarily reflects (a) gains or losses recognized from the effect of exchange rates on our foreign currency-denominated asset and liability balances and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above. Our other income was $1.3 million in 2018 due primarily to a weaker RMB to U.S. dollar exchange rate, compared to a $794,000 loss in 2017 due to a stronger RMB to U.S. dollar exchange rate.

Income Tax Expense Benefit

The following presents components of income tax (expense) for the indicated periods:

	Year Ended December 31,
	2018	2017
	(in thousands)
Current:
U.S. federal	$-	$-
U.S. state		-
Foreign	(1,149)	-
Total current income tax expense	(1,149)	-
Deferred:
U.S. federal	-	-
U.S. state
Foreign	343	(547)
Total deferred income (expense) benefit	343	(547)
Total current income tax expense	$(806)	$(547)

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

As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in 2018.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for PRC income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services. Our two PRC subsidiaries, ACM Shanghai and ACM Wuxi, are liable for PRC corporate income taxes at the rates of 15% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, with an effective period of three years.

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

Liquidity and Capital Resources

During the year ended December 31, 2018, we funded our technology development and operations principally through issuance of an additional series of convertible preferred stock, short-term borrowings by ACM Shanghai from local financial institutions, and application of proceeds of the IPO and concurrent private placements in November 2017. During the year ended December 31, 2018, we funded our technology development and operations principally through application of proceeds of the IPO and concurrent private placements, operating cash flow, and short-term borrowings by ACM Shanghai from local financial institutions.

We believe our existing cash and cash equivalents, our cash flow from operating activities, and short-term bank borrowings by ACM Shanghai will be sufficient to meet our anticipated cash needs for at least the next twelve months from the issuance date of financial statement. We do not expect that our anticipated cash needs for the next twelve months will require our receipt of any PRC government subsidies. Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, and the timing of investment in our research and development as well as sales and marketing. To the extent our cash and cash equivalents, cash flow from operating activities and short-term bank borrowings are insufficient to fund our future activities in accordance with our strategic plan, we may determine to raise additional funds through public or private debt or equity financings or additional bank credit arrangements. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is necessary or desirable, we may not be able to obtain bank credit arrangements or to affect an equity or debt financing on terms acceptable to us or at all.

Sources of Funds

Cash Flow from Operating Activities. Our operations provided cash flow of $6.9 million in 2018. Our cash flow from operating activities is influenced by (a) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (b) increases in the number of customers using our products, and (c) the amount and timing of payments by customers.

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at December 31, 2018
				(in thousands)
Bank of China Pudong Branch	August 2018	August 2019	5.22%	RMB30,000	RMB30,000
				$4,372	$4,372
Bank of Shanghai Pudong Branch	February 2018	January 2019	5.15%	RMB50,000	RMB24,836
				$7,800	$3,618
Shanghai Rural Commercial Bank	January 2018	January 2019	5.44%	RMB10,000	RMB10,000
				$1,457	$1,457
				RMB90,000	RMB64,836
				$13,629	$9,447

Equity and Equity-Related Securities. During year ended on December 31, 2018, we received proceeds of $528,000 from sales of common stock pursuant to option exercises.

(1)
Converted from RMB to dollars as of December 31, 2018

All of the amounts owing under the line of credit with Bank of China Pudong Branch are secured by ACM Shanghai’s intellectual property and guaranteed by Dr. David Wang (“Dr. Wang”), our Chair of the Board, Chief Executive Officer, President and Chair of the Board. All of the amounts owing under the lines of credit with Bank of Shanghai Pudong Branch are guaranteed by Dr. Wang. All of the amounts owing under the line of credit with Shanghai Rural Commercial Bank are secured by accounts receivable and guaranteed by Dr. Wang.

Government Research and Development Grants. As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received $200,000 of such grants in 2018 as compared to $2.5 million of such grants in 2017. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital

The following table sets forth selected working capital information:

December 31, 2018
(in thousands)
Cash and cash equivalents	$27,124
Accounts receivable, less allowance for doubtful amounts	24,608
Inventory	38,764
Total	$90,496

Our cash and cash equivalents at December 31, 2018 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Capital Expenditures. We incurred $2.1 million capital expenditures in 2018.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that they will materially affect our business in the foreseeable future. Any impact of inflation on cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the price of our product offerings.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission, except the lease commitment described in above “Contractual Obligations and Requirements.”

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

Item 8.
Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm	64

Consolidated Balance Sheets as of December 31, 2018 and 2017	66

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years ended December 31, 2018 and 2017	67

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2018 and 2017	68

Consolidated Statements of Cash Flows for the Years ended December 31, 2018 and 2017	69

Notes to Consolidated Financial Statements	70

 Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
ACM Research, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ACM Research, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Shenzhen, The People’s Republic of China

March 14, 2019

ACM RESEARCH, INC.
Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$27,124	$17,681
Accounts receivable, less allowance for doubtful accounts of $0 and $0 as of December 31, 2018 and 2017, respectively (note 3)	24,608	26,762
Other receivables	3,547	2,491
Inventories (note 4)	38,764	15,388
Prepaid expenses	1,985	546
Other current assets	-	46
Total current assets	96,028	62,914
Property, plant and equipment, net (note 5)	3,708	2,340
Intangible assets, net	274	106
Deferred tax assets (note 15)	1,637	1,294
Investment in affiliates, equity method (note 10)	1,360	1,237
Other long-term assets	40	-
Total assets	103,047	67,891
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	9,447	5,095
Warrant liability (note 8)	-	3,079
Accounts payable	16,673	7,419
Advances from customers	8,417	143
Income taxes payable	1,193	44
Other payables and accrued expenses (note 7)	10,410	6,037
Total current liabilities	46,140	21,817
Other long-term liabilities (note 9)	4,583	6,217
Total liabilities	50,723	28,034
Commitments and contingencies (note 16)
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 100,000,000 shares authorized as of December 31, 2018 and 2017. 14,110,315 shares issued and outstanding as of December 31, 2018 and 12,935,546 shares issued and outstanding as of December 31, 2017 (note 13)	1	1
Common stock–Class B, par value $0.0001: 7,303,533 shares authorized as of December 31, 2018 and 2017. 1,898,423 shares issued and outstanding as of December 31, 2018 and 2,409,738 shares issued and outstanding as of December 31, 2017 (note 13)	-	-
Additional paid in capital	56,567	49,695
Accumulated deficit	(3,387)	(9,961)
Accumulated other comprehensive income (loss)	(857)	122
Total stockholders’ equity	52,324	39,857
Total liabilities and stockholders’ equity	$103,047	$67,891

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2018	2017
	( In thousands, except share and per share data)
Revenue	$74,643	$36,506
Cost of revenue	40,194	19,281
Gross profit	34,449	17,225
Operating expenses:
Sales and marketing	9,611	5,500
Research and development	10,380	5,138
General and administrative	7,987	5,887
Total operating expenses, net	27,978	16,525
Income from operations	6,471	700
Interest income	29	9
Interest expense	(498)	(277)
Other income (expense), net	1,255	(794)
Equity income in net income of affiliates	123	37
Income (Loss) before income taxes	7,380	(325)
Income tax expense (note 15)	(806)	(547)
Net income (loss)	6,574	(872)
Less: Net loss attributable to non-controlling interests	-	(554)
Net income (loss) attributable to ACM Research, Inc.	$6,574	$(318)
Comprehensive income (loss)
Net income (loss)	6,574	(872)
Foreign currency translation adjustment	(979)	472
Comprehensive income (loss)	5,595	(400)
Less: Comprehensive loss attributable to non-controlling interests	-	(369)
Total comprehensive income (loss) attributable to ACM Research, Inc. (note 2)	$5,595	$(31)

Net income (loss) attributable to ACM, Inc. per common share (note 2):
Basic	$0.42	(0.05)
Diluted	$0.37	$(0.05)

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	15,788,460	6,865,390
Diluted	17,912,105	6,865,390

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock
	Series A		Series B		Series C		Series D		Series E		Series F			Common Stock Class A		Common Stock Class B
	shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2016	385,000	$288	1,572,000	$1,572	1,360,962	$2,041	1,326,642	$4,975	—	$—	3,663,254	$9,158	$18,034	2,228,740	$1	2,409,738	$1	$7,620	$(9,643)	$(413)	$4,919	$2,485
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(318)	—	(554)	(872)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	535	185	720
Exercise of stock option	—	—	—	—	—	—	—	—	—	—	—	—	—	472,887	—	—	—	396	—	—	—	396
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,622	—	—	—	1,622
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,258)	—	—	(4,550)	(20,808)
Issuance of Series E Preferred Stock	—	—	—	—	—	—	—	—	4,998,508	$5,800	—	—	5,800	—	—	—	—	—	—	—	—	—
Issuance of Common Stock to Ninebell	—	—	—	—	—	—	—	—	—	—	—	—	—	133,334	—	—	—	1,000	—	—	—	1,000
Issuance of Common Stock to Shanghai and Pudong VC	—	—	—	—	—	—	—	—	—	—	—	—	—	1,906,674	—	—	—	14,299	—	—	—	14,299
Convertible preferred shares converted to common shares in connection with initial public offering	(385,000)	(288)	(1,572,000)	(1,572)	(1,360,962)	(2,041)	(1,326,642)	(4,975)	(4,998,508)	(5,800)	(3,663,254)	(9,158)	(23,834)	4,627,577	—	—	—	23,834	—	—	—	23,834
Proceeds from initial public, net of capitalized IPO cost and issuance costs of $2,791	—	—	—	—	—	—	—	—	—	—	—	—	—	3,566,334	—	—	—	17,181	—	—	—	17,181
Reclassification of reverse split par value	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	1	—	—	—	—

Balance at December 31, 2017	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	12,935,546	$1	2,409,738	$-	$49,695	$(9,961)	$122	$-	$39,857
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,574	—	—	6,574
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(979)	—	(979)
Exercise of stock option	—	—	—	—	—	—	—	—	—	—	—	—	—	265,952	—	—	—	528	—	—	—	528
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,363	—	—	—	3,363
Conversion of class B common shares to Class A common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	511,315	—	(511,315)	—	—	—	—	—	—
Exercise of common stock warrant issued to SMC	—	—	—	—	—	—	—	—	—	—	—	—	—	397,502	—	—	—	2,981	—	—	—	2,981
Balance at December 31, 2018	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	14,110,315	$1	1,898,423	$-	$56,567	$(3,387)	$(857)	$-	$52,324

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$6,574	$(872)
Adjustments to reconcile net loss from operations to net cash provided by operating activities
Depreciation and amortization	417	271
Equity income in net income of affiliates	(123)	(37)
Deferred income taxes	(405)	659
Stock-based compensation	3,363	1,622
Loss on disposals of fixed assets, intangible assets and other long-term assets	-	1
Net changes in operating assets and liabilities:
Accounts receivable	883	(9,757)
Other receivables	(1,171)	332
Inventory	(24,083)	(3,073)
Prepaid expenses	(1,494)	256
Other current assets	44	8
Accounts payable	9,825	1,905
Advances from customers	8,316	(127)
Income tax payable	1,149	-
Other payables and accrued expenses	4,954	1,789
Other long-term liabilities	(1,340)	(1,078)
Net cash provided by (used in) operating activities	6,909	(8,101)

Cash flows from investing activities:
Purchase of property and equipment	(1,830)	(651)
Purchase of intangible assets	(241)	(115)
Loan to related party	-	(946)
Purchase of non-controlling interest	-	(20,808)
Investments in unconsolidated equity method affiliates	-	(1,200)
Net cash used in investing activities	(2,071)	(23,720)

Cash flows from financing activities:
Proceeds from short-term borrowings	17,726	11,154
Repayments of short-term borrowings	(13,131)	(11,110)
Proceeds from stock option exercise to common stock	528	396
Proceeds from issuance of Series E convertible preferred stock	-	5,800
Proceeds from issuance of common stock in connection with initial public offering and concurrent private placement	-	18,717
Payment of initial public offering expenses	-	(1,537)
Investment in affiliates	-	1,000
Proceeds from issuance of common stock for non-controlling interest purchase	-	14,300
Net cash provided by financing activities	5,123	38,720

Effect of exchange rate changes on cash and cash equivalent	$(518)	$663
Net increase in cash and cash equivalent	$9,443	$7,562

Cash and cash equivalents at beginning of period	17,681	10,119
Cash and cash equivalents at end of period	$27,124	$17,681

Supplemental disclosure of cash flow information:
Interest paid	$498	$277
Non-cash financing activities:
Preferred stock conversion to common stock in connection with initial public offering	$-	$23,834
Warrant conversion to common stock	$3,079	-

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

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for the valuation and recognition of stock-based compensation arrangements and warrant liability, realization of deferred tax assets, assessment for impairment of long-lived assets, allowance for doubtful accounts, inventory valuation for excess and obsolete inventories, lower of cost and market value or net realizable value of inventories, depreciable lives of property and equipment, accrued warranty, and useful life of intangible assets.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history and credit worthiness, and current economic trends. Accounts are written off after all collection efforts have been exhausted. At December 31, 2018 and 2017, the Company, based on a review of its outstanding balances and its customers, determined the allowance for doubtful accounts in the amount of $0 and $0 respectively.

Inventory

Inventory consists of raw materials and related goods, work-in-progress, finished goods, and other consumable materials such as spare parts. Finished goods typically are shipped from the Company’s warehouse within one month of completion.

Inventory was recorded at the lower of cost or net realizable value at December 31, 2018 and 2017.

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
●
Market value is determined as the lower of replacement cost or net realizable value.
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

Leases

Each lease is classified at the inception date as either a capital lease or an operating lease. For the lessee, a lease is a capital lease if any of the following conditions exist: (a) ownership is transferred to the lessee by the end of the lease term; (b) there is a bargain purchase option; (c) the lease term is at least 75% of the property’s estimated remaining economic life; or (d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the leasor at the inception date. A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations and comprehensive income on a straight-line basis over the terms of the underlying lease. The Company had no capital lease for either of the periods presented.

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

The transaction price is allocated to all the separate performance obligations in an arrangement. It reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services, which may include an estimate of variable consideration to the extent that it is probable of not being subject to significant reversals in the future based on the Company’s experience with similar arrangements. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes. This is done on a relative selling price basis using standalone selling prices (“SSP”). The SSP represents the price at which the Company would sell that good or service on a standalone basis at the inception of the contract. Given the requirement for establishing SSP for all performance obligations, if the SSP is directly observable through standalone sales, then such sales should be considered in the establishment of the SSP for the performance obligation. All of the Company’s products were sold in stand-alone arrangements. The Company does not have observable SSPs for most performance obligations as the obligations are not regularly sold on a standalone basis. Production, delivery and installation of a product, together with provision of a warranty, are a single unit of accounting.

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

Shipping and Handling Costs

Shipping and handling costs, which relate to transportation of products to customer locations, are charged to selling and marketing expense. For the year ended December 31, 2018 and 2017, shipping and handling costs included in sales and marketing expenses were $146 and $139 respectively.

Borrowing Costs

Borrowing costs attributable directly to the acquisition, construction or production of qualifying assets that require a substantial period of time to be ready for their intended use or sale are capitalized as part of the cost of those assets. Income earned on temporary investments of specific borrowings pending their expenditure on those assets is deducted from borrowing costs capitalized. All other borrowing costs are recognized in interest expenses in the consolidated statements of operations and comprehensive income in the period in which they are incurred. No borrowing costs were capitalized for the year ended December 31, 2018 or 2017.

Warranty

For each of its products, the Company generally provides a warranty ranging from 12 to 36 months and covering replacement of the product during the warranty period. The Company accounts for the estimated warranty costs as sales and marketing expenses at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, the Company calculates a rate of warranty expenses to revenue to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. The following table shows changes in the Company’s warranty obligations for the year ended December 31, 2018 and 2017, respectively.

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$839	$290
Additions	1,412	736
Utilized	(541)	(187)
Balance at end of period	$1,710	$839

Government Subsidies

ACM Shanghai has been awarded four subsidies from local and central governmental authorities in the PRC. The first subsidy, which was awarded in October 2008, relates to the development and commercialization of 65-45 nanometer Stress Free Polishing technology. The second subsidy was awarded in April 2009 to fund interest expenses for short-term borrowings. The third subsidy was awarded in January 2014 and relates to the development of Electro Copper Plating technology. The fourth subsidy was awarded in June of 2018, and related to development of Polytetrafluoroethylene. The PRC governmental authorities will provide the majority of the funding, although ACM Shanghai is also required to invest certain amounts in the projects.

The government subsidies contain certain operating conditions and therefore are recorded as long-term liabilities upon receipt. The grant amounts are recognized in the statements of operations and comprehensive income:

●
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2018 and 2017, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $1,486 and $3,421 respectively.

●
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the years ended December 31, 2018 and 2017, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $144 and $135, respectively.

Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities (note 9) in the balance sheet until the criteria for such recognition are satisfied.

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

Operating and Financial Risks

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits and invests its cash with financial institutions that management believes are creditworthy.

The Company is potentially subject to concentrations of credit risks in its accounts receivable. Three customers individually accounted for greater than ten percent of the Company’s revenue for the year ended 2018 and two of those customers individually accounted for greater than ten percent of the Company’s revenue in 2017:

	Year Ended December 31
	2018	2017
Customer A	24.17%	*
Customer B	23.83	18.10
Customer C	*	12.77
Customer D	*	14.12
Customer E	39.63	10.23

*
Customer accounted for less than 10% of revenue in the period.

Interest Rate Risk

As of December 31, 2018 and 2017, the balance of bank borrowings (note 6) was short-term in nature, matured at various dates within the following year and did not expose the Company to interest rate risk.

Liquidity Risk

The Company’s working capital at December 31, 2018 and 2017 was sufficient to meet its then-current requirements. The Company may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions the Company decides to pursue. In the long run, the Company intends to rely primarily on cash flows from operations and additional borrowings from financial institutions in order to meet its cash needs. If those sources are insufficient to meet cash requirements, the Company may seek to issue additional debt or equity.

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

Foreign Currency Risk and Translation

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency, while the functional currency of ACM’s subsidiaries is the Chinese Renminbi (“RMB”), and the Korean Won. Changes in the relative values of U.S. dollars and Chinese RMB affect the Company’s reported levels of revenues and profitability as the results of its operations are translated from RMB into U.S. dollars for reporting purposes. Because the Company has not engaged in any hedging activities, it cannot predict the impact of future exchange rate fluctuations on the results of its operations and it may experience economic losses as a result of foreign currency exchange rate fluctuations.

Transactions of ACM’s subsidiaries involving foreign currencies are recorded in functional currency according to the rate of exchange prevailing on the date when the transaction occurs. The ending balances of the Company’s foreign currency accounts are converted into functional currency using the rate of exchange prevailing at the end of each reporting period. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and comprehensive income. Total exchange gain (loss) was ($979) and $1,052 for the years ended December 31, 2018 and 2017.

In accordance with FASB ASC Topic 830, Foreign Currency Matters, the Company translates assets and liabilities into U.S. dollars from RMB or Korean Won using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and comprehensive income and consolidated statements of cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in stockholders’ (deficit) equity as part of accumulated other comprehensive income (loss). Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations and comprehensive income.

Translations of amounts from RMB and Korean Won into U.S. dollars were made at the following exchange rates for the respective dates and periods:

Consolidated balance sheets:
At December 31, 2018	RMB 6.8634 to $1.00
At December 31, 2017	RMB 6.5359 to $1.00
At December 31, 2018	KRW 1,114.83 to $1.00
At December 31, 2017	No transactions in Korean Won

Consolidated statements of operations and comprehensive income:
Year ended December 31, 2018	RMB 6.6181 to $1.00
Year ended December 31, 2017	RMB 6.7522 to $1.00
Year ended December 31, 2018	KRW 1,100.11 to $1.00
Year ended December 31, 2017	No transactions in Korean Won

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

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is calculated as follows:

	For the Year Ended December 31
	2018	2017
Numerator:
Net income (loss)	$6,574	$(872)
Net loss attributable to non-controlling interest	-	(554)
Net income (loss) attributable to ACM, basic and diluted	6,574	$(318)
Denominator:
Weighted average shares outstanding, basic	15,788,460	6,865,390
Effect of dilutive securities	2,123,645	-
Weighted average shares outstanding, diluted	17,912,105	6,865,390
Net income (loss) attributable to ACM per common share:
Basic	$0.42	$(0.05)
Diluted	$0.37	$(0.05)

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

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the years ended December 31, 2018 and 2017, the net income (loss) per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of operations and comprehensive income (loss) and in the above computation of net income (loss) per common share.

Diluted net income (loss) per common share reflects the potential dilution from securities that could share in ACM’s earnings. All potential dilutive securities, including potentially dilutive convertible preferred stocks and stock options, if any, were excluded from the computation of dilutive net loss per common share for the years ended December 31, 2018 and 2017, as their effects are antidilutive due to our net loss for those periods. The potentially dilutive securities that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive are as follows:

	Year Ended December 31
	2018	2017
Stock options	3,715,779	3,372,292
Warrant	80,000	477,502
	3,795,779	3,849,794

Comprehensive Income (Loss) Attributable to the Company

The Company applies FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement with the same prominence as other financial statements. The comprehensive income (loss) attributable to the Company was $5,595 and $(31) for the years ended December 31, 2018 and 2017, respectively.

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

Statutory surplus reserves may be used to offset accumulated losses or to increase the registered capital of a PRC subsidiary, subject to approval from the relevant PRC authorities, and are not available for dividend distribution to the subsidiary’s shareholders. The PRC subsidiaries are prohibited from distributing dividends unless any losses from prior years have been offset. Except for offsetting prior years’ losses, however, statutory surplus reserves must be maintained at a minimum of 25% of share capital after such usage. No retained earnings of either PRC subsidiary had been appropriated to statutory surplus reserves as the PRC subsidiaries recorded accumulated losses as of December 31, 2018 and 2017.

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

Warrant liability—The fair value of the warrant liability derives from the Black-Scholes valuation model which incorporates certain unobservable assumptions (Note 8). The Company classifies the valuation techniques that use these inputs as Level 3 fair value measurement.

Other financial items for disclosure purpose—The fair value of other financial items of the Company for disclosure purpose, including cash and cash equivalents, accounts receivable, other receivables, other current assets, accounts payable, advances from customers, and other payables and accrued expenses, approximate their carrying value due to their short-term nature.

As of December 31, 2018 and 2017, information about inputs into the fair value measurement of the Company’s liabilities that are measured and recorded at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of December 31, 2018:
Liabilities:
Short-term borrowings	$-	$9,447	$-	$9,447
	$-	$9,447	$-	$9,447

As of December 31, 2017:
Liabilities:
Short-term borrowings	$-	$5,095	$-	$5,095
Warrant liability	-	-	3,079	3,079
	$-	$5,095	$3,079	$8,174

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

Reclassification of Accounts

Certain prior year’s amounts have been reclassified to conform to current year presentations. There was no change to previously reported stockholders’ deficit or net income.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation--Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under the New Revenue Standard. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not expect the adoption of ASU 2018-02 to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU No. 2016-02 is permitted. We will adopt Topic 842 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Based on our portfolio of leases as of December 31, 2018, approximately $5 million of lease assets and liabilities will be recognized on our balance sheet upon adoption, primarily relating to real estate. We are substantially complete with our implementation efforts.

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2018 and 2017, accounts receivable consisted of the following:

	December 31,
	2018	2017
Accounts receivable	$24,608	$26,762
Less: Allowance for doubtful accounts	-
Total	$24,608	$26,762

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at December 31, 2018 and 2017. At December 31, 2018 and 2017, accounts receivable of $1,457 (RMB 10,000) and $1,805 (RMB 11,800), respectively, were pledged as collateral for borrowings from financial institutions (note 6).

NOTE 4 – INVENTORY

At December 31, 2018 and 2017, inventory consisted of the following:

	December 31,
	2018	2017
Raw materials	$12,646	$6,181
Work in process	9,631	4,328
Finished goods	16,487	4,879
Total inventory, gross	38,764	15,388
Inventory reserve	-	-
Total inventory, net	$38,764	$15,388

The Company did not set up any inventory reserve as of December 31, 2018 or 2017 and no inventory was pledged as collateral for borrowings from financial institutions. System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2018 and 2017, property, plant and equipment consisted of the following:

	December 31,
	2018	2017
Manufacturing equipment	$9,703	$9,660
Office equipment	512	463
Transportation equipment	184	203
Leasehold improvement	1,379	277
Total cost	11,778	10,603
Less: Total accumulated depreciation	(8,102)	(8,263)
Construction in progress	32	-
Total property, plant and equipment, net	$3,708	$2,340

Depreciation expense was $350 and $243 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 – SHORT-TERM BORROWINGS

At December 31, 2018 and 2017, short-term borrowings consisted of the following:

	December 31,
	2018	2017
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on March 5, 2018 with annual interest rate of 5.69%, secured by certain of the Company’s intellectual property and fully repaid on March 5, 2018 .	$-	$2,219
Line of credit up to RMB 25,000 from Bank of Shanghai Pudong Branch, due on Various dates of October 2018 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and fully repaid on May 8, 2018.	-	2,111
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on April 17, 2019 with an annual interest rate of 4.99%, guaranteed by the Company’s CEO.	3,133	-
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on February 14, 2019 with an annual interest rate of 5.15%, guaranteed by the Company’s CEO.	485	-
Line of credit up to RMB 5,000 from Shanghai Rural Commercial Bank, due on November 21, 2018 with an annual interest rate of 5.44%, guaranteed by the Company’s CEO and pledged by accounts receivable (Note 3).	-	765
Line of credit up to RMB 10,000 from Shanghai Rural Commercial Bank, due on January 23, 2019 with an annual interest rate of 5.44%, guaranteed by the Company’s CEO and pledged by accounts receivable (Note 3).	1,457	-
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on June 6, 2019 with annual interest rate of 5.22%, secured by certain of the Company’s intellectual property and the Company’s CEO.	2,186	-
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on June 13, 2019 with annual interest rate of 5.22%, secured by certain of the Company’s intellectual property and the Company’s CEO.	2,186
Total	$9,447	$5,095

For the years ended December 31, 2018 and 2017, interest expense related to short-term borrowings amounted to $498 and $272 respectively.

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At December 31, 2018 and 2017, other payable and accrued expenses consisted of the following:

	December 31,
	2018	2017
Lease expenses and payable for leasehold improvement due to a related party (note 11)	$53	$2,024
Accrued commissions	2,931	836
Accrued warranty	1,710	839
Accrued payroll	626	745
Accrued professional fees	64	60
Accrued machine testing fees	3,076	684
Others	1,950	849
Total	$10,410	$6,037

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

NOTE 9– OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized (note 2). As of December 31, 2018 and 2017, other long-term liabilities consisted of the following unearned government subsidies:

	December 31
	2018	2017
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,483	$1,952
Subsidies to Electro Copper Plating project, commenced in 2014	2,860	4,265
Subsidies to Polytetrafluoroethylene, commenced in 2018	178	-
Other	62	-
Total	$4,583	$6,217

NOTE 10 – EQUITY METHOD INVESTMENT

On September 6, 2017, ACM and Ninebell Co., Ltd. (“Ninebell”), a Korean company that is one of the Company’s principal materials suppliers, entered into an ordinary share purchase agreement, effective as of September 11, 2017, pursuant to which Ninebell issued to ACM ordinary shares representing 20% of Ninebell’s post-closing equity for a purchase price of $1,200, and a common stock purchase agreement, effective as of September 11, 2017, pursuant to which ACM issued 133,334 shares of Class A common stock to Ninebell for a purchase price of $1,000 at $7.50 per share. The investment in Ninebell is accounted for under the equity method. Undistributed earnings attributable to ACM’s equity method investment represented $123 and $37 of the consolidated retained earnings at December 31, 2018 and 2017, respectively.

NOTE 11 – RELATED PARTY BALANCES AND TRANSACTIONS

On August 18, 2017, ACM and Ninebell, its equity method investment affiliate (note 10), entered into a loan agreement pursuant to which ACM made an interest-free loan of $946 to Ninebell, payable in 180 days or automatically extended another 180 days if in default. The loan was secured by a pledge of Ninebell’s accounts receivable due from ACM and all money that Ninebell received from ACM. Ninebell repaid the loan in March 2018. ACM purchased materials from Ninebell amounting to $7,785 and $3,704 during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, accounts payable due to Ninebell were $1,477 and $2,118, respectively, and prepaid to Ninebell for material purchases were $572 and $229, respectively.

In 2007 ACM Shanghai entered into an operating lease agreement with Shanghai Zhangjiang Group Co., Ltd. (“Zhangjiang Group”) to lease manufacturing and office space located in Shanghai, China. An affiliate of Zhangjiang Group holds 787,098 shares of Class A common stock that it acquired in September 2017 for $5,903. Pursuant to the lease agreement, Zhangjiang Group provided $771 to ACM Shanghai for leasehold improvements. In September 2016 the lease agreement was amended to modify payment terms and extend the lease through December 31, 2017. From January 1 to April 25, 2018, ACM Shanghai leased the property on a month-to-month basis. On April 26, 2018, ACM Shanghai entered into a renewed lease with Zhangjiang Group for the period from January 1, 2018 through December 31, 2022. Under the lease, ACM Shanghai would pay a monthly rental fee of approximately RMB 366 (equivalent to $55). The required security deposit is RMB 1,077 (equivalent to $163). The Company incurred leasing expenses under the lease agreement of $620 and $638 during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, payables to Zhangjiang Group for lease expenses and leasehold improvements recorded as other payables and accrued expenses amounted to $53 and $2,024, respectively (note 7).

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

NOTE 12 – LEASES

ACM entered into a two-year lease agreement in March 2015 for office and warehouse space of approximately 3,000 square feet for its headquarters in Fremont, California, at a rate of $2 per month. On February 4, 2019, ACM amended the lease agreement to extend the lease term through March 31, 2020 and increase the base rent to $3.3 per month from April 1, 2019 to March 31, 2020 and $3.4 per month from April 1, 2020 to March 31, 2021.

ACM Shanghai entered into an operating lease agreement with Zhangjiang Group (a related party, see Note 11) in 2007 for manufacturing and office space of approximately 63,510 square feet in Shanghai, China. The lease terms and its payment terms are subject to modification and extension with Zhangjiang Group from time to time. The lease with Zhangjiang Group expired on December 31, 2017 and from January 1, 2018 to April 25, 2018 we leased the property on a month-to-month basis. On April 26, 2018, ACM Shanghai entered into a renewed lease with Zhangjiang Group for the period from January 1, 2018 through December 31, 2022. Under the lease, ACM Shanghai would pay a monthly rental fee of approximately RMB 366 (equivalent to $55). The required security deposit is RMB 1,077 (equivalent to $163).

ACM Wuxi leases office space in Wuxi, China, at a rate of less than $1 per month.

In January 2018, ACM Shanghai entered into an operating lease agreement for the second factory in the Pudong region of Shanghai from January 2018 to January 2023. The new facility has a total of 50,000 square feet of available floor space. The monthly rent varies during the term of the lease.

ACM leases its administrative, research and development and manufacturing facilities under various operating leases. Future minimum lease payments under non-cancelable lease agreements as of December 31, 2018 were as follows:

December 31, 2018
2019	$1,391
2020	1,371
2021	1,403
2022	1,441
Total	$5,606

Rent expense was $1867 and $670 for the years ended December 31, 2018 and 2017, respectively.

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

At various dates during 2017, ACM issued 472,889 shares of Class A common stock upon options exercises by certain employees and non-employees. During the year ended December 31, 2018, the Company issued 265,952 shares of Class A common stock upon options exercises by certain employees and non-employees.

On March 30, 2018, SMC exercised its warrant (note 8) and purchased 397,502 shares of Class A common stock.

At December 31, 2018 and 2017, the number of shares of Class A common stock issued and outstanding was 14,110,315 and 12,935,546, respectively. At December 31, 2018 and 2017, the number of shares of Class B common stock issued and outstanding was 1,898,423 and 2,409,738, respectively. During the year ended December 31, 2018, 511,315 shares of Class B common stock were converted into Class A common stock.

NOTE 14 – STOCK-BASED COMPENSATION

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

Employee Awards
The following table summarizes the Company’s employee share option activities during the year ended December 31, 2018:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2016	2,100,377	$0.54	$2.03	7.83 years
Granted	140,002	2.28	6.75
Exercised	(174,334)	0.45	0.75
Expired	(3,752)	0.54	3.00
Forfeited	(16,677)	0.54	3.00
Outstanding at December 31, 2017	2,045,616	0.66	2.46	7.57 years
Granted	745,700	1.52	8.12
Exercised	(151,650)	0.53	2.06
Expired	(4,622)	0.55	3.00
Forfeited	(131,639)	0.97	3.87
Outstanding at December 31, 2018	2,503,405	0.91	4.09	7.30 years
Vested and exercisable at December 31, 2018	1,327,189

During the years ended December 31, 2018 and 2017, ACM recognized employee stock-based compensation expense of $712 and $271, respectively. As of December 31, 2018 and 2017, $2,424 and $729, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 1.62 years and 1.77 years, respectively. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair value of each option granted to employee is estimated on the grant date using the Black-Scholes valuation model with the following assumptions.

	December 31,
	2018	2017
Fair value of common share(1)	$5.31-13.85	$5.60-7.59
Expected term in years(2)	6.25	6.25
Volatility(3)	39.14% -43.00%	28.62% -29.18%
Risk-free interest rate(4)	2.55%-2.96%	2.21%-2.22%
Expected dividend(5)	0%	0%

(1)
Common stock value was the close market value on December 31, 2018.
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

(5)
Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the year ended December 31, 2018:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2016	1,578,565	$0.51	$1.58	6.81 years
Granted	196,669	2.25	6.90
Exercised	(298,555)	0.39	0.93
Expired	(133,336)	0.45	0.75
Forfeited	(16,667)	2.58	7.50
Outstanding at December 31, 2017	1,326,676	0.78	2.52	7.54 years
Granted	-	-	-	-
Exercised	(114,302)	0.43	1.92	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2018	1,212,374	$0.78	2.57	6.66 years
Vested and exercisable at December 31, 2018	946,691

 During the years ended December 31, 2018 and 2017, the Company recognized non-employee stock-based compensation expense of $2,651 and $1,351, respectively.

The fair value of each option granted to non-employees is re-measured at each period end until the vesting date using the Black-Scholes valuation model with the following assumptions:

	December 31,
	2018	2017
Fair value of common share(1)	$10.88	$5.25-7.59
Expected term in years(2)	2.58-5.36	3.58-6.25
Volatility(3)	40.24%-45.48%	28.71-29.41%
Risk-free interest rate(4)	2.39%-2.94%	1.62%-2.43%
Expected dividend(5)	0%	0%

(1)
Common stock value was the close market value on December 31, 2018.

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

NOTE 15 – INCOME TAXES

The following represent components of the income tax expense (benefit) for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Current:
U.S. federal	$-	$-
U.S. state	-	-
Foreign	(1,149)	-
Total current tax expense	(1,149)	-
Deferred:
U.S. federal	-	-
U.S. state	-	-
Foreign	343	(547)
Total deferred tax income (expense)	343	(547)
Total income tax expense	$(806)	$(547)

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2018 and 2017 are presented below:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards (offshore)	$16	$4,418
Net operating loss carry forwards (U.S.) and credit	4,105	683
Deferred revenue (offshore)	558	656
Accruals (U.S.)	11	18
Reserves and other (offshore)	1,080	495
Stock-based compensation (U.S.)	1,021	453
Property and equipment (U.S.)	1	2
Total gross deferred tax assets	6,792	6,725
Less: valuation allowance	(5,155)	(5,431)
Total deferred tax assets	1,637	1,294
Total deferred tax liabilities	-	-
Translation difference	-	-
Deferred tax assets, net	$1,637	$1,294

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, a partial valuation allowance has been established against some net deferred tax assets as of December 31, 2018 and 2017, based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given its historical losses and the uncertainty with respect to its ability to generate sufficient profits from its business model from all tax jurisdictions. In order to fully realize the U.S. deferred tax assets, the Company must generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code. The valuation allowance in the U.S. decreased by $278 for the year ended December 31, 2018 and increased $760 for the year ended December 31, 2017. The valuation allowance in China decreased by $2 and decreased by $58 during the years ended December 31, 2018 and 2017, respectively.

The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2018 or 2017.

As of December 31, 2018 and 2017, the Company had net operating loss carry-forwards of respectively, $15,867 and $20,116 for U.S federal purposes, $714 and $536 for U.S. state purposes and $6,411 for Chinese income tax purposes. Such losses are set to expire in 2019, 2032, and 2019 for U.S. federal, U.S. state and Chinese income tax purposes, respectively.

As of December 31, 2018 and 2017, the Company had research credit carry-forwards of $606 for U.S. federal purposes, and $377 for U.S. state purposes. Such credits are set to expire in 2025 for U.S. federal carry-forwards. There is no expiration date for U.S. state carry-forwards.

A limitation may apply to the use of the U.S. net operating loss and credit carry-forwards, under provisions of the U.S. Internal Revenue Code that would be applicable if ACM experiences an “ownership change.” Should these limitations apply, the carry-forwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax assets before considering the valuation allowance. As of December 31, 2018 and 2017, the Company had not performed an analysis to determine if its net operating loss and credit carry-forwards would be subject to such limitations.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15%-25% for Chinese income tax purpose due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services. Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes at a rate of 25% except for ACM Shanghai. According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise,” it is entitled to a preferential income tax rate of 15%. ACM Shanghai obtained the certificate of “advanced and new technology enterprise” in 2012 and again in 2016 with an effective period of three years, and the provision for PRC corporate income tax for ACM Shanghai is calculated by applying the income tax rate of 15% for the years ended December 31, 2018 and 2017.

Income tax expense (benefit) for the years ended December 31, 2018 and 2017 differed from the amounts computed by applying the statutory federal income tax rate of 21% and 34%, respectively, to pretax income (loss) as a result of the following:

	Year Ended December 31,
	2018	2017
Effective tax rate reconciliation:
Income tax provision at statutory rate	21.00%	34.00%
State taxes, net of Federal benefit	-	-
Foreign rate differential	(20.88)	6.80
Other permanent difference	15.59	197.7
Effect of tax reform	-	(757)
Change in valuation allowance	(4.78)	349.9
Total income tax expense (benefit)	(10.93%)	(168.65%)

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Beginning balance	$44	$44
Increase/(Decrease) of unrecognized tax benefits taken in prior years	-	-
Increase/(Decrease) of unrecognized tax benefits related to current year	-	-
Increase/(Decreases) of unrecognized tax benefits related to settlements	-	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	-	-
Ending balance	$44	$44

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

The Company had $44 of unrecognized tax benefits as of December 31, 2018 and 2017.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company had $44 of accrued penalties and $44 of accrued penalties related to uncertain tax positions, none of which has been recognized in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2018 and 2017. There were no ongoing examinations by taxing authorities as of December 31, 2018 and 2017.

The Company intends to indefinitely reinvest the PRC earnings outside of the U.S. as of December 31, 2018 and 2017. Thus, deferred taxes are not provided in the U.S. for unremitted earnings in the PRC.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act was enacted into law and the new legislation contains several key tax provisions that affect us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. The rental expenses were $1,867 and $670 for the years ended December 31, 2018 and 2017, respectively. See note 12 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

The Company did not have any capital commitments during the reported periods.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements.

NOTE 17 – RESTRICTED NET ASSETS
In accordance with the PRC’s Foreign Enterprise Law, ACM Shanghai and ACM Wuxi are required to make contributions to a statutory surplus reserve (note 2).

As a result of PRC laws and regulations that require annual appropriations of 10% of net after-tax profits to be set aside prior to payment of dividends as a general reserve fund or statutory surplus fund, ACM Shanghai is restricted in its ability to transfer a portion of its net assets to ACM (including any assets received as distributions from ACM Wuxi). Amounts restricted included paid-in capital and statutory reserve funds, as determined pursuant to PRC accounting standards and regulations, were $32,076 and $29,927 as of December 31, 2018 and 2017.

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
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

ACM did not have significant capital or other commitments, long-term obligations, or guarantees as of December 31, 2018 and 2017.

The following represents condensed unconsolidated financial information of ACM only as of and for the years ended December 31, 2018 and 2017:

CONDENSED BALANCE SHEET

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$13,161	$10,874
Accounts Receivable	983	118
Inventory	720	565
Due from intercompany	14,494	12,669
Other receivable	175	50
Total current assets	29,533	24,276
Investment in unconsolidated subsidiaries	26,861	15,476
Due from related party	-	946
Total assets	56,394	40,698
Liabilities and Stockholders’ Equity
Notes payable	-	11
Accounts payable	2,818	739
Other payable	58	47
Income taxes payable	1,193	44
Total liabilities	4,069	841
Total redeemable convertible preferred stocks	-	-
Total stockholders’ equity	52,325	39,857
Total liabilities and stockholders’ equity	$56,394	$40,698

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2018	2017
Revenue	$25,506	$6,985
Cost of revenue	(23,927)	(6,394)
Gross profit	1,579	591
Operating expenses:
Sales and marketing expenses	(301)	(368)
General and administrative expenses	(5,083)	(3,961)
Research and development expenses	(255)	(50)
Loss from operations	(4,060)	(3,788)
Equity in earnings of unconsolidated subsidiaries	10,360	3,475
Other income (expense), net	108	-
Interest expense, net	166	(5)
Income (loss) before income taxes	6,574	(318)
Income tax expense (benefit)	-	-
Net income (loss)	$6,574	$(318)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(1,189)	$(13,848)
Net cash provided by (used in) investing activities	946	(21,754)
Net cash provided by financing activities	3,510	38,676
Net increase in cash and cash equivalents	3,267	3,074
Cash and cash equivalents, beginning of year	10,874	7,264
Effect of exchange rate changes on cash and cash equivalents	(980)	536
Cash and cash equivalents, end of year	$13,161	$10,874

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of December 31, 2018. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for “emerging growth companies.”

Changes in Internal Control over Financial Reporting and Remediation Efforts

During year ended December 31, 2018, no changes, other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

In the nine months ended September 30, 2018, we hired additional accounting and finance personnel and engaged outside consulting firms in order to improve our internal control over the financial reporting process.

We will continue to monitor the effectiveness of our internal control over financial reporting and will seek to employ any additional tools and resources deemed necessary to enhance our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements” above and “Exhibit Index” below.

(b)
Exhibits.

Exhibit No.	Description
3.03	Restated Certificate of Incorporation of ACM Research, Inc.
3.04	Restated Bylaws of ACM Research, Inc.
4.01	Form of Warrant dated November 2, 2017 issued to the underwriters of ACM Research, Inc.'s initial public offering exercisable for an aggregate of 80,000 shares of Class A common stock
4.02	Senior Secured Promissory Note dated March 30, 2018 issued by Shengxin (Shanghai) Management Consulting Limited Partnership to ACM Research (Shanghai), Inc.
4.03	Intercompany Promissory Note dated March 30, 2018 issued by ACM Research (Shanghai), Inc. to ACM Research, Inc.
10.01(a)	Lease dated March 22, 2017 between ACM Research, Inc. and D&J Construction, Inc.
10.01(b)	Lease Amendment dated February 28, 2018 between ACM Research, Inc. and D&J Construction, Inc.
10.01(c)	Lease Amendment dated February 4, 2019 between ACM Research, Inc. and D&J Construction, Inc.
10.02	Lease Agreement dated April 26, 2018 between ACM Research (Shanghai), Inc. and Shanghai Zhangjiang Group Co., Ltd.
10.03	Lease Agreement dated January 18, 2018 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd.
10.04	Securities Purchase Agreement dated March 14, 2017 by and among ACM Research, Inc., Shengxin (Shanghai) Management Consulting Limited Partnership and ACM Research (Shanghai), Inc.
10.05	Securities Purchase Agreement dated March 23, 2017 between ACM Research, Inc. and Shanghai Science and Technology Venture Capital Co., Ltd., as amended
10.06	Securities Purchase Agreement dated August 31, 2017 by and among ACM Research, Inc., Shanghai Pudong High-Tech Investment Co., Ltd. and Pudong Science and Technology (Cayman) Co., Ltd.
10.07	Securities Purchase Agreement dated August 31, 2017 by and among ACM Research, Inc., Shanghai Zhangjiang Science & Technology Venture Capital Co., Ltd. and Zhangjiang AJ Company Limited
10.08	Ordinary Share Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi
10.09	Class A Common Stock Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi
10.10	Form of Second Amended and Restated Registration Rights Agreement to be entered into between ACM Research, Inc. and certain of its stockholders
10.11	Stock Purchase Agreement, dated October 11, 2017, by and among ACM Research, Inc., Xunxin (Shanghai) Capital Co., Limited, Xinxin (Hongkong) Capital Co., Limited and David H. Wang
10.12	Stock Purchase Agreement, dated October 16, 2017, by and between ACM Research, Inc. and Victorious Way Limited
10.13	Nomination and Voting Agreement, dated October 11, 2017, by and among Xinxin (Hongkong) Capital Co., Limited, ACM Research, Inc., David H. Wang, and the individuals named therein
10.14	Voting Agreement, dated March 23, 2017, by and among Shanghai Technology Venture Capital Co., Ltd. (also known as Shanghai Science and Technology Venture Capital Co., Ltd.) and ACM Research, Inc.
10.15+	2016 Omnibus Incentive Plan of ACM Research, Inc.

Exhibit No.	Description
10.15(a)+	Form of Incentive Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.15(b)+	Form of Non-qualified Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.15(c)+	Form of Restricted Stock Unit Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.16+	Form of Nonstatutory Stock Option Agreement of ACM Research, Inc.
10.17+	1998 Stock Option Plan of ACM Research, Inc.
10.17(a)+	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan
10.17(b)+	Form of Non-statutory Stock Option Agreement under 1998 Stock Option Plan
10.18	Form of Indemnification Agreement entered into between ACM Research, Inc. and certain of its directors and officers
10.19+	Executive Retention Agreement dated November 14, 2016 between ACM Research, Inc. and Min Xu
10.20+	Advisory Board Agreement dated May 1, 2016 by and between ACM Research, Inc. and Chenming Hu
10.21	Line of Credit Agreement dated January 19, 2018 between ACM Research (Shanghai), Inc. and Shanghai Rural Commercial Bank
10.22	Line of Credit Agreement dated February 2, 2018 between ACM Research (Shanghai), Inc. and Bank of Shanghai Pudong Branch
10.23	Line of Credit Agreement dated August 24, 2018 between ACM Research (Shanghai), Inc. and Bank of China Shanghai Pudong Branch
10.24	Advisory Board Agreement dated May 1, 2016 by and between ACM Research, Inc. and Chenming Hu
10.25	Warrant Exercise Agreement dated March 30, 2018 by and among ACM Research, Inc., ACM Research (Shanghai), Inc., and Shengxin (Shanghai) Management Consulting Limited Partnership
21.01	List of Subsidiaries of ACM Research, Inc.
23.01	Consent of BDO China Shu Lan Pan Certified Public Accountants LLP
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________________
+
Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2019.

ACM RESEARCH, INC.

By:	/s/ David H. Wang
David H. Wang
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 14, 2019:

Signature	Title

/s/ David H. Wang
David H. Wang	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Lisa Feng
Lisa Feng	Interim Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ Haiping Dun
Haiping Dun	Director

/s/ Chenming Hu
Chenming Hu	Director

/s/ Tracy Liu
Tracy Liu	Director

/s/ Yinan Xiang
Yinan Xiang	Director

/s/ Zhengfan Yang
Zhengfan Yang	Director