Form 10-Q
period 2019-03-31
ACM Research, Inc.
filed 2019-05-14
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or
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

Registrant’s telephone number, including area code: (510) 445-3700
_________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Class A Common Stock, $0.0001 par value per share	ACMR	Nasdaq Global Market

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	14,196,966 shares outstanding as of May 9, 2019
Class B Common Stock, $0.0001 par value	1,895,090 shares outstanding as of May 9, 2019

We conduct our business operations principally through ACM Research (Shanghai), Inc., or ACM Shanghai, a subsidiary of ACM Research, Inc., or ACM Research. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. (including its predecessor prior to its redomestication from California to Delaware in November 2016) and its subsidiaries (including ACM Shanghai), collectively.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$27,367	$27,124
Accounts receivable, less allowance for doubtful accounts of $0 as of March 31, 2019 and $0 as of December 31, 2018 (note 3)	25,070	24,608
Other receivables	2,982	3,547
Inventories (note 4)	42,253	38,764
Prepaid expenses	1,833	1,985
Total current assets	99,505	96,028
Property, plant and equipment, net (note 5)	3,719	3,708
Operating lease right-of-use assets, net (note 8)	4,787	-
Intangible assets, net	263	274
Deferred tax assets (note 15)	1,669	1,637
Investment in affiliates, equity method (note 10)	1,476	1,360
Other long-term assets	-	40
Total assets	111,419	103,047
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	12,829	9,447
Accounts payable	13,333	16,673
Advances from customers	8,469	8,417
Income taxes payable	1,228	1,193
Other payables and accrued expenses (note 7)	11,834	10,410
Current portion of operating lease liability (note 8)	1,326	-
Total current liabilities	49,019	46,140
Long-term operating lease liability (note 8)	3,462	-
Other long-term liabilities (note 9)	3,296	4,583
Total liabilities	55,777	50,723
Commitments and contingencies (note 16)
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 100,000,000 shares authorized as of March 31, 2019 and December 31, 2018. 14,176,690 shares issued and outstanding as of March 31, 2019 and 14,110,315 shares issued and outstanding as of December 31, 2018 (note 13)	1	1
Common stock–Class B, par value $0.0001: 7,303,533 shares authorized as of March 31, 2019 and December 31, 2018. 1,898,423 shares issued and outstanding as of March 31, 2019 and 1,898,423 shares issued and outstanding as of December 31, 2018 (note 13)	-	-
Additional paid in capital	57,371	56,567
Accumulated deficit	(1,530)	(3,387)
Accumulated other comprehensive loss	(200)	(857)
Total stockholders’ equity	55,642	52,324
Total liabilities and stockholders’ equity	$111,419	$103,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	( In thousands, except share and per share data)
Revenue	$20,479	$9,743
Cost of revenue	11,653	4,621
Gross profit	8,826	5,122
Operating expenses:
Sales and marketing	1,869	1,855
Research and development	2,765	1,541
General and administrative	1,941	3,630
Total operating expenses, net	6,575	7,026
Income (loss) from operations	2,251	(1,904)
Interest income	9	3
Interest expense	(139)	(103)
Other expense, net	(261)	(755)
Equity income in net income of affiliates	116	1
Income (loss) before income taxes	1,976	(2,758)
Income tax expense (note 15)	(119)	(22)
Net income (loss)	$1,857	$(2,780)
Comprehensive income (loss):
Net income (loss)	1,857	(2,780)
Foreign currency translation adjustment	657	705
Total comprehensive Income (loss) (note 2)	$2,514	$(2,075)

Net income (loss) per common share (note 2):
Basic	$0.12	$(0.18)
Diluted	$0.10	$(0.18)

Weighted average common shares outstanding used in computing per share amounts (note2):
Basic	16,044,655	15,383,086
Diluted	18,225,317	15,383,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2019	14,110,315	$1	1,898,423	$-	$56,567	$(3,387)	$(857)	$52,324
Net income	-	-	-	-	-	1,857	-	1,857
Foreign currency translation adjustment	-	-	-	-	-	-	657	657
Exercise of stock option	66,375	-	-	-	60	-	-	60
Stock-based compensation	-	-	-	-	744	-	-	744
Balance at March 31, 2019	14,176,690	$1	1,898,423	$-	$57,371	$(1,530)	$(200)	$55,642

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2018	12,935,546	$1	2,409,738	$-	$49,695	$(9,961)	$122	$39,857
Net income	-	-	-	-	-	(2,780)	-	(2,780)
Foreign currency translation adjustment	-	-	-	-	-	-	705	705
Exercise of stock option	57,222	-	-	-	64	-	-	64
Stock-based compensation	-	-	-	-	2,175	-	-	2,175
Exercise of common stock warrant issued to SMC	397,502	-	-	-	2,981	-	-	2,981
Balance at March 31, 2018	13,390,270	$1	2,409,738	$-	$54,915	$(12,741)	$827	$43,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,857	$(2,780)
Adjustments to reconcile net loss from operations to net cash provided by operating activities:
Depreciation and amortization	191	80
Equity income in net income of affiliates	(116)	(1)
Deferred income taxes	-	-
Stock-based compensation	744	2,175
Net changes in operating assets and liabilities:
Accounts receivable	99	14
Other receivables	669	1,331
Inventory	(2,759)	(3,896)
Prepaid expenses	190	(1,791)
Other current assets	-	3
Accounts payable	(3,757)	(2,364)
Advances from customers	45	87
Income tax payable	15	-
Other payables and accrued expenses	1,013	27
Other long-term liabilities	(1,373)	(278)
Net cash used in operating activities	(3,182)	(7,393)

Cash flows from investing activities:
Purchase of property and equipment	(115)	(395)
Purchase of intangible assets	(1)	-
Net cash used in investing activities	(116)	(395)

Cash flows from financing activities:
Proceeds from short-term borrowings	8,285	7,387
Repayments of short-term borrowings	(5,084)	(2,306)
Proceeds from stock option exercise to common stock	60	62
Net cash provided by financing activities	3,261	5,143

Effect of exchange rate changes on cash and cash equivalents	$280	$150
Net (decrease) increase in cash and cash equivalents	$243	$(2,495)

Cash and cash equivalents at beginning of period	27,124	17,681
Cash and cash equivalents at end of period	$27,367	$15,186

Supplemental disclosure of cash flow information:
Interest paid	$139	$103

The accompanying notes are an integral part of these condensed consolidated financial statements

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements herein. The unaudited condensed consolidated financial statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any future period.

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

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Basic and Diluted Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss)	$1,857	$(2,780)
Denominator:
Weighted average shares outstanding, basic	16,044,655	15,383,086
Effect of dilutive securities	2,180,662	-
Weighted average shares outstanding, diluted	18,225,317	15,383,086
Net income (loss) per common share:
Basic	$0.12	$(0.18)
Diluted	$0.10	$(0.18)

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three months ended March 31, 2019 and 2018, the net income (loss) per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income (loss) and in the above computation of net income (loss) per common share.

Diluted net income (loss) per common share reflects the potential dilution from securities that could share in ACM’s earnings. ACM’s potential dilutive securities consist of convertible preferred stocks, warrants and stock options for the three months ended March 31, 2019 and 2018. Certain potential dilutive securities were excluded from the net income (loss) per share calculation because the impact would be anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP.

Effective January 1, 2019, we adopted the ASU 2016-02, Leases, which requires the recognition of lease assets and these liabilities by leases for those leases classified as an operating lease under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August, 2018, the FASB issues ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use (“ROU”) assets of $5,109 and lease liabilities of $5,109. The adoption of ASC 842 had no impact on our profit or loss and cash flows for the three-month period ended March 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 8, ‘Operating lease right-of-use assets’.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under the New Revenue Standard.

Effective January 1, 2019, we adopted ASU 2018-07 and it did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculate for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2018-13 on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. A business entity that is an SEC filer must adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. We will adopt ASU 2016-13 effective January 1, 2020. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems, but do not expect the standard will have a material impact on our consolidated financial statements.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2019 and December 31, 2018, accounts receivable consisted of the following:

	March 31,	December 31,
	2019	2018
Accounts receivable	$25,070	$24,608
Less: Allowance for doubtful accounts	-	-
Total	$25,070	$24,608

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at March 31, 2019 or December 31, 2018. At March 31, 2019 and December 31, 2018, accounts receivable of $0 and $1,457, respectively, were pledged as collateral for borrowings from financial institutions.

NOTE 4 – INVENTORIES

At March 31, 2019 and December 31, 2018, inventory consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$13,285	$12,646
Work in process	15,981	9,631
Finished goods	12,987	16,487
Total inventory, gross	42,253	38,764
Inventory reserve	-	-
Total inventory, net	$42,253	$38,764

At March 31, 2019 and December 31, 2018, the Company did not have an inventory reserve and no inventory was pledged as collateral for borrowings from financial institutions. System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2019	2018
Manufacturing equipment	$9,894	$9,703
Office equipment	549	512
Transportation equipment	129	184
Leasehold improvement	1,444	1,379
Total cost	12,016	11,778
Less: Total accumulated depreciation	(8,377)	(8,102)
Construction in progress	80	32
Total property, plant and equipment, net	$3,719	$3,708

Depreciation expense was $175 and $85 for the three months ended March 31, 2019 and 2018, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 6 – SHORT-TERM BORROWINGS

At March 31, 2019 and December 31, 2018, short-term borrowings consisted of the following:

	March 31, 2019	December 31, 2018
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on April 17,2019 with an annual interest rate of 4.99%, guaranteed by the Company’s CEO and fully repaid on March 27, 2019.	$-	$3,133
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on February 14,2019 with an annual interest rate of 5.15%, guaranteed by the Company’s CEO and fully repaid on February 14, 2019.	-	485
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on January 23, 2020 with an annual interest rate of 5.22%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited.	668
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on June 06, 2019 with annual interest rate of 5.22%, secured by certain of the Company’s intellectual property and the Company’s CEO.	2,228	2,186
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on June 13, 2019 with annual interest rate of 5.22%, secured by certain of the Company’s intellectual property and the Company’s CEO.	2,228	2,186
Line of credit up to RMB 10,000 from Shanghai Rural Commercial Bank, due on January 23, 2019 with an annual interest rate of 5.44%, guaranteed by the Company’s CEO and pledged by accounts receivable,and fully repaid on January 23, 2019.	-	1,457
Line of credit up to RMB 20,000 from Shanghai Rural Commercial Bank, due on February 21, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and pledged by accounts receivable.	1,485
Line of credit up to RMB 20,000 from Bank of Communications, due on January 18, 2020 with an annual interest rate of 5.66%.	1,485
Line of credit up to RMB 20,000 from Bank of Communications, due on January 22, 2020 with an annual interest rate of 5.66%.	743
Line of credit up to RMB 20,000 from Bank of Communications, due on February 14, 2020 with an annual interest rate of 5.66%.	742
Line of credit up to RMB 50,000 from China Everbright Bank, due on March 25, 2020 with an annual interest rate of 4.94%, guaranteed by the Company’s CEO.	3,250
Total	$12,829	$9,447

Interest expense related to short-term borrowings amounted to $139 and $103 for the three months ended March 31, 2019 and 2018, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At March 31, 2019 and December 31, 2018, other payable and accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Lease expenses and payable for leasehold improvement due to a related party (note 11)	$-	$53
Accrued commissions	2,663	2,931
Accrued warranty	2,017	1,710
Accrued payroll	1,240	626
Accrued professional fees	139	64
Accrued machine testing fees	2,978	3,076
Others	2,797	1,950
Total	$11,834	$10,410

NOTE 8 –LEASES

We lease space under non-cancelable operating leases for several office and manufacturing locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of–use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. We have a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, we apply a portfolio approach for determining the incremental borrowing rate.

The components of our lease expense are as follows:

March 31, 2019
Operating lease cost	$437
Short-term lease cost	18
Lease cost	$455

Supplemental cash flow information related to our operating leases was as follows for the period ended March 31, 2019:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	455

Maturities of our lease liabilities for all operating leases are as follows as of March 31, 2019:

March 31, 2019
2019	$1,057
2020	1,424
2021	1,456
2022	1,494
2023	53
2024	13
Total lease payments	5,497
Less: Interest	(710)
Present value of lease liabilities	$4,787

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows as of March 31, 2019:

Remaining lease term and discount rate:	March 31, 2019
Weighted average remaining lease term (years)	3.80
Weighted average discount rate	5.43%

NOTE 9 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. As of March 31, 2019, and December 31, 2018, other long-term liabilities consisted of the following unearned government subsidies:

	March 31, 2019	December 31, 2018
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,449	$1,483
Subsidies to Electro Copper Plating project, commenced in 2014	1,598	2,860
Subsidies to Polytetrafluoroethylene, commenced in 2018	171	178
Other	78	62
Total	$3,296	$4,583

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

NOTE 11– RELATED PARTY BALANCES AND TRANSACTIONS

On August 18, 2017, ACM and Ninebell, its equity method investment affiliate (note 10), entered into a loan agreement pursuant to which ACM made an interest-free loan of $946 to Ninebell, payable in 180 days or automatically extended another 180 days if in default. The loan was secured by a pledge of Ninebell’s accounts receivable due from ACM and all money that Ninebell received from ACM. Ninebell repaid the loan in March 2018. ACM purchased materials from Ninebell amounting to $2,320 and $970 during the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, accounts payable due to Ninebell were $1,476 and $1,477, respectively, and prepaid to Ninebell for material purchases were $871 and $572, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

In 2007 ACM Shanghai entered into an operating lease agreement with Shanghai Zhangjiang Group Co., Ltd. (“Zhangjiang Group”) to lease manufacturing and office space located in Shanghai, China. An affiliate of Zhangjiang Group holds 787,098 shares of Class A common stock that it acquired in September 2017 for $5,903. Pursuant to the lease agreement, Zhangjiang Group provided $771 to ACM Shanghai for leasehold improvements. In September 2016 the lease agreement was amended to modify payment terms and extend the lease through December 31, 2017. From January 1 to April 25, 2018, ACM Shanghai leased the property on a month-to-month basis. On April 26, 2018, ACM Shanghai entered into a renewed lease with Zhangjiang Group for the period from January 1, 2018 through December 31, 2022. Under the lease, ACM Shanghai would pay a monthly rental fee of approximately RMB 366 (equivalent to $55). The required security deposit is RMB 1,077 (equivalent to $163). The Company incurred leasing expenses under the lease agreement of $150 and $172 during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, payables to Zhangjiang Group for lease expenses and leasehold improvements recorded as other payables and accrued expenses amounted to $0 and $53, respectively (note 7).

On December 9, 2016, ACM Shanghai received the SMC Investment from SMC for potential investment pursuant to terms to be subsequently negotiated (note 8). SMC is a limited partnership incorporated in the PRC, whose partners consist of employees of ACM Shanghai. On March 14, 2017, ACM, ACM Shanghai and SMC entered into a securities purchase agreement (the “SMC Agreement”) pursuant to which, in exchange for the SMC Investment, ACM issued to SMC a warrant exercisable, for cash or on a cashless basis, to purchase, at any time on or before May 17, 2023, all, but not less than all, of 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $2,981. On March 30, 2018, SMC exercised the warrant and purchased 397,502 shares of Class A common stock (note 12).

NOTE 12 – WARRANT LIABILITY

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

At December 31, 2017, the number of shares of Class A common stock issued and outstanding was 12,935,546. At December 31, 2017, the number of shares of Class B common stock issued and outstanding was 2,409,738, respectively.

On March 30, 2018, SMC exercised its warrant (note 12) and purchased 397,502 shares of Class A common stock.

At March 31, 2018, the number of shares of Class A common stock issued and outstanding was 13,390,270. At March 31, 2018, the number of shares of Class B common stock issued and outstanding was 2,409,738. During the three months ended March 31, 2018, no share of Class B common stock was converted into Class A common stock.

At December 31, 2018, the number of shares of Class A common stock issued and outstanding was 14,110,315. At December 31, 2018, the number of shares of Class B common stock issued and outstanding was 1,898,423. During the three months ended March 31, 2019, the Company issued 66,375 shares of Class A common stock, respectively, upon options exercises by certain employees and non-employees. During the three months ended March 31, 2019, no shares of Class B common stock were converted into Class A common stock.

At March 31, 2019, the number of shares of Class A common stock issued and outstanding was 14,176,790. At March 31, 2019, the number of shares of Class B common stock issued and outstanding was 1,898,423.

NOTE 14– STOCK-BASED COMPENSATION

ACM’s stock-based compensation awards consisting of employee and non-employee awards were issued under the 1998 Stock Option Plan and 2016 Omnibus Incentive Plan and as standalone options.

Employee Awards

The following table summarizes the Company’s employee share option activities during the three months ended March 31, 2019:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term
Outstanding at December 31, 2018	2,503,405	$0.91	$4.09	7.30 years
Granted	-	-	-
Exercised	(11,375)	0.65	1.68
Expired	(628)	0.55	3.00
Forfeited	-	-	-
Outstanding at March 31, 2019	2,491,402	$1.53	$4.10	7.06 years
Vested and exercisable at March 31, 2019	1,544,974

During the three months ended March 31, 2019 and 2018, the Company recognized employee stock-based compensation expense of $221 and $93, respectively. As of March 31, 2019 and December 31, 2018, $2,203 and $2,424, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 1.41 years and 1.62 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

No options were granted to employees during the three months ended March 31, 2019.

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the three months ended March 31, 2019:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2018	1,212,374	$0.78	$2.57	6.66 years
Granted	-	-	-
Exercised	(55,000)	0.32	0.75
Expired	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2019	1,157,374	$0.78	$2.57	6.66 years
Vested and exercisable at March 31, 2019	950,237

We adopted ASU 2018-07 on January 1, 2019 and the stock-based compensation expense for grants before the adoption of ASU 2018-07 is based on the grant date fair value as of December 31, 2018, which was the last business day before we adopted ASU 2018-07, for all nonemployee awards that have not vested as of December 31, 2018. Furthermore, for future awards, compensation expense is based on the market value of the shares at the grant date. Refer to "Note 2 - Summary of Significant Accounting Policies" for further discussion on our adoption of ASU 2018-07.

During the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $523 and $2,083 for the three months ended March 31, 2019 and 2018, respectively, related to share option vesting. As of March 31, 2019 and December 31, 2018, $1,190 and $1,713, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 1.37 years and 1.31 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular the Company’s three-year historical cumulative losses, recent operating results and U.S. pre-tax loss for the three months ended March 31, 2019, the Company recorded a valuation allowance against its U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, the Company will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets in the United States, as the realization of deferred tax assets is uncertain. ACM Shanghai has shown a three-year historical cumulative profit and has projections of future income. As a result, the Company maintained a partial consolidated valuation allowance for the three and nine months ended March 31, 2019 and December 31, 2018.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax expense of $119 and $22 during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company's total unrecognized tax benefits were approximately $44, which would not affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the three months ended March 31, 2019.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company files income tax returns in the United States, and state and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 1999 through December 31, 2017. This is due to the Company’s tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. There were no adjustments made in the three months ended March 31, 2019. The accounting for the tax effects of the Tax Act was completed in 2018.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 12 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of March 31, 2019, the Company did not have any capital commitments.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements. As of March 31, 2019, the Company did not have any legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section titled “Item 1A. Risk Factors” in Part II below.

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

Selling prices for our single-wafer wet-cleaning tools range from $2 million to more than $5 million. Our customers for single-wafer wet-cleaning tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, SK Hynix Inc. and Yangtze Memory Technologies Co., Ltd. We recognized revenue from sales of single-wafer wet cleaning equipment totaling $13.0 million, or 63% of total revenue, for the first three months of 2019 and $9.5 million, or 98% of total revenue, for the first three months of 2018.

We focus our selling efforts on establishing a referenceable base of leading foundry, logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this customer base will help us penetrate the mature chip manufacturing markets and build credibility with additional industry leaders. Using a “demo-to-sales” process, we have placed evaluation equipment, or “first tools,” with a number of selected customers. Since 2009 we have delivered more than 60 single-wafer wet cleaning tools, more than 50 of which have been accepted by customers and thereby generated revenue to us and the balance of which are awaiting customer acceptance should contractual conditions be met.

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

The PRC governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $1.3 million in the first three months of 2019, as compared to $0.2 million in the first three months of 2018.
●
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled less than $0.1 million in the first three months of 2019 and 2018.

How We Evaluate Our Operations

We present information below with respect to four measures of financial performance:

●
We define “shipments” of tools to include (a)a “repeat” delivery to a customer of a type of tool that the customer has previously accepted, for which we recognize revenue upon delivery, and (b)a “first-time” delivery of a tool to a customer on an approval basis, for which we may recognize revenue in the future if contractual conditions are met and customer acceptance is received.

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

Shipments in the three months ended March 31, 2019 totaled $14 million, as compared to $10 million in the three months ended March 31, 2018 and $32 million in the three months ended December 31, 2018.

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

The following table reconciles net income (loss), the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Adjusted EBITDA Data:
Net income (loss)	$1,857	$(2,780)
Interest expense, net	130	100
Income tax expense	119	22
Depreciation and amortization	191	80
Stock based compensation	744	2,175
Adjusted EBITDA	$3,041	$(403)

Adjusted EBITDA in the three months ended March 31 2019, increased by $3.4 million as compared to the same period in 2018, due to an increase of $4.6 million in net income, an increase of $30,000 in interest expense, an increase of $97,000 in income tax expense, and an increase of $111,000 in depreciation and amortization, offset by a decrease of $1.4 million in stock-based compensation expense. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Key Components of Results of Operations—PRC Government Research and Development Funding.”

Free Cash Flow

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(3,182)	$(7,393)
Purchase of property and equipment	(115)	(395)
Purchase of intangible assets	(1)	-
Free cash flow	$(3,298)	$(7,788)

Free cash flow in the three months ended March 31, 2019, improved by $4.5 million as compared with the same period in 2018, due to a reduction of $4.2 million of cash used in operating activities and a decrease of $280,000 in purchase of property and equipment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

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

	Three Months Ended March 31,
	2019			2018
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	ADJUSTED (Non-GAAP)
	(in thousands)
Revenue	$20,479	$-	$20,479	$9,743	$-	$9,743
Cost of revenue	(11,653)	(30)	(11,623)	(4,621)	(8)	(4,613)
Gross profit	8,826	(30)	8,856	5,122	(8)	5,130
Operating expenses:
Sales and marketing	(1,869)	(34)	(1,835)	(1,855)	(34)	(1,821)
Research and development	(2,765)	(86)	(2,679)	(1,541)	(27)	(1,514)
General and administrative	(1,941)	(594)	(1,347)	(3,630)	(2,106)	(1,524)
Income (loss) from operations	$2,251	$(744)	$2,995	$(1,904)	$(2,175)	$271
Net income (loss)	$1,857	$(744)	$2,601	$(2,780)	$(2,175)	$(605)

Adjusted operating income for the three months ended on March 31, 2019, as compared with the same period in 2018, reflected a $1.4 million decrease in stock-based compensation expense.

Critical Accounting Policies and Significant Judgments and Estimates

There were no significant changes in our critical accounting policies or significant judgments or estimates during the three months ended March 31, 2019 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the Notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s Accounting Standards Update No. 2016-02, Leases (Topic 842) effective January 1, 2019. As a result of our adoption of the new lease standard, we re-assessed the estimates, assumptions, and judgments that are most critical in our recognition of lease and have revised our lease critical accounting policy. For information regarding the impact of recently adopted accounting standards, refer to note 2 to the condensed financial statements included in this report.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report and is updated in note 2 to the condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	56.9	47.4
	43.1	52.6
Operating expenses:
Sales and marketing	9.1	19.0
Research and development	13.5	15.8
General and administrative	9.5	37.3
Total operating expenses, net	32.1	72.1
Income (loss) from operations	11.0	(19.5)
Interest expense, net	(0.6)	(1.0)
Other expense, net	(1.3)	(7.8)
Equity income in net income of affiliates	0.6	-
Income (loss) before income taxes	9.7	(28.3)
Income tax expense	(0.6)	(0.2)
Net income (loss)	9.1%	(28.5%)

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Revenue	$20,479	$9,743	110.2%

The increase in revenue of $10.7 million in the three months ended March 31, 2019 as compared to the same period in 2018 reflected increases in revenue of $3.3 million from single-wafer cleaning equipment, and a $7.4 million increase in revenue from back-end equipment and spares. The revenue increase reflected an increased number of tools shipped, coupled with higher selling prices associated with the equipment sold and customer acceptances from prior period shipments received and recognized as revenue during the three month ended March 31, 2019.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Cost of revenue	$11,653	$4,621	152.2%
Gross profit	$8,826	$5,122	72.3
Gross margin	43.1%	52.6%	(9.5)

Cost of revenue increased $7.0 million and gross profit increased $3.7 million in the three months ended March 31, 2019, as compared to the corresponding period in 2018, primarily due to increased sales volume. Gross margin declined by 9.5 percentage points during the three months ended March 31, 2019, from the comparable period in 2018. Gross margin in the 2018 period was elevated primarily due to contribution from three higher-margin SAPs tools.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Sales and marketing expense	$1,869	$1,855	0.8%
Research and development expense	2,765	1,541	79.4
General and administrative expense	1,941	3,630	(46.5)
Total operating expenses	$6,575	$7,026	(6.4)

Sales and marketing expense increased by $14,000 in the three months ended March 31, 2019, as compared to the corresponding period in 2018. Sales and marketing expense consists primarily of:

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

Research and development expense increased by $1.2 million in the three months ended March 31, 2019 as compared to the corresponding period in 2018, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 13.5% and 15.8% of our revenue in the three months ended March 31, 2019 and 2018, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $$4.1 million, or 20.0% of revenue, in the three months ended March 31, 2019 and $1.8 million, or 18.1% of revenue, in the three months ended March 31, 2018. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

●
compensation of personnel associated with our research and development activities, including stock based compensation;

●
costs of components and other research and development supplies;

●
travel expense associated with customer support;

●
amortization of costs of software used for research and development purposes; and

●
allocated overhead for rent and utilities.

General and administrative expense decreased by $1.7 million in the three months ended March 31, 2019 as compared to the corresponding period in 2018. Expenses in the first quarter of 2018 were elevated in part due to expenses related to our initial public offering of Class A common stock, or the IPO. General and administrative expense consists primarily of:

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

Other Income and Expenses

	Three Months Ended March 31,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Interest expense, net	$(130)	$(100)	30.0%
Other expense, net	(261)	(755)	(65.4)

Interest expense consists of interest incurred from outstanding short-term borrowings. Interest expense increased by $30,000 in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in the three months ended March 31, 2019 and 2018.

Non-operating income (expense), net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above. Our non-operating expense was ($261,000) in the three months ended March 31, 2019 due to a the strengthening of the RMB to US dollar exchange rate during the quarter, compared to non-operating expense of ($755,000) loss in the three months ended March 30, 2018 due to an even greater strengthening of RMB to US dollar exchange rate during the quarter.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Three Months Ended March 31,
	2019	2018
Current:	(in thousands)
U.S. federal	$-	$-
U.S. state	-	-
Foreign	-	-
Total current tax expense	-	-
Deferred:
U.S. federal	-	-
U.S. state	-	-
Foreign	(119)	(22)
Total deferred tax expense	(119)	(22)
Total income tax expense	$(119)	$(22)

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into law. The new legislation contains several key tax provisions that affect us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. There were no adjustments made in the three months ended March 31, 2019. The accounting for the tax effects of the Tax Act was completed in 2018.

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

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services. Our two PRC subsidiaries, ACM Shanghai and ACM Wuxi, are liable for PRC corporate income taxes at the rates of 15% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, with an effective period of three years..

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

Liquidity and Capital Resources

During the first three months of 2019 we funded our technology development and operations principally through application of proceeds from the IPO and concurrent private placements in November 2017 and, to a lesser extent, from short-term borrowings by ACM Shanghai from local financial institutions. During the three-month period ended March 31, 2019, our operations used cash flow of $3.2 million and we did not receive any research and development grants from local and central PRC governmental authorities.

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

Sources of Funds

Equity and Equity-Related Securities. During the three months of 2019 we received proceeds of $60,000 from sales of common stock pursuant to option exercises.

Indebtedness. ACM Shanghai is a party to lines of credit with five banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount (1)	Amount Outstanding at March 31, 2019
				(in thousands)
Bank of China Pudong Branch	August 2018	August 2019	5.22%	RMB30,000	RMB30,000
				$4,456	$4,456
Bank of Shanghai Pudong Branch	January 2019	January 2020	5.22%	RMB50,000	RMB4,500
				$7,425	$668
Shanghai Rural Commercial Bank	Feburary 2019	January 2020	5.66%	RMB 20,000	RMB 10,000
				$2,970	$1,485
Bank of Communications	January 2019	January 2020	5.66%	RMB20,000	RMB20,000
				$2,970	$2,970
China Everbright Bank	Feburary 2019	Feburary 2020	4.94%	RMB50,000	RMB21,893
				$7,425	$3,250

				RMB170,000	RMB86,393
				$25,246	$12,829

(1)
Converted from RMB to dollars as of March 31, 2019.

All of the amounts owing under the line of credit with Bank of China Pudong Branch are secured by ACM Shanghai’s intellectual property and guaranteed by Dr. David Wang, our Chair of the Board, Chief Executive Officer and President. All of the amounts owing under the lines of credit with Bank of Shanghai Pudong Branch are guaranteed by Dr. Wang and Cleanchip Technologies Ltd. All of the amounts owing under the line of credit with Shanghai Rural Commercial Bank are secured by accounts receivable and guaranteed by Dr. Wang. All of the amounts owing under the lines of credit with China Everbright Bank are guaranteed by Dr. Wang.

Working Capital. The following table sets forth selected working capital information:

March 31, 2019
(in thousands)
Cash and cash equivalents	$27,367
Accounts receivable, less allowance for doubtful amounts	25,070
Inventory	42,253
Working capital	$94,690

Our cash and cash equivalents at March 31, 2019 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

Uses of Funds

Cash Flow from Operating Activities. Our operations used cash flow of $3.2 million in the first three months of 2019. Our cash flow from operating activities is influenced by (a) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (b) the magnitude of our product sales and associated gross profits, and (c) the amount and timing of payments by customers.

Capital Expenditures. We estimate that our capital expenditures in 2019 will total approximately $2.4 million. We have entered into certain capital purchase contracts related to future capital expenditures. We incurred $117,000 of capital expenditures during the three months ended March 31, 2019 and had no unpaid capital commitment as of March 31, 2019.

Contractual Obligations and Requirements. Our contractual obligations and other commercial commitments are summarized in the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Requirements” in our Annual Report. Other than changes that occurred in the ordinary course of business, we had no material changes to our contractual obligations reported in our Annual Report during the first three months of 2019. For additional discussion, see note 16 to our condensed consolidated financial statements included elsewhere in this report.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that they will materially affect our business in the foreseeable future. Any impact of inflation on cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the price of our product offerings.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission or SEC, except the operating lease commitment disclosed in the unaudited condensed consolidated financial statements.

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

Interest Rate Risk

At March 31, 2019, we had unrestricted cash and cash equivalents totaling $27.4 million. These amounts were held for working capital purposes and were held primarily in checking accounts of various banks. We believe we do not have any material exposure to changes in our cash balance as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, no changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investing in Class A common stock involves a high degree of risk. You should consider and read carefully all of the information contained in this report, including the consolidated financial statements and related notes set forth in “Item 1. Financial Statements” of Part I above, before making an investment decision. You should also review carefully the risk factors set forth in “Item 1A. Risk Factors” of Part I of our Annual Report. There have been no material changes to those risk factors since the filing of our Annual Report with the SEC on March 14, 2019. The occurrence of any of the risks described in our Annual Report, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations or cash flows. In any such case, the trading price of Class A common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In March of 2019 we issued and sold to employees and consultants an aggregate of 65,000 unregistered shares of Class A common stock upon the exercise of stock options at per share exercise prices between $0.75 and $1.50. These transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of these shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 under said Act because the transactions were pursuant to a contract relating to compensation as provided under such rule. The recipients of the shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the shares issued in these transactions. The recipients had adequate access, through a relationship with us, to information about us. The sales of these shares were made without any general solicitation or advertising.

Use of IPO Proceeds

The net proceeds of the IPO, after deducting underwriting discounts and commissions and offering expenses, were $17.3 million. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on November 3, 2017. To date we have applied $10.8 million of the IPO proceeds to purchase inventory and an additional $2.1 million in the ordinary course of business operations.

Item 6. Exhibits

The following exhibits are being filed as part of this report:

Exhibit Number	Description
10.01	Line of Credit Agreement dated February 25, 2019 between ACM Research (Shanghai), Inc. and Bank of Shanghai Pudong Branch
10.02	Line of Credit Agreement dated February 19, 2019 between ACM Research (Shanghai), Inc. and Shanghai Rural Commercial Bank
10.03	Line of Credit Agreement dated January 24, 2019 between ACM Research (Shanghai), Inc. and Bank of Communications Shanghai Zhangjiang Branch
10.04	Line of Credit Agreement dated January 24, 2019 between ACM Research (Shanghai), Inc. and Bank of Communications Shanghai Zhangjiang Branch
10.05	Line of Credit Agreement dated February 19, 2019 between ACM Research (Shanghai), Inc. and Bank of Communications Shanghai Zhangjiang Branch
10.06	Line of Credit Agreement dated January 30, 2019 between ACM Research (Shanghai), Inc. and China Everbright Branch
10.07	Lease Amendment dated February 4, 2019 between ACM Research, Inc. and D&J Construction Inc.
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.

Date: May 14, 2019	By:	/s/ Lisa Feng
Lisa Feng
Interim Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)