Form 10-K/A
period 2018-12-31
ACM Research, Inc.
filed 2019-05-24
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 001-38273 0

ACM Research, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3290283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

42307 Osgood Road, Suite I Fremont, California	94539
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 445-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Class A Common Stock, $0.0001 par value	ACMR	Nasdaq Global Market

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

The aggregate market value on June 30, 2018 (the last business day of the registrant’s most recently completed second quarter), of the voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was $10.78. The registrant does not have non-voting common equity outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	14,176,690 shares outstanding as of March 8, 2019
Class B Common Stock, $0.0001 par value	1,898,423 shares outstanding as of March 8, 2019

Documents Incorporated By Reference

The registrant files a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A includes certain exhibits inadvertently omitted from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 14, 2019. This Amendment No. 1 does not otherwise reflect any changes to the previously filed Annual Report on Form 10-K (including in the consolidated financial statements included therein), other than modifications to the facing and signature pages.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements” above and “Exhibit Index” below.

(b)
Exhibits.

Exhibit No.	Description
3.03	Restated Certificate of Incorporation of ACM Research, Inc.
3.04	Restated Bylaws of ACM Research, Inc.
4.01	Form of Warrant dated November 2, 2017 issued to the underwriters of ACM Research, Inc.'s initial public offering exercisable for an aggregate of 80,000 shares of Class A common stock
4.02	Senior Secured Promissory Note dated March 30, 2018 issued by Shengxin (Shanghai) Management Consulting Limited Partnership to ACM Research (Shanghai), Inc.
4.03	Intercompany Promissory Note dated March 30, 2018 issued by ACM Research (Shanghai), Inc. to ACM Research, Inc.
10.01(a)	Lease dated March 22, 2017 between ACM Research, Inc. and D&J Construction, Inc.
10.01(b)	Lease Amendment dated February 28, 2018 between ACM Research, Inc. and D&J Construction, Inc.
10.01(c)	Lease Amendment dated February 4, 2019 between ACM Research, Inc. and D&J Construction, Inc.
10.02	Lease Agreement dated April 26, 2018 between ACM Research (Shanghai), Inc. and Shanghai Zhangjiang Group Co., Ltd.
10.03	Lease Agreement dated January 18, 2018 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd.
10.04	Securities Purchase Agreement dated March 14, 2017 by and among ACM Research, Inc., Shengxin (Shanghai) Management Consulting Limited Partnership and ACM Research (Shanghai), Inc.
10.05	Securities Purchase Agreement dated March 23, 2017 between ACM Research, Inc. and Shanghai Science and Technology Venture Capital Co., Ltd., as amended
10.06	Securities Purchase Agreement dated August 31, 2017 by and among ACM Research, Inc., Shanghai Pudong High-Tech Investment Co., Ltd. and Pudong Science and Technology (Cayman) Co., Ltd.
10.07	Securities Purchase Agreement dated August 31, 2017 by and among ACM Research, Inc., Shanghai Zhangjiang Science & Technology Venture Capital Co., Ltd. and Zhangjiang AJ Company Limited
10.08	Ordinary Share Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi
10.09	Class A Common Stock Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi
10.10	Form of Second Amended and Restated Registration Rights Agreement to be entered into between ACM Research, Inc. and certain of its stockholders
10.11	Stock Purchase Agreement, dated October 11, 2017, by and among ACM Research, Inc., Xunxin (Shanghai) Capital Co., Limited, Xinxin (Hongkong) Capital Co., Limited and David H. Wang
10.12	Stock Purchase Agreement, dated October 16, 2017, by and between ACM Research, Inc. and Victorious Way Limited
10.13	Nomination and Voting Agreement, dated October 11, 2017, by and among Xinxin (Hongkong) Capital Co., Limited, ACM Research, Inc., David H. Wang, and the individuals named therein
10.14	Voting Agreement, dated March 23, 2017, by and among Shanghai Technology Venture Capital Co., Ltd. (also known as Shanghai Science and Technology Venture Capital Co., Ltd.) and ACM Research, Inc.
10.15+	2016 Omnibus Incentive Plan of ACM Research, Inc.

Exhibit No.	Description
10.15(a)+	Form of Incentive Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.15(b)+	Form of Non-qualified Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.15(c)+	Form of Restricted Stock Unit Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.16+	Form of Nonstatutory Stock Option Agreement of ACM Research, Inc.
10.17+	1998 Stock Option Plan of ACM Research, Inc.
10.17(a)+	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan
10.17(b)+	Form of Non-statutory Stock Option Agreement under 1998 Stock Option Plan
10.18	Form of Indemnification Agreement entered into between ACM Research, Inc. and certain of its directors and officers
10.19+	Executive Retention Agreement dated November 14, 2016 between ACM Research, Inc. and Min Xu
10.20+	Advisory Board Agreement dated May 1, 2016 by and between ACM Research, Inc. and Chenming Hu
10.21	Line of Credit Agreement dated January 19, 2018 between ACM Research (Shanghai), Inc. and Shanghai Rural Commercial Bank
10.22	Line of Credit Agreement dated February 2, 2018 between ACM Research (Shanghai), Inc. and Bank of Shanghai Pudong Branch
10.23	Line of Credit Agreement dated August 24, 2018 between ACM Research (Shanghai), Inc. and Bank of China Shanghai Pudong Branch
10.24	Warrant Exercise Agreement dated March 30, 2018 by and among ACM Research, Inc., ACM Research (Shanghai), Inc., and Shengxin (Shanghai) Management Consulting Limited Partnership
21.01	List of Subsidiaries of ACM Research, Inc.
23.01	Consent of BDO China Shu Lan Pan Certified Public Accountants LLP
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
+
Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 24, 2019.

ACM RESEARCH, INC.

By:	/s/ David H. Wang
David H. Wang
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on May 24, 2019:

Signature	Title

/s/ David H. Wang
David H. Wang	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Lisa Feng
Lisa Feng	Interim Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

/s/ Haiping Dun
Haiping Dun	Director

/s/ Chenming Hu
Chenming Hu	Director

/s/ Tracy Liu
Tracy Liu	Director

Yinan Xiang	Director

Zhengfan Yang	Director