Form 10-Q
period 2019-06-30
ACM Research, Inc.
filed 2019-08-12
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

frCommission file number: 001-38273

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	14,259,479 shares outstanding as of August 5, 2019
Class B Common Stock, $0.0001 par value	1,883,423 shares outstanding as of August 5, 2019

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

For purposes of this report, certain amounts in Renminbi, or RMB, have been translated into U.S. dollars solely for the convenience of the reader. The translations have been made based on the conversion rates published by the State Administration of Foreign Exchange of the People’s Republic of China.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$27,578	$27,124
Accounts receivable, less allowance for doubtful accounts of $0 as of June 30, 2019 and $0 as of December 31, 2018 (note 3)	31,393	24,608
Other receivables	2,388	3,547
Inventories (note 4)	45,494	38,764
Prepaid expenses	1,547	1,985
Total current assets	108,400	96,028
Property, plant and equipment, net (note 5)	3,376	3,708
Operating lease right-of-use assets, net (note 8)	4,550	-
Intangible assets, net	307	274
Deferred tax assets (note 15)	1,635	1,637
Long-term investments (note 10)	1,738	1,360
Other long-term assets	263	40
Total assets	120,269	103,047
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	15,110	9,447
Accounts payable	18,238	16,673
Advances from customers	5,684	8,417
Income taxes payable	1,016	1,193
Other payables and accrued expenses (note 7)	11,993	10,410
Current portion of operating lease liability (note 8)	1,360	-
Total current liabilities	53,401	46,140
Long-term operating lease liability (note 8)	3,190	-
Other long-term liabilities (note 9)	3,963	4,583
Total liabilities	60,554	50,723
Commitments and contingencies (note 16)
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 50,000,000 shares authorized as of June 30, 2019 and December 31, 2018. 14,229,942 shares issued and outstanding as of June 30, 2019 and 14,110,315 shares issued and outstanding as of December 31, 2018 (note 13)	1	1
Common stock–Class B, par value $0.0001: 2,409,738 shares authorized as of June 30, 2019 and December 31, 2018. 1,883,423 shares issued and outstanding as of June 30, 2019 and 1,898,423 shares issued and outstanding as of December 31, 2018 (note 13)	-	-
Additional paid in capital	58,101	56,567
Accumulated surplus (deficit)	2,781	(3,387)
Accumulated other comprehensive loss	(1,168)	(857)
Total stockholders’ equity	59,715	52,324
Total liabilities and stockholders’ equity	$120,269	$103,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$29,010	$20,873	$49,489	$30,616
Cost of revenue	15,879	12,149	27,532	16,770
Gross profit	13,131	8,724	21,957	13,846
Operating expenses:
Sales and marketing	2,924	2,682	4,793	4,537
Research and development	3,341	2,419	6,106	3,960
General and administrative	2,205	1,292	4,146	4,922
Total operating expenses, net	8,470	6,393	15,045	13,419
Income from operations	4,661	2,331	6,912	427
Interest income	24	14	33	17
Interest expense	(194)	(149)	(333)	(252)
Other income, net	543	1,066	282	311
Equity income in net income of affiliates	153	117	269	118
Income before income taxes	5,187	3,379	7,163	621
Income tax expense (note 15)	(876)	(164)	(995)	(186)
Net income	$4,311	$3,215	$6,168	$435
Comprehensive income:
Net income	4,311	3,215	6,168	435
Foreign currency translation adjustment	(968)	(1,036)	(311)	(331)
Total comprehensive Income (note 2)	$3,343	$2,179	$5,857	$104

Net income per common share (note 2):
Basic	$0.27	$0.20	$0.38	$0.03
Diluted	$0.23	$0.18	$0.33	$0.02

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	16,090,937	15,838,540	16,067,924	15,611,863
Diluted	18,604,347	18,119,733	18,455,534	17,669,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended June 30, 2019 and 2018
 (In thousands, except share and per share data)
(Unaudited)

	Common		Common
	Stock Class A		Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at April 1, 2019	14,176,690	$1	1,898,423	$-	$57,371	$(1,530)	$(200)	$55,642
Net income	-	-	-	-	-	4,311	-	4,311
Foreign currency translation adjustment	-	-	-	-	-	-	(968)	(968)
Exercise of stock option	38,252	-	-	-	112	-	-	112
Stock-based compensation	-	-	-	-	618	-	-	618
Conversion of class B common shares to Class A common shares	15,000	-	(15,000)	-	-	-	-	-
Balance at June 30, 2019	14,229,942	$1	1,883,423	$-	$58,101	$2,781	$(1,168)	$59,715

	Common		Common
	Stock Class A		Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 1, 2018	13,390,270	$1	2,409,738	$-	54,915	$(12,741)	827	43,002
Net income	-	-	-	-	-	3,215	-	3,215
Foreign currency translation adjustment	-	-	-	-	-	-	(1,036)	(1,036)
Exercise of stock option	77,504	-	-	-	231	-	-	231
Stock-based compensation	-	-	-	-	185	-	-	185
Conversion of class B common shares to Class A common shares	489,565	-	(489,565)	-	-	-	-	-
Balance at June 30, 2018	13,957,339	$1	1,920,173	$-	55,331	$(9,526)	$(209)	45,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)
For the Six Months Ended June 30, 2019 and 2018
 (In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2019	14,110,315	$1	1,898,423	$-	$56,567	$(3,387)	$(857)	$52,324
Net income	-	-	-	-	-	6,168	-	6,168
Foreign currency translation adjustment	-	-	-	-	-	-	(311)	(311)
Exercise of stock option	104,627	-	-	-	172	-	-	172
Stock-based compensation	-	-	-	-	1,362	-	-	1,362
Conversion of class B common shares to Class A common shares	15,000	-	(15,000)	-	-	-	-	-
Balance at June 30, 2019	14,229,942	$1	1,883,423	$-	$58,101	$2,781	$(1,168)	$59,715

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2018	12,935,546	$1	2,409,738	$-	49,695	$(9,961)	122	39,857
Net income	-	-	-	-	-	435	-	435
Foreign currency translation adjustment	-	-	-	-	-	-	(331)	(331)
Exercise of stock option	134,726	-	-	-	295	-	-	295
Stock-based compensation	-	-	-	-	2,360	-	-	2,360
Conversion of class B common shares to Class A common shares	489,565	-	(489,565)	-	-	-	-	-
Exercise of common stock warrant issued to SMC	397,502	-	-	-	2,981	-	-	2,981
Balance at June 30, 2018	13,957,339	$1	1,920,173	$-	55,331	$(9,526)	$(209)	45,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,168	$435
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	388	173
Loss on disposals of property, plant and equipment	299
Equity income in net income of affiliates	(269)	(118)
Deferred income taxes	(1)	-
Stock-based compensation	1,362	2,360
Net changes in operating assets and liabilities:
Accounts receivable	(6,837)	(6,858)
Other receivables	1,150	1,124
Inventory	(6,783)	(12,328)
Prepaid expenses	412	(1,785)
Other long-term assets	(223)	46
Accounts payable	1,600	10,486
Advances from customers	(2,703)	1,799
Income tax payable	(1,011)	187
Other payables and accrued expenses	2,453	632
Other long-term liabilities	(612)	(271)
Net cash used in operating activities	(4,607)	(4,118)

Cash flows from investing activities:
Purchase of property and equipment	(325)	(882)
Purchase of intangible assets	(71)	(157)
Investments in unconsolidated affiliates	(109)
Net cash used in investing activities	(505)	(1,039)

Cash flows from financing activities:
Proceeds from short-term borrowings	15,023	10,153
Repayments of short-term borrowings	(9,346)	(5,252)
Proceeds from stock option exercise to common stock	172	295
Net cash provided by financing activities	5,849	5,196

Effect of exchange rate changes on cash and cash equivalents	$(283)	$(285)
Net (decrease) increase in cash and cash equivalents	$454	$(246)

Cash and cash equivalents at beginning of period	27,124	17,681
Cash and cash equivalents at end of period	$27,578	$17,435

Supplemental disclosure of cash flow information:
Interest paid	$333	$252

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

On June 17, 2019 ACM announced plans to complete over the next three years a listing (the “Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “IPO”), of ACM Shanghai shares in the PRC. ACM Shanghai is currently our principal operating company and a wholly-owned subsidiary of ACM Research. Following the Listing and IPO, ACM Shanghai will be a majority-owned subsidiary of ACM Research.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

As an initial step in qualifying for the Listing and IPO, on June 12, 2019 ACM Shanghai entered into agreements with seven investors pursuant to which those investors agreed to pay a purchase price totaling RMB 187.9 million (equivalent to $27.3 million) to ACM Shanghai for shares representing 4.2% of the then-outstanding ACM Shanghai shares. Pursuant to these agreements, the investors are obligated to fund their purchases (see note 17) after ACM Shanghai made the required filings for the capital increase with the local agency of the PRC Ministry of Commerce. Once it has received payment of the purchase prices from all of the parties, ACM Shanghai is obligated to process necessary PRC governmental registrations for the capital increase with the local branch of the PRC State Administration for Market Regulation. Upon completion of those registrations, the investors will be regarded as the owners of their subscribed shares.

In March 2019, ACM Shanghai formed a wholly owned subsidiary in the PRC, Shengwei Research (Shanghai), Inc., to manage activities related to addition of future long-term production capacity. The subsidiary was formed with registered capital of RMB 5.0 million ($727). As of June 30, 2019, no capital had been injected in this new subsidiary.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated accounts include ACM and its subsidiaries ACM Shanghai, ACM Wuxi, CleanChip and ACM Korea. Subsidiaries are those entities in which ACM, directly and indirectly, controls more than one half of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

The accompanying condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of changes in stockholders’ equity for the six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any future period.

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

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$4,311	$3,215	$6,168	$435
Denominator:
Weighted average shares outstanding, basic	16,090,937	15,838,540	16,067,924	15,611,863
Effect of dilutive securities	2,513,410	2,281,193	2,387,610	2,057,787
Weighted average shares outstanding, diluted	18,604,347	18,119,733	18,455,534	17,669,650
Net income per common share:
Basic	$0.27	$0.20	$0.38	$0.03
Diluted	$0.23	$0.18	$0.33	$0.02

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three and six months ended June 30, 2019 and 2018, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities that could share in ACM’s earnings. ACM’s potential dilutive securities consist warrants and stock options for the three and six months ended June 30, 2019 and 2018. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The amendments in ASU 2016-02 create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP.

Effective January 1, 2019, the Company adopted ASU 2016-02. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, Leases, which included an option to not restate comparative periods in transition and elect to use the effective date of Accounting Standards Codification (“ASC”) 842 as the date of initial application of transition, which the Company elected. As a result of its adoption of ASC 842 as of January 1, 2019, the Company recorded operating lease right-of-use assets of $5,109 and lease liabilities of $5,109. The adoption of ASC 842 had no impact on the Company’s profit or cash flows for the three and six month period ended June 30, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in note 8.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under the new revenue recognition standard set forth in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Effective January 1, 2019, the Company adopted ASU 2018-07, which did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculate for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2018-13 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. A business entity that files periodic reports with the Securities and Exchange Commission must adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of the adoption of ASU 2017-04 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company will adopt ASU 2016-13 effective January 1, 2020. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems, but does not expect the standard will have a material impact on its consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2019 and December 31, 2018, accounts receivable consisted of the following:

	June 30,	December 31,
	2019	2018
Accounts receivable	$31,393	$24,608
Less: Allowance for doubtful accounts	-	-
Total	$31,393	$24,608

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at June 30, 2019 or December 31, 2018. At June 30, 2019 and December 31, 2018, accounts receivable of $0 and $1,457, respectively, were pledged as collateral for borrowings from financial institutions.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 4 – INVENTORIES

At June 30, 2019 and December 31, 2018, inventory consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$17,425	$12,646
Work in process	15,103	9,631
Finished goods	12,966	16,487
Total inventory, gross	45,494	38,764
Inventory reserve	-	-
Total inventory, net	$45,494	$38,764

At June 30, 2019 and December 31, 2018, the Company did not have an inventory reserve and no inventory was pledged as collateral for borrowings from financial institutions. System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At June 30, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
Manufacturing equipment	$3,948	$9,703
Office equipment	601	512
Transportation equipment	126	184
Leasehold improvement	1,424	1,379
Total cost	6,099	11,778
Less: Total accumulated depreciation	(2,831)	(8,102)
Construction in progress	108	32
Total property, plant and equipment, net	$3,376	$3,708

Depreciation expense was $177 and $88 for the three months ended June 30, 2019 and 2018, respectively, and $352 and $173 for the six months ended June 30, 2019 and 2018, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 6 – SHORT-TERM BORROWINGS

At June 30, 2019 and December 31, 2018, short-term borrowings consisted of the following:

	June 30, 2019	December 31, 2018
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on April 17,2019 with an annual interest rate of 4.99%, guaranteed by the Company’s CEO and fully repaid on March 27, 2019.	$-	$3,133
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on February 14,2019 with an annual interest rate of 5.15%, guaranteed by the Company’s CEO and fully repaid on February 14, 2019.	-	485
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on January 23, 2020 with an annual interest rate of 5.22%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited.	3,565
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on June 6,2019 with annual interest rate of 5.22%,secured by certain of the Company’s intellectual property and the Company’s CEO and fully repaid on June 6,2019.	-	2,186
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on June 13,2019 with annual interest rate of 5.22%,secured by certain of the Company’s intellectual property and the Company’s CEO and fully repaid on June 13,2019.	-	2,186
Line of credit up to RMB 10,000 from Shanghai Rural Commercial Bank, due on January 23, 2019 with an annual interest rate of 5.44%, guaranteed by the Company’s CEO and pledged by accounts receivable,and fully repaid on January 23, 2019.	-	1,457
Line of credit up to RMB 20,000 from Shanghai Rural Commercial Bank, due on February 21, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and pledged by accounts receivable.	1,455
Line of credit up to RMB 20,000 from Bank of Communications, due on January 18, 2020 with an annual interest rate of 5.66%.	1,455
Line of credit up to RMB 20,000 from Bank of Communications, due on January 22, 2020 with an annual interest rate of 5.66%.	728
Line of credit up to RMB 20,000 from Bank of Communications, due on February 14, 2020 with an annual interest rate of 5.66%.	728
Line of credit up to RMB 50,000 from China Everbright Bank, due on March 25, 2020 with an annual interest rate of 4.94%, guaranteed by the Company’s CEO.	3,251
Line of credit up to RMB 50,000 from China Everbright Bank, due on April 17, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO.	1,164
Line of credit up to RMB 50,000 from China Everbright Bank, due on June 26, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO.	2,764
Total	$15,110	$9,447

Interest expense related to short-term borrowings amounted to $194 and $149 for the three months ended June 30, 2019 and 2018, respectively, and $333 and $252 for the six months ended June 30, 2019 and 2018, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At June 30, 2019 and December 31, 2018, other payable and accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Lease expenses and payable for leasehold improvement due to a related party (note 11)	$52	$53
Accrued commissions	2,455	2,931
Accrued warranty	2,338	1,710
Accrued payroll	1,392	626
Accrued professional fees	234	64
Accrued machine testing fees	2,859	3,076
Others	2,663	1,950
Total	$11,993	$10,410

NOTE 8 –LEASES

The Company leases space under non-cancelable operating leases for several office and manufacturing locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

Most leases include one or more options to renew. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in the Company’s right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company has a centrally managed treasury function; therefore, based on the applicable lease terms and the current economic environment, it applies a portfolio approach for determining the incremental borrowing rate.

The components of lease expense were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$264	$701
Short-term lease cost	7	25
Lease cost	$271	$726

Supplemental cash flow information related to operating leases was as follows for the period ended June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	271	726

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Maturities of lease liabilities for all operating leases were as follows as of June 30, 2019:

December 31
2019	$728
2020	1,488
2021	1,475
2022	1,495
2023	53
2024	13
Total lease payments	5,252
Less: Interest	(702)
Present value of lease liabilities	$4,550

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2019:

June 30, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.50
Weighted average discount rate	5.43%

NOTE 9 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. As of June 30, 2019, and December 31, 2018, other long-term liabilities consisted of the following unearned government subsidies:

	June 30, 2019	December 31, 2018
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,362	$1,483
Subsidies to Electro Copper Plating project, commenced in 2014	2,370	2,860
Subsidies to Polytetrafluoroethylene, commenced in 2018	158	178
Other	73	62
Total	$3,963	$4,583

NOTE 10 – LONG-TERM INVESTMENT

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

On June 27, 2019, ACM Shanghai and Shengyi Semiconductor Technology Co., Ltd. (“Shengyi”), a company based in Wuxi, China that is one of the Company’s components suppliers, entered into an agreement pursuant to which Shengyi issued to ACM Shanghai shares representing 15% of Shengyi’s post-closing equity for a purchase price of $109. The investment in Shengyi is accounted for under the cost method.

	June 30, 2019	December 31, 2018
Investment – equity method	$1,629	$1,360
Investment – cost method	109	-
Total	$1,738	$1,360

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 11– RELATED PARTY BALANCES AND TRANSACTIONS

On August 18, 2017, ACM and Ninebell, its equity method investment affiliate (note 10), entered into a loan agreement pursuant to which ACM made an interest-free loan of $946 to Ninebell, payable in 180 days or automatically extended another 180 days if in default. The loan was secured by a pledge of Ninebell’s accounts receivable due from ACM and all money that Ninebell received from
ACM. Ninebell repaid the loan in March 2018. ACM purchased materials from Ninebell amounting to $2,483 and $1,865 during the three months ended June 30, 2019 and 2018, and $4,803 and $2,835 during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, accounts payable due to Ninebell were $2,131 and $1,477, respectively, and prepaid expenses prepaid to Ninebell for material purchases were $751 and $572, respectively.

ACM purchased materials from Shengyi amounting to $192 during the three and six months ended June 30, 2019. As of June 30, 2019, accounts payable due to Shengyi was $189.

In 2007 ACM Shanghai entered into an operating lease agreement with Shanghai Zhangjiang Group Co., Ltd. (“Zhangjiang Group”) to lease manufacturing and office space located in Shanghai, China. An affiliate of Zhangjiang Group holds 787,098 shares of Class A common stock that it acquired in September 2017 for $5,903. Pursuant to the lease agreement, Zhangjiang Group provided $771 to ACM Shanghai for leasehold improvements. In September 2016 the lease agreement was amended to modify payment terms and extend the lease through December 31, 2017. From January 1 to April 25, 2018, ACM Shanghai leased the property on a month-to-month basis. On April 26, 2018, ACM Shanghai entered into a renewed lease with Zhangjiang Group for the period from January 1, 2018 through December 31, 2022. Under the lease, ACM Shanghai pays a monthly rental fee of RMB 366 (equivalent to $55). The required security deposit was RMB 1,077 (equivalent to $163). The Company incurred leasing expenses under the lease agreement of $150 and $147 during the three months ended June 30, 2019 and 2018, respectively, and $300 and $319 during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, payables to Zhangjiang Group for lease expenses and leasehold improvements recorded as other payables and accrued expenses amounted to $52 and $53, respectively (note 7).

On December 9, 2016, Shengxin (Shanghai) Management Consulting Limited Partnership (“SMC”), a related party (note 11), delivered RMB 20,124 (approximately $2,981 as of the close of business on such date) in cash (the “SMC Investment”) to ACM Shanghai for potential investment pursuant to terms to be subsequently negotiated. SMC is a limited partnership incorporated in the PRC, whose partners consist of employees of ACM Shanghai. On March 14, 2017, ACM, ACM Shanghai and SMC entered into a securities purchase agreement (the “SMC Agreement”) pursuant to which, in exchange for the SMC Investment, ACM issued to SMC a warrant (the “SMC Warrant”) exercisable, for cash or on a cashless basis, to purchase, at any time on or before May 17, 2023, all, but not less than all, of 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $2,981. On March 30, 2018, SMC exercised the SMC Warrant in full and purchased 397,502 shares of Class A common stock (note 12).

NOTE 12 – WARRANT LIABILITY

On December 9, 2016, ACM Shanghai received the SMC Investment from SMC for potential investment pursuant to terms to be subsequently negotiated, and on March 14, 2017, ACM, ACM Shanghai and SMC entered into the SMC Agreement pursuant to which, in exchange for the SMC Investment, ACM issued the SMC Warrant to SMC (note 11).

The SMC Warrant, while outstanding as of December 31, 2017, was classified as a liability as it was conditionally puttable in accordance with FASB ASC 480, Distinguishing Liabilities from Equity. The fair value of the SMC Warrant was adjusted for changes in fair value at each reporting period, but could not be lower than the proceeds of the SMC Investment. The corresponding non-cash gain or loss of the changes in fair value was recorded in earnings. The Black-Scholes valuation model was used to value the SMC Warrant.

On March 30, 2018, ACM entered into a warrant exercise agreement with ACM Shanghai and SMC pursuant to which SMC exercised the SMC Warrant in full by issuing to ACM a senior secured promissory note in the principal amount of $3,000. ACM then transferred such note to ACM Shanghai in exchange for an intercompany promissory note of ACM Shanghai in the principal amount of $3,000. Each of the two notes bears interest at a rate of 3.01% per annum and matures on August 17, 2023. As security for its performance of its obligations under its note, SMC granted to ACM Shanghai a security interest in the 397,502 shares of Class A common stock issued to SMC upon its exercise of the SMC Warrant. Upon the issuance of 397,502 shares of Class A common stock to SMC, the senior secured promissory note issued to AMC by SMC was offset against the SMC Investment.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 13 – COMMON STOCK

ACM is authorized to issue 50,000,000 shares of Class A common stock and 2,409,738 shares of Class B common stock, each with a par value of $0.0001. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to twenty votes and is convertible at any time into one share of Class A common stock. Shares of Class A common stock and Class B common stock are treated equally, identically and ratably with respect to any dividends declared by the Board of Directors unless the Board of Directors declares different dividends to the Class A common stock and Class B common stock by getting approval from a majority of common stockholders.

On March 30, 2018, SMC exercised the SMC Warrant in full (note 12) to purchase 397,502 shares of Class A common stock.

During the six months ended June 30, 2019, the Company issued 104,627 shares of Class A common stock upon option exercises by employees and non-employees and an additional 15,000 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

There were issued and outstanding 14,229,942 shares of Class A common stock and 1,883,423 shares of Class B common stock at June 30, 2019 and 14,110,315 shares of Class A common stock and 1,898,423 shares of Class B common stock at December 31, 2018.

NOTE 14– STOCK-BASED COMPENSATION

ACM’s stock-based compensation awards consisting of employee and non-employee awards were issued under the 1998 Stock Option Plan and 2016 Omnibus Incentive Plan and as standalone options.

Employee Awards

The following table summarizes the Company’s employee share option activities during the six months ended June 30, 2019:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term
Outstanding at December 31, 2018	2,503,405	0.91	4.09	7.30 years
Granted	295,000	6.50	16.81
Exercised	(48,098)	0.78	2.62
Expired	(628)	0.55	3.00
Forfeited	(4,085)	1.90	4.83
Outstanding at June 30, 2019	2,745,594	2.07	5.48	7.14 years
Vested and exercisable at June 30, 2019	1,608,352

During the three months ended June 30, 2019 and 2018, the Company recognized employee stock-based compensation expense of $291 and $170, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized employee stock-based compensation expense of $512 and $263, respectively. As of June 30, 2019 and December 31, 2018, $3,662 and $2,424, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 1.51 years and 1.62 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

Stock options to acquire 295,000 and 295,000 shares, respectively, of Class A common stock were granted to employees during the three and six months ended June 30, 2019.

The following table summarizes the Company’s non-employee share option activities during the six months ended June 30, 2019:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2018	1,212,374	$0.78	$2.57	6.66 years
Granted	-	-	-	-
Exercised	(56,529)	0.33	0.81	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2019	1,155,845	$0.81	$2.66	6.62 years
Vested and exercisable at June 30, 2019	986,572

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company adopted ASU 2018-07 on January 1, 2019, and the stock-based compensation expense for grants before the adoption of ASU 2018-07 is based on the grant date fair value as of December 31, 2018, which was the last business day before the Company adopted ASU 2018-07, for all nonemployee awards that have not vested as of December 31, 2018. The cumulative-effect adjustment to retained earnings as of January 1, 2019 was immaterial to the financial statements as a whole. Accordingly, the Company did not record this adjustment as of January 1, 2019. Furthermore, for future awards, compensation expense is based on the market value of the shares at the grant date.

During the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $327 and $14, respectively, related to share option vesting. During the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $850 and $2,097, respectively, related to share option vesting. As of June 30, 2019 and December 31, 2018, $863 and $1,713, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.64 years and 1.31 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular the Company’s three-year historical cumulative losses, recent operating results and U.S. pre-tax loss for the six months ended June 30, 2019, the Company recorded a valuation allowance against its U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, the Company will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets in the United States, as the realization of deferred tax assets is uncertain. ACM Shanghai has shown a three-year historical cumulative profit and has projections of future income. As a result, the Company maintained a partial consolidated valuation allowance for the three and six months ended June 30, 2019 and December 31, 2018.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax expense of $876 and $164 during the three months ended June 30, 2019 and 2018, respectively, and $995 and $186 during the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company's total unrecognized tax benefits were approximately $44, which would not affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the six months ended June 30, 2019.

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

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. There were no adjustments made in the six months ended June 30, 2019. The accounting for the tax effects of the Tax Act was completed in 2018.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 12 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of June 30, 2019, the Company did not have any capital commitments.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements. As of June 30, 2019, the Company did not have any legal proceedings.

NOTE 17 – SUBSEQUENT EVENTS

In connection with the Listing and the IPO, in July 2019, ACM Shanghai submitted the required filings for approval of its capital increase with the local agency of the PRC Ministry of Commerce (see note 1). Once ACM Shanghai has received payment of the funding from all committed investors, ACM Shanghai is to process additional PRC governmental registrations for the capital increase with the local branch of the PRC State Administration for Market Regulation. Upon successful completion of those registrations, the investors will be issued additional equity, representing 4.2% of the outstanding ACM Shanghai shares.

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

Selling prices for our single-wafer wet-cleaning tools range from $2 million to more than $5 million. Our customers for single-wafer wet-cleaning tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, SK Hynix Inc. and Yangtze Memory Technologies Co., Ltd. We recognized revenue from sales of single-wafer wet cleaning equipment totaling $41.7 million, or 84% of total revenue, for the first six months of 2019 compared to $28.7 million, or 94% of total revenue, for the first six months of 2018.

We focus our selling efforts on establishing a referenceable base of leading foundry, logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this customer base will help us penetrate the mature chip manufacturing markets and build credibility with additional industry leaders. Using a “demo-to-sales” process, we have placed evaluation equipment, or “first tools,” with a number of selected customers. Since 2009 we have delivered more than 65 single-wafer wet cleaning tools, more than 55 of which have been accepted by customers and thereby generated revenue to us and the balance of which are awaiting customer acceptance should contractual conditions be met.

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

In August 2018 we introduced the Ultra-C Tahoe wafer cleaning tool, which delivers high cleaning performance with significantly less sulfuric acid than typically consumed by conventional high temperature single-wafer cleaning tools.

In September 2018 we announced the opening of a second factory in the Pudong region of Shanghai. The new facility has a total of 50,000 square feet of available floor space for production capacity. This is in addition to our first factory in the Pudong Region of Shanghai, which has a total of 36,000 square feet of available floor space.

In March 2019, we introduced (a) the Ultra ECP AP, or Advanced Wafer Level Packaging tool, a back-end assembly tool used for bumping, or applying copper, tin and nickel to wafers at the die-level prior to packaging, and (b) the Ultra ECP MAP or Multi Anode Plating tool, a front-end process tool that utilizes our proprietary technology to deliver world-class electrochemical copper planting for copper interconnect applications.

Proposed Listing of ACM Shanghai Shares on STAR Market

For purposes of the following description, RMB amounts have been translated into U.S. dollars solely for the convenience of the reader. The translations have been made at the conversion rate of RMB 6.8937 to U.S. $1.00 effective as of June 12, 2019. See“Item 1A. Risk Factors” in Part II below for a discussion of some of the risks and concerns that may arise as a result of the proposed listing of ACM Shanghai shares and related initial public offering of ACM Shanghai shares.

On June 17, 2019 we announced our plans to complete, over the next three years:
●
a listing, which we refer to as the Listing, of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market; and
●
a concurrent initial public offering, which we refer to as the STAR IPO, of ACM Shanghai shares in the PRC.

To qualify for the Listing, ACM Shanghai must have multiple independent shareholders in the PRC. As an initial step in qualifying for the Listing, on June 12, 2019 ACM Shanghai entered into agreements with seven investors pursuant to which those investors agreed to pay a purchase price totaling RMB 187.9 million ($27.3 million) to ACM Shanghai for shares representing 4.2% of the then-outstanding ACM Shanghai shares. Pursuant to these agreements, in July 2019, ACM Shanghai made the required filings for the capital increase with the local agency of the PRC Ministry of Commerce, and the investors became obligated to fund their purchases. As of the filing date for this report:
●
Four private equity funds and other entities based in the PRC have paid to ACM Shanghai a total of RMB 141.8 million ($20.6 million) to be applied to purchase 3.1% of ACM Shanghai’s shares at a purchase price based on a pre-investment enterprise valuation of ACM Shanghai of RMB 4.65 billion ($674.5 million).
●
Two entities owned by certain employees of ACM Shanghai have paid to ACM Shanghai a total of RMB 26.1 million ($3.8 million) to purchase 0.7% of ACM Shanghai’s shares at a purchase price based on a pre-investment enterprise valuation of ACM Shanghai of RMB 3.72 billion ($539.6 million), a discount of 20% from the purchase price paid by the other investors.
●
A private equity fund based in Hong Kong has agreed to pay a total of RMB 20.0 million ($2.9 million) to purchase 0.4% of ACM Shanghai’s shares at a purchase price based on a pre-investment enterprise valuation of ACM Shanghai of RMB 4.65 billion ($674.5 million). We expect this investor will, consistent with contractual obligations, fund their investment by September 2019, but ACM Shanghai’s receipt of those funds is not necessary for ACM Shanghai to satisfy STAR Market listing requirements.

Once it has received payment of the purchase prices, ACM Shanghai is to process necessary PRC governmental registrations for the capital increase with the local branch of the PRC State Administration for Market Regulation. Upon completion of those registrations, the investors will be regarded as the owners of their subscribed shares.

ACM Shanghai and the investors have agreed to use their respective best efforts to facilitate the completion, within three years from the date on which the ACM Shanghai shares are issued to the investors, of the Listing and the STAR IPO, with the STAR IPO to be completed at a pre-offering valuation of not less than RMB 5.15 billion ($747.1 million). If, by the end of such three-year period, the Listing and the STAR IPO have not been completed and the China Securities Regulatory Commission has not otherwise approved the registration of ACM Shanghai’s Listing application, each investor will have the right to require that ACM Shanghai repurchase, and ACM Shanghai will have the right to purchase, the investor’s ACM Shanghai shares for a price equal to the initial purchase price paid by the investor, without interest.

We have determined, voluntarily and not pursuant to any contractual or legal obligation, that ACM Shanghai will deposit, and hold in reserve, the proceeds from the share sales in segregated cash and cash-equivalent accounts pending either (a) completion of the Listing and the STAR IPO or (b) application to repurchase the shares from the investors.

We may determine to enter into additional agreements in the year ending December 31, 2019 pursuant to which certain existing ACM Research stockholders and other investors could purchase additional shares of ACM Shanghai for an aggregate purchase price of approximately $42 million. We expect that, if we were to enter any such agreements, the purchase price and other terms of those agreements would be substantially similar to those under the agreements entered into with the investors other than the employee entities.

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

The PRC governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:
●
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $2.0 million in the first six months of 2019, as compared to $0.4 million in the first six months of 2018.
●
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled less than $100,000 in the first six months of 2019 and 2018.

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
●
We define “adjusted operating income” as our income from operations excluding stock-based compensation.

These financial measures are not based on any standardized methodologies prescribed by accounting principles generally accepted in the United States, or GAAP, and are not necessarily comparable to similarly titled measures presented by other companies.

We have presented shipments, adjusted EBITDA, free cash flow and adjusted operating income because they are key measures used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. We believe that these financial measures help identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA and adjusted operating income can provide useful measures for period-to-period comparisons of our core operating performance and that the exclusion of property and equipment purchases from operating cash flow can provide a usual means to gauge our capability to generate cash. Accordingly, we believe that these financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

Shipments, adjusted EBITDA, free cash flow and adjusted operating income are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP.

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

Shipments in the three months ended June 30, 2019 totaled $33 million, as compared to $21 million in the three months ended June 30, 2018 and $14 million in the three months ended March 31, 2019. Shipments in the six months ending June 30, 2019 totaled $47 million, as compared to $31 million in the six months ended June 30, 2018.

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

Adjusted EBITDA

There are a number of limitations related to the use of adjusted EBITDA rather than net income, which is the nearest GAAP equivalent. Some of these limitations are:
●
adjusted EBITDA excludes depreciation and amortization and, although these are non-cash expenses, the assets being depreciated or amortized may have to be replaced in the future;
●
we exclude stock-based compensation expense from adjusted EBITDA and adjusted operating income, although (a) it has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy and (b) if we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position;
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
●
although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; and
●
adjusted EBITDA includes expense reductions and non-operating other income attributable to PRC governmental grants, which may mask the effect of underlying developments in net income, including trends in current expenses and interest expense, and free cash flow includes the PRC governmental grants, the amount and timing of which can be difficult to predict and are outside our control.

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Adjusted EBITDA Data:
Net Income	$6,168	$435
Interest expense, net	300	235
Income tax expense	995	186
Depreciation and amortization	388	173
Stock based compensation	1,362	2,360
Adjusted EBITDA	$9,213	$3,389

Adjusted EBITDA in the six months ended June 30, 2019, increased by $5.8 million as compared to the same period in 2018, due to an increase of $5.7 million in net income, an increase of $65,000 in interest expense, an increase of $809,000 in income tax expense, and an increase of $215,000 in depreciation and amortization, offset in part by a decrease of $998,000 in stock-based compensation expense. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Key Components of Results of Operations—PRC Government Research and Development Funding.”

Free Cash Flow

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(4,607)	$(4,118)
Purchase of property and equipment	(325)	(882)
Purchase of intangible assets	(71)	(157)
Free cash flow	$(5,003)	$(5,157)

Free cash flow in the six months ended June 30, 2019, improved by $154,000 as compared with the same period in 2018, due to an increase of $489,000 of cash used in operating activities that was offset by a decrease of $557,000 in purchase of property and equipment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

Adjusted Operating Income

Adjusted operating income excludes stock-based compensation from income from operations. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. The use of non-GAAP financial measures excluding stock-based compensation has limitations, however. If we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher and our cash holdings would be less. The following tables reflect the exclusion of stock-based compensation, or SBC, from line items comprising income from operations:

Adjusted operating income for the three months ended on June 30, 2019, as compared with the same period in 2018, reflected a $434,000 increase in stock-based compensation expense.

	Three Months Ended June 30,
	2019			2018
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$29,010	$-	$29,010	$20,873	$-	$20,873
Cost of revenue	(15,879)	(29)	(15,850)	(12,149)	(11)	(12,138)
Gross profit	13,131	(29)	13,160	8,724	(11)	8,735
Operating expenses:
Sales and marketing	(2,924)	(46)	(2,878)	(2,682)	(39)	(2,643)
Research and development	(3,341)	(94)	(3,247)	(2,419)	(40)	(2,379)
General and administrative	(2,205)	(449)	(1,756)	(1,292)	(94)	(1,198)
Income (loss) from operations	$4,661	$(618)	$5,279	$2,331	$(184)	$2,515

Adjusted operating income for the six months ended on June 30, 2019, as compared with the same period in 2018, reflected a $998,000 decrease in stock-based compensation expense.

	Six Months Ended June 30,
	2019			2018
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$49,489	$-	$49,489	$30,616	$-	$30,616
Cost of revenue	(27,532)	(59)	(27,473)	(16,770)	(19)	(16,751)
Gross profit	21,957	(59)	22,016	13,846	(19)	13,865
Operating expenses:
Sales and marketing	(4,793)	(80)	(4,713)	(4,537)	(73)	(4,464)
Research and development	(6,106)	(180)	(5,926)	(3,960)	(67)	(3,893)
General and administrative	(4,146)	(1,043)	(3,103)	(4,922)	(2,201)	(2,721)
Income (loss) from operations	$6,912	$(1,362)	$8,274	$427	$(2,360)	$2,787

Critical Accounting Policies and Significant Judgments and Estimates

There were no significant changes in our critical accounting policies or significant judgments or estimates during the six months ended June 30, 2019 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2016-02, Leases (Topic 842) effective January 1, 2019. As a result of our adoption of the new lease standard, we re-assessed the estimates, assumptions, and judgments that are most critical in our recognition of lease and have revised our lease critical accounting policy. For information regarding the impact of recently adopted accounting standards, refer to note 2 to the condensed financial statements included in this report.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report and is updated in note 2 to the condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.7	58.2	55.6	54.8
Gross margin	45.3	41.8	44.4	45.2
Operating expenses:
Sales and marketing	10.1	12.8	9.7	14.8
Research and development	11.5	11.6	12.3	12.9
General and administrative	7.6	6.2	8.4	16.1
Total operating expenses, net	29.2	30.6	30.4	43.8
Income from operations	16.1	11.2	14.0	1.4
Interest expense, net	(0.6)	(0.6)	(0.6)	(0.7)
Other expense, net	1.9	5.1	0.6	1.0
Equity income in net income of affiliates	0.5	0.6	0.5	0.4
Income before income taxes	17.9	16.3	14.5	2.1
Income tax expense	(3.0)	(0.8)	(2.0)	(0.6)
Net income	14.9	15.5	12.5	1.5

Comparison of Three Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Revenue	$29,010	$20,873	39.0%

The increase in revenue of $8.1 million in the three months ended June 30, 2019 as compared to the same period in 2018 reflected increases in revenue of $9.7 million from single-wafer cleaning equipment. . The revenue increase reflected an increased number of tools shipped, coupled with higher selling prices associated with the equipment sold and customer acceptances from prior period shipments received and recognized as revenue during the three month ended June 30, 2019.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Cost of revenue	$15,879	$12,149	30.7%
Gross profit	$13,131	$8,724	50.5
Gross margin	45.26%	41.80%	3.5

Cost of revenue increased $3.7 million and gross profit increased $4.4 million in the three months ended June 30, 2019, as compared to the corresponding period in 2018, primarily due to increased sales volume. Gross margin increased by 3.5% during the three months ended June 30, 2019, from the comparable period in 2018. Gross margin in the second quarter of 2019 reflected a favorable mix of SAPS-V and SAPS-II tools.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended June 30,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Sales and marketing expense	$2,924	$2,682	9.0%
Research and development expense	3,341	2,419	38.1
General and administrative expense	2,205	1,292	70.7
Total operating expenses	$8,470	$6,393	32.5

Sales and marketing expense increased by $242,000 in the three months ended June 30, 2019, as compared to the corresponding period in 2018. Sales and marketing expense consists primarily of:
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

Research and development expense increased by $922,000 in the three months ended June 30, 2019 as compared to the corresponding period in 2018, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 11.5% and 11.6% of our revenue in the three months ended June 30, 2019 and 2018, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $4.1 million, or 14.0% of revenue, in the three months ended June 30, 2019 and $2.6 million, or 12.5% of revenue, in the three months ended June 30, 2018. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:
●
compensation of personnel associated with our research and development activities, including stock based compensation;
●
costs of components and other research and development supplies;
●
travel expense associated with customer support;
●
amortization of costs of software used for research and development purposes; and
●
allocated overhead for rent and utilities.

General and administrative expense increased by $913,000 in the three months ended June 30, 2019 as compared to the corresponding period in 2018. General and administrative expense consists primarily of:
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

Other Income and Expenses

	Three Months Ended June 30,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Interest expense, net	$(170)	$(135)	25.9%
Other income, net	543	1,066	(49.1)

Interest expense consists of interest incurred from outstanding short-term borrowings. Interest expense increased by $35,000 in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in the three months ended June 30, 2019 and 2018.

Non-operating income (expense), net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above. Our non-operating income was $543,000 in the three months ended June 30, 2019 due to gains and losses of the RMB to US dollar exchange rate during the quarter, compared to non-operating expense of $1.1 million in the three months ended June 30, 2018 due to gains and losses of RMB-to-US dollar exchange rate during the quarter.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Current:
U.S. federal	$-	$-
U.S. state		-
Foreign	(876)	-
Total current income tax expense	(876)	-
Deferred:
U.S. federal		-
U.S. state		-
Foreign		(164)
Total deferred income expense	-	(164)
Total current income tax expense	$(876)	$(164)

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into law. The new legislation contains several key tax provisions that affect us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. There were no adjustments made in the three months ended June 30, 2019. The accounting for the tax effects of the Tax Act was completed in 2018.

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

Comparison of Six Months Ended June 30, 2019 and 2018

Revenue

	Six Months Ended June 30,
	2019	2018	Y/Y % Change
	(in thousands)
Revenue	$49,489	$30,616	61.6%

The increase in revenue of $18.9 million in the three months ended June 30, 2019 as compared to the same period in 2018, was driven primarily by a $13.0 million increase of revenue from single-wafer cleaning tools. The revenue increase reflected an increased number of tools shipped, coupled with higher selling prices associated with the equipment sold and customer acceptances from prior period shipments received and recognized as revenue during the six-months ended June 30, 2019.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2019	2018	Y/Y % Change
	(in thousands)
Cost of revenue	$27,532	$16,770	64.2%
Gross profit	$21,957	$13,846	58.6
Gross margin	44.4%	45.2%	(86 bps)

Cost of revenue increased $10.8 million and gross profit increased $8.1 million in the six months ended June 30, 2019, as compared to the corresponding period in 2018, primarily due to increased sales volume. Gross margin decreased by 86 basis points during the six months ended June 30, 2019, from the comparable period in 2018.

Operating Expenses

	Six Months Ended June 30,
	2019	2018	Y/Y % Change
	(in thousands)
Sales and marketing expense	$4,793	$4,537	5.6%
Research and development expense	6,106	3,960	54.2
General and administrative expense	4,146	4,922	(15.8)
Total operating expenses	$15,045	$13,419	12.1

Sales and marketing expense increased by $256,000 in the six months ended June 30, 2019, as compared to the corresponding period in 2018.

Research and development expense increased by $2.1 million in the six months ended June 30, 2019 as compared to the corresponding period in 2018, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 12.3% and 12.9% of our revenue in the six months ended June 30, 2019 and 2018, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $8.1 million, or 16.4% of revenue, in the six months ended June 30, 2019 and $4.4 million, or 14.2% of revenue, in the six months ended June 30, 2018. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities.

General and administrative expense decreased by $776,000 in the six months ended June 30, 2019 as compared to the corresponding period in 2018.

Other Income and Expenses

	Six Months Ended June 30,
	2019	2018	Y/Y % Change
	(in thousands)
Interest expense, net	$(300)	$(235)	27.7%
Other income, net	282	311	(9.3)

Interest expense increased by $65,000 in the six months ended June 30, 2019 as compared to the three months ended June 30, 2018, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was nominal in the six months ended June 30, 2019 and 2018.

Our non-operating income was $282,000 in the six months ended June 30, 2019 due to gains and losses of the RMB to US dollar exchange rate during the quarter, compared to non-operating income of $311,000 in the six months ended June 30, 2018 due to gains and losses of RMB-to-US dollar exchange rate during the quarter.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Current:
U.S. federal	$-	$-
U.S. state	-	-
Foreign	(995)	-
Total current tax expense	(995)	-
Deferred:
U.S. federal	-	-
U.S. state	-	-
Foreign		(186)
Total deferred tax expense
Total income tax expense	(995)	(186)

There were no adjustments with respect to the Tax Act made in the six months ended June 30, 2019.

Liquidity and Capital Resources

During the first six months of 2019 we funded our technology development and operations principally through application of proceeds from the initial public offering of Class A common stock and concurrent private placements in November 2017 and, to a lesser extent, from short-term borrowings by ACM Shanghai from local financial institutions. During the six month period ended June 30, 2019, our operations used cash flow of $4.6 million, and we received $1.5 million research and development grants from local and central PRC governmental authorities.

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

As described above under “—Overview—Proposed Listing of ACM Shanghai Shares on STAR Market,” proceeds received from investors to purchase shares of ACM Shanghai in the third quarter of 2019 will be deposited and held in reserve in segregated cash and cash-equivalent accounts pending either (a) completion of the STAR Market listing and PRC initial public offering or (b) application to repurchase the shares from the investors. As a result, during that period those proceeds will not be available to operate our business or for other corporate purposes.

Sources of Funds

Equity and Equity-Related Securities. During the three months ended June 30, 2019 we received proceeds of $172,000 from sales of common stock pursuant to option exercises.

Indebtedness. ACM Shanghai is a party to lines of credit with five banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at June 30, 2019
				(in thousands)
Bank of China Pudong Branch	August 2018	August 2019	5.22%	RMB30,000
				$4,365	-
Bank of Shanghai Pudong Branch	January 2019	January 2020	5.22%	RMB50,000	RMB24,500
				$7,275	$3,565
Shanghai Rural Commercial Bank	February 2019	January 2020	5.66%	RMB20,000	RMB10,000
				$2,910	$1,455
Bank of Communications	January 2019	January 2020 -	5.66%	RMB20,000	RMB20,000
		February 2020		$2,911	$2,911
China Everbright Bank	February 2019	March 2020 -	4.94% -	RMB50,000	RMB49,352
		June 2020	5.66%	$7,275	$7,179

				RMB170,000	RMB103,852
				$24,736	15,110

(1) Converted from RMB to dollars as of June 30, 2019.

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

Working Capital. The following table sets forth selected working capital information:

June 30, 2019
(in thousands)
Cash and cash equivalents	$27,578
Accounts receivable, less allowance for doubtful amounts	31,393
Inventory	45,494
Working capital	$104,465

Our cash and cash equivalents at June 30, 2019 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

Uses of Funds

Cash Flow from Operating Activities. Our operations used cash flow of $4.6 million in the first six months of 2019. Our cash flow from operating activities is influenced by (a) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (b) the magnitude of our product sales and associated gross profits, and (c) the amount and timing of payments by customers.

Capital Expenditures. We estimate that our capital expenditures in 2019 will total approximately $2.4 million. We incurred $505,000 of capital expenditures during the six months ended June 30, 2019 and had no unpaid capital commitment as of June 30, 2019. ACM Shanghai is currently evaluating the desirability of entering into an agreement to purchase land in the Shanghai PRC region that could serve as a site for a future production facility and research and development center, and that would require additional capital expenditures for ACM Shanghai in 2019 or 2020.

Contractual Obligations and Requirements. Our contractual obligations and other commercial commitments are summarized in the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Requirements” in our Annual Report. Other than changes that occurred in the ordinary course of business, we had no material changes to our contractual obligations reported in our Annual Report during the first six months of 2019. For additional discussion, see note 16 to our condensed consolidated financial statements included elsewhere in this report.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that they will materially affect our business in the foreseeable future. Any impact of inflation on cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the price of our product offerings.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission or SEC.

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

Foreign Exchange Risk

Although our financial statements and product pricing are denominated in U.S. dollars, a sizable portion of our costs are denominated in other currencies, primarily the RMB. The RMB is not freely convertible into foreign currencies for capital account transactions. The value of the RMB against the U.S. dollar and other currencies is affected by changes in the PRC’s political and economic conditions and by the PRC’s foreign exchange policies, among other things. In July 2005, the PRC government changed its decades-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and September 2010, this appreciation subsided and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since September 2010, the RMB has fluctuated against the U.S. dollar, at times significantly and unpredictably. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.

Interest Rate Risk

At June 30, 2019, we had unrestricted cash and cash equivalents totaling $27.6 million. This amount was held for working capital purposes and were held primarily in checking accounts of various banks. We believe we do not have any material exposure to changes in our cash balance as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, no changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to implement our strategy to expand our PRC operations by completing the Listing and the STAR IPO, our ability to strengthen our market position and operations in the PRC, including our ability to increase our revenues and augment our product line, could be materially impaired.

We may not be able to complete the Listing and the STAR IPO for a number of reasons, many of which are outside our control. ACM Shanghai must succeed in obtaining PRC governmental approvals required to permit the Listing and the STAR IPO, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us. Similarly, the Listing application may be denied or delayed by the Shanghai Stock Exchange in its discretion.

If we are unable to complete the Listing and the STAR IPO, we may not otherwise be able to realize the advantages to our PRC operations contemplated by our business strategy, including improving our ability to market our products, building our brand in the PRC markets, assisting our sales efforts to new customers and encouraging additional purchases of our tools by existing customers. Because it may be more than three years before we know whether the Listing and the STAR IPO will be completed, we may, in the interim, forego or postpone other alternative actions to strengthen our market position and operations in the PRC.

PRC companies are critical to the global semiconductor industry, and our current business is substantially concentrated in the PRC market. Our inability to build, or any delay in growing, our PRC-based operations over the next three years would materially and adversely limit our operations and operating results, including our revenue growth. In addition, during that time, the process underlying the Listing and the STAR IPO could result in significant diversion of management time as well as substantial out-of-pocket costs, which could further impair our ability to expand our business.

Even if we complete the Listing and the STAR IPO, we may not achieve the results contemplated by our business strategy and our strategy for growth in the PRC may not result in increases in the price of the Class A common stock.

We cannot assure you that, even if the Listing and the STAR IPO are completed, we will realize any or all of our anticipated benefits of the Listing and the STAR IPO. Our completion of the Listing and the STAR IPO may not have the anticipated effects of including the strengthening of our market position and operations in the PRC. If the Listing and the STAR IPO are completed, ACM Shanghai will have broad discretion in the use of the proceeds from the initial sales of shares to investors and the proceeds from the STAR IPO, and it may not spend or invest those proceeds in a manner that results in our operating success or with which ACM Research stockholders agree. Our failure to successfully leverage the completion of the Listing and the STAR IPO to expand our PRC business could result in a decrease in the price of the Class A common stock, and we cannot assure you that the success of ACM Shanghai will have a an attendant positive effect on the price of the Class A common stock.

Completion of the Listing and the STAR IPO may take three years or longer. In order to help ensure that proceeds from the current placements of shares with PRC investors can be repaid if necessary under the terms of the applicable agreements, ACM Shanghai will reserve those proceeds in segregated accounts and therefore those proceeds will not be available to fund our operations in the PRC. In the interim, ACM Shanghai may require additional funding from ACM Research in order to proceed to augment its PRC operations, and we cannot give any assurance that such capital will be available from ACM Research at all in terms acceptable to us. Any such inability to obtain funds may impair the ability of ACM Shanghai to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of the Class A common stock.

ACM Shanghai’s status as a publicly traded company that is controlled, but less than wholly owned, by ACM Research could have an adverse effect on us.

As the result of actions being taken in connection with the Listing and the STAR IPO, ACM Shanghai will no longer be a wholly owned subsidiary of ACM Research, and the interests of ACM Shanghai may diverge from the interests of ACM Research and its other subsidiaries in the future. We may face conflicts of interest in managing, financing, engaging in transactions with ACM Shanghai, or allocating business opportunities between our subsidiaries, including future arrangements for operating subsidiaries other than ACM Shanghai to license and use our intellectual property. Substantially all of our intellectual property has been developed in the PRC and is owned by ACM Shanghai. As we expand our global operations through operating subsidiaries outside of the PRC, those operating subsidiaries may need to license intellectual property from ACM Shanghai in order to operate, and there can be no assurance that conflicts of interest will not preclude those operating subsidiaries from licensing the required intellectual property from ACM Shanghai on reasonable terms or at all.

ACM Research will retain majority ownership of ACM Shanghai after the STAR IPO, but ACM Shanghai will be managed by a separate board of directors and officers and those directors and officers will owe fiduciary duties to the various stakeholders of ACM Shanghai, including ACM Research. In the operation of ACM Shanghai’s business, there may be situations that arise whereby the directors and officers of ACM Shanghai, in the exercise of their fiduciary duties, take actions that may be contrary to the best interests of ACM Research.

In the future, ACM Shanghai may issue options, restricted shares and other forms of share-based compensation to its directors, officers and employees, which could dilute ACM Research’s ownership in ACM Shanghai. In addition, ACM Shanghai may engage in capital raising activities in the future that could further dilute ACM Research’s ownership interest.

We may not be able to protect our intellectual property rights throughout the world, including the PRC, which could materially, negatively affect our business.

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

Substantially all of our intellectual property has been developed in the PRC and is owned by ACM Shanghai. Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in PRC intellectual property law. Accordingly, protection of intellectual property and proprietary rights in the PRC may not be as effective as in the United States or other countries. As a result, third parties could illegally use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results. Litigation may be necessary to enforce our intellectual property rights, and given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee litigation would result in an outcome favorable to us.

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

Proceeds received by ACM Shanghai in connection with the Listing and the STAR IPO may not be available to ACM Research, which could impair our efforts to expand outside of the PRC.

Proceeds received by ACM Shanghai from the current placements of shares with PRC investors and from the STAR IPO will be used to grow and support our PRC operations. Those proceeds generally will not be available for distribution to ACM Research. Under existing PRC laws and regulations, it may be difficult, if not impossible, for ACM Research to be able to receive dividends comprised of funds generated by ACM Shanghai and, even if such dividends can be paid from the PRC to the United States, after the completion of the Listing and the STAR IPO, any such dividends can be paid to ACM Research only if other holders of ACM Shanghai shares receive their pro rata dividends.

ACM Research will be responsible for managing our global expansion, which will be critical to our long-term business success. Because funds raised or generated by ACM Shanghai are unlikely to be readily distributable to ACM Research, it is likely that ACM Research will require additional capital in the future in order to fund global operations. We cannot give any assurance that such capital will be available at all in terms acceptable to us.

No company with stock publicly traded in the United States has effected a STAR Market listing of stock of a PRC-based subsidiary, and it is therefore difficult to predict the effect of the proposed Listing and STAR IPO on the Class A common stock.

The China Securities Regulatory Commission initially launched the STAR Market in June 2019 and trading on the Market began in July 2019. We believe we are the first publicly traded U.S. company to propose an initial public offering of shares of a PRC subsidiary on the STAR Market. As a result, no assurance can be given regarding the effect of the Listing and the STAR IPO on the market price of the Class A common stock. The market price of Class A common stock may be volatile or may decline, for reasons other than the risk and uncertainties described above, as the result of investor negativity or uncertainty with respect to the impact of the proposed Listing and STAR IPO.

ACM Research stockholders were not entitled to purchase ACM Shanghai shares in the pre-Listing placement, and they may have limited opportunities to purchase ACM Shanghai shares even if the Listing and the STAR IPO are completed. Investors may elect to invest in our business and operations by purchasing ACM Shanghai shares in the STAR IPO or on the STAR Market rather than purchasing ACM Research Class A common stock, and that reduction in demand could lead to a decrease in the market price for the Class A common stock.

Techniques employed by manipulative short sellers in Chinese small cap stocks could be used to drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers, referred to as “disclosed shorts,” publish, or arrange for the publication of, negative opinions regarding an issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog, or “blogging,” have allowed many disclosed shorts to publicly attack an issuer’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in the PRC and who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the United States and are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification); accordingly, the opinions they express may be based on factual distortions and fabrications. In light of the limited risks involved in publishing such information and the enormous profits that can be made from running successful short attacks, it is likely that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any short seller attacks, we may be constrained, either by principles of freedom of speech, applicable state laws known as Anti-SLAPP (Strategic Lawsuits Against Public Participation) statutes or issues of commercial confidentiality, in the manner in which we can proceed against the short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In June 2019 we issued and sold to an employee an aggregate of 2,001 unregistered shares of Class A common stock upon the exercise of stock options at a per share exercise price of $1.50. These transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of these shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 under said Act because the transactions were pursuant to a contract relating to compensation as provided under such rule. The recipients of the shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the shares issued in these transactions. The recipients had adequate access, through a relationship with us, to information about us. The sales of these shares were made without any general solicitation or advertising.

Use of Initial Public Offering Proceeds

The net proceeds of our initial public offering of Class A common stock in November 2017, after deducting underwriting discounts and commissions and offering expenses, were $17.3 million. There has been no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on November 3, 2017. To date we have applied $10.8 million of the net proceeds to purchase inventory and an additional $2.1 million in the ordinary course of business operations.

Item 6.Exhibits

The following exhibits are being filed as part of this report:

Exhibit Number	Description
10.01	Form of Capital Increase Agreement between ACM Research, Inc. and certain investors
10.01(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.01 hereto
10.02	Form of Agreement between ACM Research, Inc. and certain Investors
10.02(a)	Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.02 hereto
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.

Date: August 9, 2019	By:	/s/ Lisa Feng
Lisa Feng
Interim Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)