Form 10-Q
period 2019-09-30
ACM Research, Inc.
filed 2019-11-13
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 001-38273

ACM Research, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3290283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

42307 Osgood Road, Suite I Fremont, California	94539
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 445-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A Common Stock, $0.0001 par value per share	ACMR	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	16,333,879 shares outstanding as of November 5, 2019
Class B Common Stock, $0.0001 par value	1,862,608 shares outstanding as of November 5, 2019

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

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$47,264	$27,124
Restricted cash	26,582	-
Accounts receivable, less allowance for doubtful accounts of $0 as of September 30, 2019 and $0 as of December 31, 2018 (note 3)	43,144	24,608
Other receivables	2,152	3,547
Inventories (note 4)	43,506	38,764
Prepaid expenses	1,006	1,985
Total current assets	163,654	96,028
Property, plant and equipment, net (note 5)	3,573	3,708
Operating lease right-of-use assets, net (note 8)	4,205	-
Intangible assets, net	285	274
Deferred tax assets (note 16)	2,309	1,637
Long-term investments (note 10)	5,968	1,360
Other long-term assets	222	40
Total assets	180,216	103,047
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	15,665	9,447
Accounts payable	15,440	16,673
Advances from customers	8,397	8,417
Income taxes payable	1,326	1,193
Other payables and accrued expenses (note 7)	13,970	10,410
Current portion of operating lease liability (note 8)	1,350	-
Total current liabilities	56,148	46,140
Long-term operating lease liability (note 8)	2,855	-
Other long-term liabilities (note 9)	2,980	4,583
Total liabilities	61,983	50,723
Commitments and contingencies (note 17)
Redeemable non-controlling interests (note 14)	26,888	-
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 50,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 16,179,058 shares issued and outstanding as of September 30, 2019 and 14,110,315 shares issued and outstanding as of December 31, 2018 (note 13)	2	1
Common stock–Class B, par value $0.0001: 2,409,738 shares authorized as of September 30, 2019 and December 31, 2018; 1,862,608 shares issued and outstanding as of September 30, 2019 and 1,898,423 shares issued and outstanding as of December 31, 2018 (note 13)	-	-
Additional paid in capital	82,857	56,567
Accumulated surplus (deficit)	11,563	(3,387)
Accumulated other comprehensive loss	(3,077)	(857)
Total stockholders’ equity	91,345	52,324
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$180,216	$103,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$33,427	$23,179	$82,916	$53,795
Cost of revenue	17,173	12,892	44,705	29,662
Gross profit	16,254	10,287	38,211	24,133
Operating expenses:
Sales and marketing	3,886	3,229	8,679	7,766
Research and development	3,492	2,264	9,598	6,224
General and administrative	1,846	1,390	5,992	6,312
Total operating expenses, net	9,224	6,883	24,269	20,302
Income from operations	7,030	3,404	13,942	3,831
Interest income	95	3	128	20
Interest expense	(205)	(112)	(538)	(364)
Other income, net	1,850	902	2,132	1,213
Equity income (loss) in net income (loss) of affiliates	(9)	117	260	235
Income before income taxes	8,761	4,314	15,924	4,935
Income tax (expense) benefit (note 16)	328	(461)	(667)	(647)
Net income	9,089	3,853	15,257	4,288
Less: Net income attributable to redeemable non-controlling interests	307	-	307	-
Net income attributable to ACM Research, Inc.	$8,782	$3,853	$14,950	$4,288
Comprehensive income:
Net income	9,089	3,853	15,257	4,288
Foreign currency translation adjustment	(2,591)	(746)	(2,902)	(1,077)
Comprehensive Income (note 2)	6,498	3,107	12,355	3,211
Less: Comprehensive income attributable to redeemable non-controlling interests	307	-	307	-
Comprehensive income attributable to ACM Research, Inc.	$6,191	$3,107	$12,048	$3,211

Net income attributable to ACM Research, Inc. per common share (note 2):
Basic	$0.52	$0.24	$0.91	$0.27
Diluted	$0.45	$0.21	$0.80	$0.24

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	16,999,746	15,915,864	16,381,944	15,714,310
Diluted	19,354,214	18,169,807	18,699,010	17,816,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2019 and 2018
 (In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at July 1, 2019	14,229,942	$1	1,883,423	$-	$58,101	$2,781	$(1,168)	$59,715
Net income attributable to ACM Research, Inc.	-	-	-	-	-	8,782	-	8,782
Foreign currency translation adjustment	-	-	-	-	-	-	(1,909)	(1,909)
Exercise of stock options	89,015	-	-	-	140	-	-	140
Cancellation of stock options	-	-	-	-	(576)	-	-	(576)
Stock-based compensation	-	-	-	-	1,557	-	-	1,557
Issuance of Class A common stock in connection with public offering	2,053,572	1	-	-	26,462	-	-	26,463
Share repurchases	(214,286)	-	-	-	(2,827)	-	-	(2,827)
Conversion of Class B common stock to Class A common stock	20,815	-	(20,815)	-	-	-	-	-
Balance at September 30, 2019	16,179,058	$2	1,862,608	$-	82,857	$11,563	$(3,077)	91,345

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at July 1, 2018	13,957,339	$1	1,920,173	$-	55,331	$(9,526)	(209)	45,597
Net income attributable to ACM Research, Inc.	-	-	-	-	-	3,853	-	3,853
Foreign currency translation adjustment	-	-	-	-	-	-	(746)	(746)
Exercise of stock options	110,976	-	-	-	217	-	-	217
Stock-based compensation	-	-	-	-	411	-	-	411
Conversion of Class B common stock to Class A common stock	1,750	-	(1,750)	-	-	-	-	-
Balance at September 30, 2018	14,070,065	$1	1,918,423	$-	55,959	$(5,673)	$(955)	49,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)
For the Nine Months Ended September 30, 2019 and 2018
 (In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2019	14,110,315	$1	1,898,423	$-	$56,567	$(3,387)	$(857)	$52,324
Net income attributable to ACM Research, Inc.	-	-	-	-	-	14,950	-	14,950
Foreign currency translation adjustment	-	-	-	-	-	-	(2,220)	(2,220)
Exercise of stock options	193,642	-	-	-	312	-	-	312
Cancellation of stock options	-	-	-	-	(576)	-	-	(576)
Stock-based compensation	-	-	-	-	2,919	-	-	2,919
Issuance of Class A common stock in connection with public offering	2,053,572	1	-	-	26,462	-	-	26,463
Share repurchase	(214,286)	-	-	-	(2,827)	-	-	(2,827)
Conversion of Class B common stock to Class A common stock	35,815	-	(35,815)	-	-	-	-	-
Balance at September 30, 2019	16,179,058	$2	1,862,608	$-	82,857	$11,563	$(3,077)	91,345

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2018	12,935,546	$1	2,409,738	$-	49,695	$(9,961)	122	39,857
Net income attributable to ACM Research, Inc.	-	-	-	-	-	4,288	-	4,288
Foreign currency translation adjustment	-	-	-	-	-	-	(1,077)	(1,077)
Exercise of stock options	245,702	-	-	-	512	-	-	512
Stock-based compensation	-	-	-	-	2,771	-	-	2,771
Conversion of Class B common stock to Class A common stock	491,315	-	(491,315)	-	-	-	-	-
Exercise of common stock warrant issued to SMC	397,502	-	-	-	2,981	-	-	2,981
Balance at September 30, 2018	14,070,065	$1	1,918,423	$-	55,959	$(5,673)	$(955)	49,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$15,257	$4,288
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	586	380
Loss on disposals of property, plant and equipment	296	-
Equity income in net income of affiliates	(260)	(235)
Deferred income taxes	(757)	-
Stock-based compensation	2,919	2,771
Net changes in operating assets and liabilities:
Accounts receivable	(19,634)	(5,526)
Other receivables	1,187	781
Inventory	(5,889)	(15,157)
Prepaid expenses	323	(1,653)
Other long-term assets	(182)	12
Accounts payable	(417)	5,165
Advances from customers	746	3,818
Income tax payable	162	645
Other payables and accrued expenses	2,352	2,658
Other long-term liabilities	(1,441)	(680)
Net cash used in operating activities	(4,752)	(2,733)

Cash flows from investing activities:
Purchase of property and equipment	(832)	(1,598)
Purchase of intangible assets	(114)	(350)
Investments in unconsolidated affiliates	(4,348)	-
Net cash used in investing activities	(5,294)	(1,948)

Cash flows from financing activities:
Proceeds from short-term borrowings	18,267	13,065
Repayments of short-term borrowings	(11,770)	(7,962)
Proceeds from stock option exercise to common stock	312	511
Proceeds from issuance of Class A common stock in connection with public offering, net of direct issuance expenses of $2,287	26,463	-
Payment for repurchase of Class A common stock	(785)	-
Payment for cancellation of stock option	(576)	-
Proceeds from issuance of common stock to redeemable Non-controlling interest	27,264	-
Net cash provided by financing activities	59,175	5,614

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(2,407)	$(376)
Net increase in cash, cash equivalents and restricted cash	$46,722	$557

Cash, cash equivalents and restricted cash at beginning of period	27,124	17,681
Cash, cash equivalents and restricted cash at end of period	$73,846	$18,238

Supplemental disclosure of cash flow information:
Interest paid	$538	$364

Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Cash and cash equivalents	47,264	18,238
Restricted cash	26,582	-
Cash, cash equivalents and restricted cash	$73,846	$18,238

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

In March 2019 ACM Shanghai formed a wholly owned subsidiary in the PRC, Shengwei Research (Shanghai), Inc., to manage activities related to addition of future long-term production capacity.  The subsidiary was formed with registered capital of RMB 5,000 ($727).  As of September 30, 2019, no capital had been injected into this subsidiary.

In June 2019 Cleanchip formed a wholly owned subsidiary in California, ACM Research (CA), Inc., to provide procurement services on behalf of ACM Shanghai.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

On June 17, 2019 ACM announced plans to complete over the next three years a listing (the “Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “STAR IPO”) of ACM Shanghai shares in the PRC. ACM Shanghai is currently ACM’s primary operating subsidiary, and  at the time of announcement, was wholly owned by ACM.  As an initial step in qualifying for the Listing and STAR IPO, on June 12, 2019 ACM Shanghai entered into agreements with seven investors (the “Investors”), pursuant to which the Investors agreed to pay a purchase price totaling RMB 187,900 (equivalent to $27,300) to ACM Shanghai for shares representing 4.2% of the then-outstanding ACM Shanghai shares (see note 14).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated accounts include ACM and its subsidiaries ACM Shanghai, ACM Wuxi, CleanChip, ACM Korea, ACM Research (CA), Inc. and Shengwei Research (Shanghai), Inc.  Subsidiaries are those entities in which ACM, directly and indirectly, controls more than one half of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements herein. The unaudited condensed consolidated financial statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2018 included in ACM’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any future period.

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

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$9,089	$3,853	$15,257	$4,288
Net income attributable to redeemable non-controlling interests	307	-	307	-
Net income available to common stockholders, basic and diluted	$8,782	$3,853	$14,950	$4,288
Weighted average shares outstanding, basic	16,999,746	15,915,864	16,381,944	15,714,310
Effect of dilutive securities	2,354,468	2,253,943	2,317,066	2,101,791
Weighted average shares outstanding, diluted	19,354,214	18,169,807	18,699,010	17,816,101
Net income per common share:
Basic	$0.52	$0.24	$0.91	$0.27
Diluted	$0.45	$0.21	$0.80	$0.24

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three and nine months ended September 30, 2019 and 2018, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities that could share in ACM’s earnings. ACM’s potential dilutive securities consist warrants and stock options for the three and nine months ended September 30, 2019 and 2018. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive.

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

Effective January 1, 2019, the Company adopted ASU 2016-02.  The original guidance required application on a modified retrospective basis with the earliest period presented.  In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, Leases, which included an option to not restate comparative periods in transition and elect to use the effective date of Accounting Standards Codification (“ASC”) 842 as the date of initial application of transition, which the Company elected.  As a result of its adoption of ASC 842 as of January 1, 2019, the Company recorded operating lease right-of-use assets of $5,109 and lease liabilities of $5,109.  The adoption of ASC 842 had no impact on the Company’s profit or cash flows for the three and nine months ended September 30, 2019.  In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in note 8.

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

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2019 and December 31, 2018, accounts receivable consisted of the following:

	September 30, 2019	December 31, 2018
Accounts receivable	$43,144	$24,608
Less: Allowance for doubtful accounts	-	-
Total	$43,144	$24,608

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at September 30, 2019 or December 31, 2018. At September 30, 2019 and December 31, 2018, accounts receivable of $0 and $1,457, respectively, were pledged as collateral for borrowings from financial institutions.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 4 – INVENTORIES

At September 30, 2019 and December 31, 2018, inventory consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$14,313	$12,646
Work in process	10,610	9,631
Finished goods	18,583	16,487
Total inventory, gross	43,506	38,764
Inventory reserve	-	-
Total inventory, net	$43,506	$38,764

At September 30, 2019 and December 31, 2018, the Company did not have an inventory reserve and no inventory was pledged as collateral for borrowings from financial institutions. System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At September 30, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Manufacturing equipment	$3,851	$9,703
Office equipment	609	512
Transportation equipment	123	184
Leasehold improvement	1,416	1,379
Total cost	5,999	11,778
Less: Total accumulated depreciation	(2,920)	(8,102)
Construction in progress	494	32
Total property, plant and equipment, net	$3,573	$3,708

Depreciation expense was $176 and $84 for the three months ended September 30, 2019 and 2018, respectively, and $528 and $257 for the nine months ended September 30, 2019 and 2018, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 6 – SHORT-TERM BORROWINGS

At September 30, 2019 and December 31, 2018, short-term borrowings consisted of the following:

	September 30, 2019	December 31, 2018
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on April 17,2019 with an annual interest rate of 4.99%, guaranteed by the Company’s CEO and fully repaid on March 27, 2019.	$-	$3,133
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on February 14,2019 with an annual interest rate of 5.15%, guaranteed by the Company’s CEO and fully repaid on February 14, 2019.		485
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on January 23, 2020 with an annual interest rate of 5.22%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited.	7,041
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on June 6,2019 with annual interest rate of 5.22%,secured by certain of the Company’s intellectual property and the Company’s CEO and fully repaid on June 6,2019.		2,186
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on June 13,2019 with annual interest rate of 5.22%,secured by certain of the Company’s intellectual property and the Company’s CEO and fully repaid on June 13,2019.		2,186
Line of credit up to RMB 10,000 from Shanghai Rural Commercial Bank, due on January 23, 2019 with an annual interest rate of 5.44%, guaranteed by the Company’s CEO and pledged by accounts receivable,and fully repaid on January 23, 2019.		1,457
Line of credit up to RMB 20,000 from Shanghai Rural Commercial Bank, due on February 21, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and pledged by accounts receivable.	1,414
Line of credit up to RMB 20,000 from Bank of Communications, due on January 18, 2020 with an annual interest rate of 5.66%.	1,414
Line of credit up to RMB 20,000 from Bank of Communications, due on January 22, 2020 with an annual interest rate of 5.66%.	707
Line of credit up to RMB 20,000 from Bank of Communications, due on February 14, 2020 with an annual interest rate of 5.66%.	707
Line of credit up to RMB 50,000 from China Everbright Bank, due on March 25, 2020 with an annual interest rate of 4.94%, guaranteed by the Company’s CEO.	3,252
Line of credit up to RMB 50,000 from China Everbright Bank, due on April 17, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO.	1,130

Total	$15,665	$9,447

Interest expense related to short-term borrowings amounted to $205 and $112 for the three months ended September 30, 2019 and 2018, respectively, and $538 and $364 for the nine months ended September 30, 2019 and 2018, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At September 30, 2019 and December 31, 2018, other payable and accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Lease expenses and payable for leasehold improvement due to a related party (note 11)	$-	$53
Accrued commissions	3,235	2,931
Accrued warranty	2,633	1,710
Accrued payroll	1,743	626
Accrued professional fees	176	64
Accrued machine testing fees	1,333	3,076
Accrued due to a related party (note 11)	1,990	-
Others	2,860	1,950
Total	$13,970	$10,410

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$363	$1,064
Short-term lease cost	92	117
Lease cost	$455	$1,181

Supplemental cash flow information related to operating leases was as follows for the period ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$455	$1,181

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Maturities of lease liabilities for all operating leases were as follows as of September 30, 2019:

December 31,
2019	$364
2020	1,488
2021	1,475
2022	1,495
2023	53
2024	13
Total lease payments	4,888
Less: Interest	(683)
Present value of lease liabilities	$4,205

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2019:

September 30, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.27
Weighted average discount rate	5.42%

NOTE 9 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. As of September 30, 2019, and December 31, 2018, other long-term liabilities consisted of the following unearned government subsidies:

	September 30, 2019	December 31, 2018
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,281	$1,483
Subsidies to Electro Copper Plating project, commenced in 2014	1,456	2,860
Subsidies to Polytetrafluoroethylene, commenced in 2018	143	178
Other	100	62
Total	$2,980	$4,583

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

On September 5, 2019, ACM Shanghai, entered into a Partnership Agreement with six other investors, as limited partners, and Beijing Shixi Qingliu Investment Co., Ltd., as general partner and manager, with respect to the formation of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP), a Chinese limited partnership based in Hefei, China. Pursuant to such Partnership Agreement, on September 30, 2019, ACM Shanghai invested RMB 30,000 ($4,200), which represented 10% of the Partnership’s total subscribed capital.  The investment in Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) is accounted for under the cost method.

	September 30, 2019	December 31, 2018
Investment – equity method	$1,620	$1,360
Investment – cost method	4,348	-
Total	$5,968	$1,360

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 11– RELATED PARTY BALANCES AND TRANSACTIONS

On August 18, 2017, ACM and Ninebell, its equity method investment affiliate (note 10), entered into a loan agreement pursuant to which ACM made an interest-free loan of $946 to Ninebell, payable in 180 days or automatically extended another 180 days if in default. The loan was secured by a pledge of Ninebell’s accounts receivable due from ACM and all money that Ninebell received from ACM. Ninebell repaid the loan in March 2018.  ACM purchased materials from Ninebell amounting to $2,591 and $2,529 during the three months ended September 30, 2019 and 2018, and $7,395 and $5,364 during the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019 and December 31, 2018, accounts payable due to Ninebell were $809 and $1,477, respectively, and prepaid expenses prepaid to Ninebell for material purchases were $160 and $572, respectively.

ACM purchased materials from Shengyi amounting to $261 and $453 during the three and nine months ended September 30, 2019, respectively.  As of September 30, 2019, accounts payable due to Shengyi was $496.

In 2007 ACM Shanghai entered into an operating lease agreement with Shanghai Zhangjiang Group Co., Ltd. (“Zhangjiang Group”) to lease manufacturing and office space located in Shanghai, China. An affiliate of Zhangjiang Group holds 787,098 shares of Class A common stock that it acquired in September 2017 for $5,903. Pursuant to the lease agreement, Zhangjiang Group provided $771 to ACM Shanghai for leasehold improvements. In September 2016 the lease agreement was amended to modify payment terms and extend the lease through December 31, 2017. From January 1 to April 25, 2018, ACM Shanghai leased the property on a month-to-month basis. On April 26, 2018, ACM Shanghai entered into a renewed lease with Zhangjiang Group for the period from January 1, 2018 through December 31, 2022. Under the lease, ACM Shanghai pays a monthly rental fee of RMB 366 (equivalent to $55). The required security deposit was RMB 1,077 (equivalent to $163). The Company incurred leasing expenses under the lease agreement of $148 and $152 during the three months ended September 30, 2019 and 2018, respectively, and $448 and $471 during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, payables to Zhangjiang Group for lease expenses and leasehold improvements recorded as other payables and accrued expenses amounted to $0 and $53, respectively (note 7).

On December 9, 2016, Shengxin (Shanghai) Management Consulting Limited Partnership, a PRC limited partnership owned by Jian Wang (Vice President, Research and Development, and brother of David H. Wang) and other employees of ACM Shanghai (“SMC”), delivered RMB 20,124 ($2,981 as of the close of business on such date) in cash (the “SMC Investment”) to ACM Shanghai for potential investment pursuant to terms to be subsequently negotiated. SMC is a limited partnership incorporated in the PRC, whose partners consist of employees of ACM Shanghai. On March 14, 2017, ACM, ACM Shanghai and SMC entered into a securities purchase agreement (the “SMC Agreement”) pursuant to which, in exchange for the SMC Investment, ACM issued to SMC a warrant (the “SMC Warrant”) exercisable, for cash or on a cashless basis, to purchase, at any time on or before May 17, 2023, all, but not less than all, of 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $2,981. On March 30, 2018, SMC exercised the SMC Warrant in full and purchased 397,502 shares of Class A common stock (note 12).

On August 14, 2019, ACM entered into an equity purchase agreement (the “Equity Purchase Agreement”) under which it agreed to repurchase, at a price per share of $13.195 (the net proceeds per share ACM received in a public offering of Class A common stock, as described in note 13), shares of Class A common stock from certain directors, employees and SMC upon the exercise of the underwriters’ over-allotment option in connection with the public offering in August 2019. The total consideration to the directors, employees and SMC, in exchange for their surrender of 214,286 shares of Class A common stock and cancellation of 53,571 options to acquire Class A common stock (note 15) amounted to $3,403, which was based at a price of $13.195 per share equal to the net proceeds per share ACM received from the over-allotment option in connection with this offering. Of that total amount, $1,990 due to SMC was recorded in other payable and accrued expenses (note 7).

NOTE 12 – WARRANT LIABILITY

On December 9, 2016, ACM Shanghai received the SMC Investment from SMC for potential investment pursuant to terms to be subsequently negotiated, and on March 14, 2017, ACM, ACM Shanghai and SMC entered into the SMC Agreement pursuant to which, in exchange for the SMC Investment, ACM issued the SMC Warrant to SMC (note 11).

The SMC Warrant, while outstanding as of December 31, 2017, was classified as a liability as it was conditionally puttable in accordance with ASC 480, Distinguishing Liabilities from Equity. The fair value of the SMC Warrant was adjusted for changes in fair value at each reporting period, but could not be lower than the proceeds of the SMC Investment. The corresponding non-cash gain or loss of the changes in fair value was recorded in earnings. The Black-Scholes valuation model was used to value the SMC Warrant.  On March 30, 2018, ACM entered into a warrant exercise agreement with ACM Shanghai and SMC pursuant to which SMC exercised the SMC Warrant in full by issuing to ACM a senior secured promissory note in the principal amount of $3,000. ACM then transferred such note to ACM Shanghai in exchange for an intercompany promissory note of ACM Shanghai in the principal amount of $3,000. Each of the two notes bears interest at a rate of 3.01% per annum and matures on August 17, 2023. As security for its performance of its obligations under its note, SMC granted to ACM Shanghai a security interest in the 397,502 shares of Class A common stock issued to SMC upon its exercise of the SMC Warrant. Upon the issuance of 397,502 shares of Class A common stock to SMC, the senior secured promissory note issued to ACM by SMC was offset against the SMC Investment.

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

On March 30, 2018, SMC exercised the SMC Warrant in full (note 12) to purchase 397,502 shares of Class A common stock.

During the nine months ended September 30, 2019, ACM issued 193,642 shares of Class A common stock upon option exercises by employees and non-employees and an additional 35,815 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

In August 2019, ACM sold a total of 2,053,572 shares of Class A common stock to the public at a price of $14.00 per share for aggregate gross proceeds of $28,750. Net proceeds to ACM excluded an underwriting discount and offering expenses totaling $2,287. As mentioned in note 11, the shares repurchased from certain directors, employees and SMC upon the exercise of the underwriters’ over-allotment option in connection with the offering was for the purpose of share constructive retirement. A total of  214,286 repurchased shares were accounted for share retirement during the three and nine months ended September 30, 2019.

There were issued and outstanding 16,179,058 shares of Class A common stock and 1,862,608 shares of Class B common stock at September 30, 2019 and 14,110,315 shares of Class A common stock and 1,898,423 shares of Class B common stock at December 31, 2018.

NOTE 14 – REDEEMABLE NON-CONTROLLING INTERESTS

As discussed in note 1, during the quarter ended September 30, 2019, ACM Shanghai issued to the Investors equity in the form of redeemable non-controlling interests, representing 4.2% of the outstanding shares of ACM Shanghai. Two of the Investors are entities owned by certain employees of ACM Shanghai (the “Employee Entities”), and the purchase price paid by the Employee Entities represented a discount of 20% from the purchase price paid by the other Investors.

In addition to the capital increase, ACM Shanghai entered into a supplemental agreement (“Supplemental Agreement”) with each of the Investors. Under each Supplemental Agreement, ACM Shanghai and the Investor party thereto agreed to use their respective best efforts to facilitate the completion of the Listing and the STAR IPO within three years from the date on which the Placement Shares are issued. If, by the end of such three-year period, the Listing and the STAR IPO have not been completed and the China Securities Regulatory Commission has not otherwise approved the registration of ACM Shanghai’s Listing registration application, the Investor and ACM Shanghai each will have the right to require that ACM Shanghai repurchase the Investor’s shares for a price equal to the initial purchase price paid by the Investor, without interest. The Supplemental Agreements will be automatically terminated on the date when ACM Shanghai formally submits the Listing registration application document to the Shanghai Stock Exchange.

Because the Investors have the right to require ACM Shanghai to repurchase their ownership interests in ACM Shanghai at a fixed purchase price, those ownership interests are classified as redeemable non-controlling interests under ASC 480. The Company has elected to apply the entire adjustment method (income classification) for subsequent measurement in accordance with ASC 480‑10-S99.

The components of the change in the redeemable non-controlling interests for the nine months ended September 30, 2019 are presented in the following table:

Balance at January 1, 2019	$-
Increase in redeemable non-controlling interests due to issuance of common stock	27,264
Net income attributable to redeemable non-controlling interests	307
Effect of foreign currency translation loss attributable to redeemable non-controlling interests	(683)
Balance at September 30, 2019	$26,888

NOTE 15– STOCK-BASED COMPENSATION

ACM’s stock-based compensation awards consisting of employee and non-employee awards were issued under the 1998 Stock Option Plan and 2016 Omnibus Incentive Plan and as standalone options.

Employee Awards

The following table summarizes the Company’s employee share option activities during the nine months ended September 30, 2019:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term
Outstanding at December 31, 2018	2,503,405	$0.91	$4.09	7.30 years
Granted	614,000	6.30	16.39
Exercised	(105,113)	0.60	2.08
Expired	(628)	0.55	3.00
Forfeited/cancelled	(41,203)	1.35	3.82
Outstanding at September 30, 2019	2,970,461	$2.55	$6.71	7.28 years
Vested and exercisable at September 30, 2019	1,673,780

In addition to the above share option activities, as mentioned in note 14, purchase price paid by the Employee Entities was at a discount of 20% from the purchase price paid by the other investors, and there was no vesting condition attached to the subscription. Accordingly, the Company determined the discount as stock based compensation expenses, which amounted to $949.

During the three months ended September 30, 2019 and 2018, the Company recognized employee stock-based compensation expense of $1,329 and $195, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized employee stock-based compensation expense of $1,841 and $458, respectively.  As of September 30, 2019 and December 31, 2018, $5,009 and $2,424, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 1.63 years and 1.62 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The change in recognized and unrecognized employee stock-based compensation expense during the three and nine months ended September 30, 2019 included the effect of the employee share option activities in the table above, together with an incremental $949 due to the discounted purchase price paid by the Employee Entities for their investments in ACM Shanghai (note 14).

Stock options to acquire 319,000 and 614,000 shares, respectively, of Class A common stock were granted to employees during the three and nine months ended September 30, 2019. Stock options to acquire 31,339 shares of Class A common stock held by employees were canceled pursuant to the Equity Purchase Agreement (note 11) during the three and nine months ended September 30, 2019.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the nine months ended September 30, 2019:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2018	1,212,374	$0.78	$2.57	6.66 years
Granted	-	-	-	-
Exercised	(88,529)	0.45	1.06	-
Expired	-	-	-	-
Forfeited/cancelled	(22,232)	0.55	3.00	-
Outstanding at September 30, 2019	1,101,613	$0.82	$2.69	6.10 years
Vested and exercisable at September 30, 2019	959,845

The Company adopted ASU 2018-07 on January 1, 2019, and the stock-based compensation expense for grants before the adoption of ASU 2018-07 is based on the grant date fair value as of December 31, 2018, which was the last business day before the Company adopted ASU 2018-07, for all nonemployee awards that have not vested as of December 31, 2018. The cumulative-effect adjustment to retained earnings as of January 1, 2019 was immaterial to the financial statements as a whole. Accordingly, the Company did not record this adjustment as of January 1, 2019. Furthermore, for future awards, compensation expense is based on the fair  value of the shares at the grant date.

During the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $228 and $216, respectively, related to share option vesting. During the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $1,078 and $2,313, respectively, related to share option vesting. As of September 30, 2019 and December 31, 2018, $634 and $1,713, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.33 years and 1.31 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

Stock options to acquire 22,232 shares of Class A common stock held by a director were canceled pursuant to the Equity Purchase Agreement (note 11) during the three and nine months ended September 30, 2019.

NOTE 16 – INCOME TAXES

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

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Prior to September 30, 2019, the Company had recorded a valuation allowance for the full amount of net deferred tax assets in the United States, as the realization of deferred tax assets was uncertain.  The Company has now concluded that, as of September 30, 2019, it was more likely than not that the Company will generate sufficient U.S. taxable income within the applicable net operating loss carry-forward periods to realize a portion of its deferred tax assets. This conclusion, and the resulting partial reversal of the deferred tax asset valuation allowance, is based upon consideration of a number of factors, including the Company’s completion of a seventh consecutive quarter of profitability, recent operating results, forecast of future profitability, and a U.S. tax law change which affects reporting of foreign profits in the United States. Thus, the Company determined that there is sufficient positive objective evidence to conclude that it is more likely than not that a portion of deferred taxes are realizable. It, therefore, has reduced the valuation allowance accordingly, which resulted in a one-time tax benefit in the third quarter of $1,440.  In order to recognize the remaining U.S. deferred tax assets that continue to be subject to a valuation allowance, the Company will need to generate sufficient U.S. taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

ACM Shanghai has shown a three-year historical cumulative profit and has projections of future income. As a result, the Company maintained a partial consolidated valuation allowance for the three and nine months ended September 30, 2019 and December 31, 2018.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax benefit of $328 and income tax expense of $461  during the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded income tax expense of $667 and $647, respectively.

As of September 30, 2019, the Company's total unrecognized tax benefits were approximately $44, which would not affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the three and nine months ended September 30, 2019.

The Company files income tax returns in the United States, and state and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 2009 through December 31, 2018. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Tax Act enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective January 1, 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. There were no adjustments made in the nine months ended September 30, 2019. The accounting for the tax effects of the Tax Act was completed in 2018.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 8 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of September 30, 2019, the Company had $303 of open capital commitments.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements. As of September 30, 2019, the Company did not have any legal proceedings.

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

Selling prices for our single-wafer wet-cleaning tools range from $2 million to more than $5 million. Our customers for single-wafer wet-cleaning tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, SK Hynix Inc. and Yangtze Memory Technologies Co., Ltd. We recognized revenue from sales of single-wafer wet cleaning equipment totaling $69.5 million, or 84% of total revenue, for the first nine months of 2019 compared to $51.4 million, or 96% of total revenue, for the first nine months of 2018.

We focus our selling efforts on establishing a referenceable base of leading foundry, logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this customer base will help us penetrate the mature chip manufacturing markets and build credibility with additional industry leaders. Using a “demo-to-sales” process, we have placed evaluation equipment, or “first tools,” with a number of selected customers. Since 2009 we have delivered more than 75 single-wafer wet cleaning tools, more than 60 of which have been accepted by customers and thereby generated revenue to us and the balance of which are awaiting customer acceptance should contractual conditions be met.

Since our formation in 1998, we have focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our wet-cleaning equipment has been developed using our key proprietary technologies:
•
Space Alternated Phase Shift, or SAPS, technology for flat and patterned wafer surfaces, which employs alternating phases of megasonic waves to deliver megasonic energy in a highly uniform manner on a microscopic level;

•
Timely Energized Bubble Oscillation, or TEBO, technology for patterned wafer surfaces at advanced process nodes, which provides effective, damage-free cleaning for 2D and 3D patterned wafers with fine feature sizes; and

•
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

Initially we focused on developing tools for chip manufacturing process steps involving the integration of ultra‑low-K materials and copper. In the early 2000s we sold tools based on stress-free copper polishing technology.

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

On June 17, 2019 we announced our plans to complete, over the next three years:
•	a listing, which we refer to as the Listing, of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market; and
•	a concurrent initial public offering, which we refer to as the STAR IPO, of ACM Shanghai shares in the PRC.

To qualify for the Listing, ACM Shanghai must have multiple independent shareholders in the PRC. As an initial step in qualifying for the Listing, on June 12, 2019 ACM Shanghai entered into agreements with seven investors pursuant to which those investors agreed to pay a purchase price totaling RMB 187.9 million ($27.3 million) to ACM Shanghai for shares representing 4.2% of the then-outstanding ACM Shanghai shares. Pursuant to these agreements, in July 2019, ACM Shanghai made the required filings for the capital increase with the local agency of the PRC Ministry of Commerce, and the investors became obligated to fund their purchases. As of September 30, 2019, all of the investors had funded the purchase prices for their subscribed shares, all capital increase filings had been completed with the local branch of the PRC State Administration for Market Regulation, and all of the subscribed shares had been issued to the investors.

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

We may determine to enter into additional agreements in the year ending December 31, 2019 pursuant to which certain existing ACM Research stockholders and other investors could purchase additional shares of ACM Shanghai for an aggregate purchase price of approximately $32 million. We expect that, if we were to enter any such agreements, the purchase price and other terms of those agreements would be substantially similar to those under the agreements entered into with the investors other than the employee entities.

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

The PRC governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:
•
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $2.9 million in the first nine months of 2019, as compared to $0.8 million in the first nine months of 2018.

•
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled $111,000 and $109,000 in the first nine months of 2019 and 2018, respectively.

How We Evaluate Our Operations

We present information below with respect to four measures of financial performance:
•
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

•	We define “free cash flow” as net cash provided by operating activities less purchases of property and equipment (net of proceeds from disposals) and of intangible assets.
•	We define “adjusted operating income” as our income from operations excluding stock-based compensation.

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

Shipments

Shipments consist of two components:
•	a shipment to a customer of a type of tool that the customer has previously-accepted, for which we recognize revenue when the tool is delivered; and
•
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

Shipments in the three months ended September 30, 2019 totaled $43 million, as compared to $32 million in the three months ended September 30, 2018, and $33 million in the three months ended June 30, 2019. Shipments in the nine months ended September 30, 2019 totaled $90 million, as compared to $63 million in the nine months ended September 30, 2018.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Adjusted EBITDA Data:
Net Income	$15,257	$4,288
Interest expense, net	410	344
Income tax expense	667	647
Depreciation and amortization	586	380
Stock based compensation	2,919	2,771
Adjusted EBITDA	$19,839	$8,430

Adjusted EBITDA in the nine months ended September 30, 2019, increased by $11.4 million as compared to the same period in 2018, due to an increase of $11.0 million in net income, an increase of $66,000 in interest expense, an increase of $20,000 in income tax expense, an increase of $206,000 in depreciation and amortization, and an increase of $148,000 in stock-based compensation expense. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be materially affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Key Components of Results of Operations—PRC Government Research and Development Funding.”

Free Cash Flow

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(4,752)	$(2,733)
Purchase of property and equipment	(832)	(1,598)
Purchase of intangible assets	(114)	(350)
Free cash flow	$(5,698)	$(4,681)

Free cash flow in the nine months ended September 30, 2019, declined by $1 million as compared with the same period in 2018, due to an increase of $2 million of cash used in operating activities that was offset by a decrease of $1.0 million in purchase of property and equipment and intangible assets. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

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

	Three Months Ended September 30,
	2019			2018
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
			(in thousands)
Revenue	$33,427	$-	$33,427	$23,179	$-	$23,179
Cost of revenue	(17,173)	(154)	(17,019)	(12,892)	(25)	(12,867)
Gross profit	16,254	(154)	16,408	10,287	(25)	10,312
Operating expenses:
Sales and marketing	(3,886)	(172)	(3,714)	(3,229)	(42)	(3,187)
Research and development	(3,492)	(759)	(2,733)	(2,264)	(64)	(2,200)
General and administrative	(1,846)	(472)	(1,374)	(1,390)	(280)	(1,110)
Income (loss) from operations	$7,030	$(1,557)	$8,587	$3,404	$(411)	$3,815

Adjusted operating income for the three months ended on September 30, 2019, as compared with the same period in 2018 increased by $4.8 million, due to increases of $3.6 million in income from operations and $1.1 million in stock-based compensation expense.

	Nine Months Ended September 30,
	2019			2018
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
			(in thousands)
Revenue	$82,916	$-	$82,916	$53,795	$-	$53,795
Cost of revenue	(44,705)	(213)	(44,492)	(29,662)	(44)	(29,618)
Gross profit	38,211	(213)	38,424	24,133	(44)	24,177
Operating expenses:
Sales and marketing	(8,679)	(252)	(8,427)	(7,766)	(115)	(7,651)
Research and development	(9,598)	(939)	(8,659)	(6,224)	(131)	(6,093)
General and administrative	(5,992)	(1,515)	(4,477)	(6,312)	(2,481)	(3,831)
Income (loss) from operations	$13,942	$(2,919)	$16,861	$3,831	$(2,771)	$6,602

Adjusted operating income for the nine months ended on September 30, 2019 as compared with the same period in 2018, increased by $10.3 million, due to increases of $10.1 million in income from operations and $148,000 in stock-based compensation expense.

Critical Accounting Policies and Significant Judgments and Estimates

There were no significant changes in our critical accounting policies or significant judgments or estimates during the nine months ended September 30, 2019 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2016-02, Leases (Topic 842) effective January 1, 2019. As a result of our adoption of the new lease standard, we re-assessed the estimates, assumptions, and judgments that are most critical in our recognition of lease and have revised our lease critical accounting policy.  For information regarding the impact of recently adopted accounting standards, refer to note 2 to the condensed financial statements included in this report.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report and is updated in note 2 to the condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.4	55.6	53.9	55.1
Gross margin	48.6	44.4	46.1	44.9
Operating expenses:
Sales and marketing	11.6	13.9	10.5	14.4
Research and development	10.4	9.8	11.6	11.6
General and administrative	5.5	6.0	7.2	11.7
Total operating expenses, net	27.6	29.7	29.3	37.7
Income from operations	21.0	14.7	16.8	7.2
Interest expense, net	(0.3)	(0.5)	(0.5)	(0.6)
Other expense, net	5.5	3.9	2.6	2.3
Equity income (loss) in net income (loss) of affiliates	0.0	0.5	0.3	0.4
Income before income taxes	26.2	18.6	19.2	9.3
Income tax (expense) benefit	1.0	(2.0)	(0.8)	(1.2)
Net income	27.2	16.6	18.4	8.1
Less: Net income attributable to redeemable non-controlling interests	0.9	-	0.4	-
Net income attributable to ACM Research, Inc.	26.3%	16.6%	18.0%	8.1%

Comparison of Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Revenue	$33,427	$23,179	44.2%

The increase in revenue of $10.3 million in the three months ended September 30, 2019 as compared to the same period in 2018 reflected increases in revenue of $5.7 million from single-wafer cleaning equipment, and increases in revenue of $4.6 million from back-end wafer assembly and packaging equipment. The increase in revenue was driven by a higher number of tools shipped for revenue, offset by a decrease in customer acceptances from prior period shipments received and recognized as revenue during the three months ended September 30, 2019.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Cost of revenue	$17,173	$12,892	33.2%
Gross profit	$16,254	$10,287	58.0
Gross margin	48.63%	44.38%	4.2

Cost of revenue increased $4.3 million and gross profit increased 6.0 million in the three months ended September 30, 2019, as compared to the corresponding period in 2018, due to increased sales volume and higher gross margin. Gross margin increased by 4.2 percentage points during the three months ended September 30, 2019, versus the comparable period in 2018 due to a favorable product mix.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended September 30,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Sales and marketing expense	$3,886	$3,229	20.3%
Research and development expense	3,492	2,264	54.2
General and administrative expense	1,846	1,390	32.8
Total operating expenses	$9,224	$6,883	34.0

Sales and marketing expense increased by $657,000 in the three months ended September 30, 2019, as compared to the corresponding period in 2018. Sales and marketing expense consists primarily of:
•	compensation of personnel associated with pre and aftersales support and other sales and marketing activities, including stock-based compensation;
•	sales commissions paid to independent sales representatives;
•	fees paid to sales consultants;
•	shipping and handling costs for transportation of products to customers;
•	cost of trade shows;
•	travel and entertainment; and
•	allocated overhead for rent and utilities.

Research and development expense increased by $1.2 million in the three months ended September 30, 2019 as compared to the corresponding period in 2018, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 10.4% and 9.8% of our revenue in the three months ended September 30, 2019 and 2018, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $4.4 million, or 13.1% of revenue, in the three months ended September 30, 2019 and $2.7 million, or 11.5% of revenue, in the three months ended September 30, 2018. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:
•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased by $456,000 in the three months ended September 30, 2019 as compared to the corresponding period in 2018. General and administrative expense consists primarily of:
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

Other Income and Expenses

	Three Months Ended September 30,
	2019	2018	% Change 2019 v 2018
	(in thousands)
Interest expense, net	$(110)	$(109)	0.9%
Other income, net	1,850	902	105.1

Interest expense consists of interest incurred from outstanding short-term borrowings. Interest expense increased by $1,000 in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, as a result of increased borrowings under short-term bank loans, partly offset by an increase in cash and equivalents. We earn interest income from depositary accounts. Interest income was $95,000 in the three months ended September 30, 2019 as compared to $3,000 in the same period of 2018.

Non-operating income (expense), net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above. Our non-operating income was $1.85 million in the three months ended September 30, 2019 due to gains and losses of the RMB to U.S. dollar exchange rate during the quarter, compared to non-operating income of $902,000 in the three months ended September 30, 2018 due to gains and losses of RMB-to-U.S. dollar exchange rate during the quarter.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Current:
U.S. federal	$-	$-
U.S. state		-
Foreign	328	(461)
Total current income tax expense	328	(461)
Deferred:
U.S. federal	-	-
U.S. state	-	-
Foreign	-	-
Total deferred income expense	-	-
Total current income tax expense	$328	$(461)

On December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was enacted into law. The new legislation contains several key tax provisions that affect us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. There were no adjustments made in the three months ended September 30, 2019. The accounting for the tax effects of the Tax Act was completed in 2018.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services. Our two PRC subsidiaries, ACM Shanghai and ACM Wuxi, are liable for PRC corporate income taxes at the rates of 15% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.

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

Net Income Attributable to Redeemable Non-Controlling Interests

As described above under “—Proposed Listing of ACM Shanghai Shares on STAR Market,” in the three months ended September 30, 2019, ACM Shanghai sold to seven investors a total number of shares representing 4.2% of its then-outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 95.8% of ACM Shanghai’s outstanding shares. As a result, commencing with the three months ended September 30, 2019, we reflect, as net income attributable to non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the three months ended September 30, 2019, this amount totaled $307,000.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months Ended September 30,
	2019	2018	Y/Y %Change
	(in thousands)
Revenue	$82,916	$53,795	54.1%

The increase in revenue of $29.1 million in the nine months ended September 30, 2019 as compared to the same period in 2018, was driven by an $18.2 million increase in revenue from single-wafer cleaning tools, and an $11.0 million increase in revenue from back-end wafer assembly and packaging equipment. The revenue increase reflected an increased number of tools shipped, coupled with higher selling prices associated with the equipment sold and increased customer acceptances from prior period shipments received and recognized as revenue during the nine months ended September 30, 2019.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2019	2018	Y/Y %Change
	(in thousands)
Cost of revenue	$44,705	$29,662	50.7%
Gross profit	$38,211	$24,133	58.3
Gross margin	46.1%	44.9%	1.2%

Cost of revenue increased $15.0 million and gross profit increased $14.1 million in the nine months ended September 30, 2019, as compared to the corresponding period in 2018, primarily due to increased sales volume. Gross margin increased by 1.2 percentage points during the nine months ended September 30, 2019, from the comparable period in 2018.

Operating Expenses

	Nine Months Ended September 30,
	2019	2018	Y/Y %Change
	(in thousands)
Sales and marketing expense	$8,679	$7,766	11.8%
Research and development expense	9,598	6,224	54.2
General and administrative expense	5,992	6,312	(5.1)
Total operating expenses	$24,269	$20,302	19.5

Sales and marketing expense increased by $913,000 in the nine months ended September 30, 2019, as compared to the corresponding period in 2018.

Research and development expense increased by $3.4 million in the nine months ended September 30, 2019 as compared to the corresponding period in 2018, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 11.6% of our revenue in the nine months ended September 30, 2019 and 11.6% of our revenue in the nine months ended September 30 2018. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $12.5 million, or 15.1% of revenue, in the nine months ended September 30, 2019 and $6.2 million, or 13.0% of revenue, in the nine months ended September 30, 2018. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities.

General and administrative expense decreased by $320,000 in the nine months ended September 30, 2019 as compared to the corresponding period in 2018.

Other Income and Expenses

	Nine Months Ended September 30,
	2019	2018	Y/Y % Change
	(in thousands)
Interest expense, net	$(410)	$(344)	19.2%
Other income, net	2,132	1,213	75.8

Interest expense increased by $66,000 in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, principally as a result of increased borrowings under short-term bank loans. We earn interest income from depositary accounts. Interest income was $128,000 in the nine months ended September 30, 2019 as compared to $20,000 in the nine months ended September 30, 2018.

Our non-operating  income was $2.1 million in the nine months ended September 30, 2019 due to gains and losses of the RMB- to-U.S. dollar exchange rate during the quarter, compared to non-operating income of $1.2 million in the nine months ended September 30, 2018 due to gains and losses of RMB-to-U.S. dollar exchange rate during the quarter.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Current:
U.S. federal	$-	$-
U.S. state	-	-
Foreign	(667)	(647)
Total current tax expense	(667)	(647)
Deferred:
U.S. federal	-	-
U.S. state	-	-
Foreign		0
Total deferred tax expense
Total income tax expense	(667)	(647)

There were no adjustments with respect to the Tax Act made in the nine months ended September 30, 2019.

Net Income Attributable to Redeemable Non-Controlling Interests

As described above under “—Proposed Listing of ACM Shanghai Shares on STAR Market,” in the nine months ended September 30, 2019, ACM Shanghai sold to seven investors a total number of shares representing 4.2% of its then-outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 95.8% of ACM Shanghai’s outstanding shares. As a result, commencing with the nine months ended September 30, 2019, we reflect, as net income attributable to non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the nine months ended September 30, 2019, this amount totaled $307,000.

Liquidity and Capital Resources

During the first nine months of 2019 we funded our technology development and operations principally through application of proceeds from the initial public offering of Class A common stock and concurrent private placements in November 2017, proceeds from a follow-on public offering of Class A common stock in August 2019, and, to a lesser extent, from short-term borrowings by ACM Shanghai from local financial institutions. During the nine months ended September 30, 2019, our operations used cash flow of $4.8 million and we received $2.9 million in research and development grants from local and central PRC governmental authorities.

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

As described above under “—Proposed Listing of ACM Shanghai Shares on STAR Market,” proceeds received from investors to purchase shares of ACM Shanghai in the third quarter of 2019 have been deposited and are being held in reserve in segregated cash and cash-equivalent accounts pending either (a) completion of the STAR Market listing and PRC initial public offering or (b) application to repurchase the shares from the investors. As a result, during that period those proceeds will not be available to operate our business or for other corporate purposes.

Sources of Funds

Equity and Equity-Related Securities. During the three months ended September 30, 2019, we received:
•
net proceeds of $26.5 million from our sale of 2,053,572 shares of Class A common stock to the public, of which we have applied, or will apply, $3.4 million of net proceeds to repurchase outstanding shares of Class A common stock (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities” in this Part II), and to cancel options to acquire shares of Class A common stock, from certain officers and directors, and an officer affiliate, pursuant to an equity purchase agreement entered into in connection with the public offering; and

•	proceeds of $140,000 from sales of common stock pursuant to option exercises.

Indebtedness. ACM Shanghai is a party to lines of credit with four banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at September30, 2019
				(in thousands)
Bank of Shanghai Pudong Branch	January 2019	January 2020	5.22%	RMB50,000	RMB49,792
				$7,070	$7,041
Shanghai Rural Commercial Bank	Feburary 2019	January 2020	5.66%	RMB20,000	RMB10,000
				$2,828	$1,414
Bank of Communications	January 2019	January 2020 - February 2020	5.66%	RMB20,000	RMB20,000
				$2,828	$2,828
China Everbright Bank	Feburary 2019	March 2020 - April 2020	4.94% - 5.66%	RMB50,000	RMB30,996
				$7,070	$4,382

				RMB140,000	RMB110,788
				$19,796	15,665

(1)	Converted from RMB to U.S. dollars as of September 30, 2019.

All of the amounts owing under the lines of credit with Bank of Shanghai Pudong Branch are guaranteed by our Chairman of the Board, Chief Executive Officer and President Dr. David H. Wang and by our subsidiary Cleanchip Technologies Ltd. All of the amounts owing under the line of credit with Shanghai Rural Commercial Bank are secured by accounts receivable and guaranteed by Dr. Wang. All of the amounts owing under the lines of credit with China Everbright Bank are guaranteed by Dr. Wang.

Working Capital. The following table sets forth selected working capital information:

September 30, 2019
(in thousands)
Cash and cash equivalents	$47,264
Accounts receivable, less allowance for doubtful amounts	43,144
Inventory	43,506
Working capital	$133,914

Our cash and cash equivalents at September 30, 2019 were unrestricted and, except for proceeds received from investors to purchase shares of ACM Shanghai that we have elected to hold in reserve in segregated cash and cash-equivalent accounts as described in “—Proposed Listing of ACM Shanghai Shares on STAR Market,” are being held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

Uses of Funds

Cash Flow from Operating Activities. Our operations used cash flow of $4.8 million in the first nine months of 2019. Our cash flow from operating activities is influenced by (a) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (b) the magnitude of our product sales and associated gross profits, and (c) the amount and timing of payments by customers.

Capital Expenditures. We estimate that our capital expenditures in 2019 will total approximately $2.4 million. We incurred $946,000 of capital expenditures during the nine months ended September 30, 2019 and had unpaid capital commitments of $303,000 as of September 30, 2019.  ACM Shanghai is evaluating the desirability of entering into an agreement to purchase land in the Shanghai PRC region that could serve as a site for a future production facility and research and development center, and that would require additional capital expenditures for ACM Shanghai in 2019 or 2020.

Contractual Obligations and Requirements. Our contractual obligations and other commercial commitments are summarized in the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Requirements” in our Annual Report. Other than changes that occurred in the ordinary course of business, we had no material changes to our contractual obligations reported in our Annual Report during the first nine months of 2019. For additional discussion, see note 16 to our condensed consolidated financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303 (a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

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

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act of 1933 and as such are not required to provide information under this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, no changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

There have been no material developments with regard to legal proceedings in the three months ended September 30, 2019.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in Item 1A, “Risk Factors” of Part I in our Annual Report.  In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In the three months ended September 30, 2019, we issued and sold to employees and consultants an aggregate of 69,333 unregistered shares of Class A common stock upon the exercise of stock options at per share exercise prices between $0.75 and $1.50. These transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of these shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 under said Act because the transactions were pursuant to a contract relating to compensation as provided under such rule. The recipients of the shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the shares issued in these transactions. The recipients had adequate access, through a relationship with us, to information about us. The sales of these shares were made without any general solicitation or advertising.

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

Issuer Purchases of Equity Securities

Following is a summary of stock repurchases during the three months ending September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Program)
July 2019	—	—	—	—
August 2019	—	—	—	—
September 2019	59,465	$13.195	—	—
Total	59,465	$13.195	—	—

(1)
On August 14, 2019, we entered into an equity purchase agreement under which we agreed to repurchase, at a price per share of $13.195 (the net proceeds per share we received in a public offering of Class A common stock), shares of Class A common stock  from certain of our officers and directors and an officer affiliate. We have been fulfilling our repurchase obligations under the equity purchase agreement by either acquiring outstanding shares of Class A common stock or canceling outstanding vested options to acquire Class A common stock (at a purchase price net of the applicable option exercise price). This table reflects those outstanding shares that were repurchased under the equity purchase agreement during the three months ending September 30, 2019. In September 2019 we cancelled options to acquire a total of 53,571 shares of Class A common stock. We have a continuing obligation under the equity purchase agreement to complete the purchase of an additional 154,821 shares of Class A common stock, which we expect to complete in the fourth quarter of 2019. For further information, please see notes 11 and 15 to our condensed consolidated financial statements included elsewhere in this report.

Item 6.	Exhibits

The following exhibits are being filed as part of this report:

Exhibit Number	Description
10.01	Equity Purchase Agreement dated August 4, 2019 between ACM Research, Inc. and certain of its directors and executive officers and an officer affiliate
10.02	Letter agreement dated June 12, 2019 between ACM Research, Inc. and Mark McKechnie
10.03
Partnership Agreement of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) dated September 5, 2019 by and among Infotech National Emerging Industry Venture Investment Guidance Fund (LP), Hefei Guozheng Asset Management Co, Ltd., Hefei Economic and Technological Development Zone Industrial Investment Guidance Fund Co., Ltd., ACM Research (Shanghai), Inc., Hefei Tongyi Equity Investment Partnership (LP), Shenzen Waitan Technology Development Co., Ltd., and Beijing Shixi Qingliu Investment Co., Ltd.

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

ACM RESEARCH, INC.
Date: November 13, 2019	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer and Treasurer (Principal Financial Officer)