Form 10-K
period 2019-12-31
ACM Research, Inc.
filed 2020-03-24
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer ☐	Accelerated filer	☑
Non-accelerated filer ☐	Smaller reporting company	☑
	Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value on June 28, 2019 (the last business day of the registrant’s most recently completed second quarter) of the voting common equity held by non-affiliates of the registrant, computed by reference to the $15.61 closing price of the stock on that date, was $135.6 million. The registrant does not have non-voting common equity outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	16,273,528 shares outstanding as of March 17, 2020
Class B Common Stock, $0.0001 par value	1,862,608 shares outstanding as of March 17, 2020

Documents Incorporated By Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference in Part III of this report.

We conduct our business operations principally through ACM Research (Shanghai), Inc., or ACM Shanghai, a subsidiary of ACM Research, Inc., or ACM Research. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. and its subsidiaries, including ACM Shanghai, collectively.

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

The information included in this report under the heading “Item 1. Business—Our Technology and Product Offerings—Single Wafer Wet Cleaning Equipment for Front End Production Processes” contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc., or Gartner, in “Forecast: Semiconductor Wafer Fab Manufacturing Equipment (Including Wafer-Level Packaging), Worldwide, 2Q19 Update” (July 2019), or the Gartner Report. The Gartner Report represents research opinions or viewpoints that are published, as part of a syndicated subscription service, by Gartner and are not representations of fact. The Gartner Report speaks as of its original publication date (and not as of the date of this report), and the opinions expressed in the Gartner Report are subject to change without notice. While we are not aware of any misstatements regarding any of the data presented from the Gartner Report, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.

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

Overview

We supply advanced, innovative capital equipment developed for the global semiconductor industry. Fabricators of advanced integrated circuits, or chips, can use our single-wafer wet-cleaning tools in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these tools for use in fabricating foundry, logic and memory chips, including dynamic random-access memory, or DRAM, and 3D NAND-flash memory chips. We also develop, manufacture and sell a range of advanced packaging tools to wafer assembly and packaging customers.

Selling prices for our single-wafer wet-cleaning tools range from $2 million to more than $5 million. Revenue from single-wafer wet-cleaning tools totaled $90.9 million, or 84.6% of total revenue, in 2019 and $68.5 million, or 92% of total revenue, in 2018. Our customers for single-wafer wet-cleaning tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation and the operations of The Huahong Group, SK Hynix Inc. and Yangtze Memory Technologies Co., Ltd.

We have focused our selling efforts on establishing a referenceable base of leading foundry, logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this customer base has helped us penetrate the mature chip manufacturing markets and build credibility with additional industry leaders. We have used a “demo-to-sales” process to place evaluation equipment, or “first tools,” with a number of selected customers.

Since 2009 we have delivered more than 80 single-wafer wet cleaning tools, more than 65 of which have been accepted by customers and thereby generated revenue to us. The balance of the delivered tools are awaiting customer acceptance should contractual conditions be met. To date, all of our sales of single-wafer wet cleaning equipment for front-end manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. In the second half of 2019 we began to add to our efforts to further address customers in North America, Western Europe and Southeast Asia by expanding our direct sales teams and increasing our global marketing activities.

Since our formation in 1998, we have focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our tools have been developed using our key proprietary technologies:
●
Space Alternated Phase Shift, or SAPS, technology for flat and patterned wafer surfaces. Introduced in 2009, SAPS technology employs alternating phases of megasonic waves to deliver megasonic energy in a highly uniform manner on a microscopic level. We have shown SAPS technology to be more effective than conventional megasonic and jet spray technologies in removing random defects across an entire wafer as node sizes shrink from 300 nanometers, or nm, to 20nm and lower.

●
Timely Energized Bubble Oscillation, or TEBO, technology for patterned wafer surfaces at advanced process nodes. Introduced in March 2016, TEBO technology has been developed to provide effective, damage-free cleaning for 2D and 3D patterned wafers with fine feature sizes. We have demonstrated the damage-free cleaning capabilities of TEBO technology on patterned wafers for feature nodes as small as 1xnm (16nm to 19nm), and we have shown TEBO technology can be applied in manufacturing processes for patterned chips with 3D architectures having aspect ratios as high as 60‑to‑1.

●
Tahoe technology for cost and environmental savings. Introduced in 2018, Tahoe technology delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools.

●
Electro-Chemical Plating, or ECP, technology for advanced metal plating. Our Ultra ECP AP, or Advanced Packaging, technology was developed for back-end assembly processes to deliver a more uniform metal layer at the notch area of wafers prior to packaging. Our Ultra ECP MAP, or Multi-Anode Partial Plating, technology was developed for front-end wafer fabrication processes to deliver advanced electrochemical copper plating for copper interconnect applications. ECP MAP offers improved gap-filling performance for ultra-thin seed layer applications, which is critical for advanced nodes at 14nm and beyond.

We have been issued more than 285 patents in the United States, the People’s Republic of China or PRC, Japan, Korea, Singapore and Taiwan.

We conduct substantially all of our product development, manufacturing, support and services in the PRC. All of our tools are built to order at two leased manufacturing facilities in Shanghai, which encompass 86,000 square feet of floor space for production capacity. In November 2019 ACM Shanghai entered into an agreement initiating a bidding process to acquire land rights to build a development and production center in the Lingang region of Shanghai, as described under “Item 2. Properties.” Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO, Tahoe and ECP technologies, and enable us to design innovative products and solutions to address their needs.

In June 2019 we announced a strategic plan to list shares of ACM Shanghai on the Shanghai Stock Exchange’s Sci-Tech InnovAtion BoaRd, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—STAR Market Listing and IPO.”

Our Technology and Product Offerings

Single Wafer Wet Cleaning Equipment for Front End Production Processes

Chip fabricators can use our single-wafer wet-cleaning tools in numerous steps to improve product yield during the front-end production process, during which individual devices are patterned in a chip prior to being interconnected on a wafer. Based on Gartner’s estimates, the market for global wafer cleaning equipment (auto wet stations, single-wafer processors and other clean process equipment) increased 20% from $2.9 billion in 2017 to $3.5 billion in 2018, but was expected to decrease 24% to $2.6 billion in 2019. We estimate, based on third-party reports and on customer and other information, that our tools address more than 50% of this global wafer cleaning equipment market.

Our wet-cleaning equipment has been developed using our proprietary SAPS, TEBO and Tahoe technologies, which allow our tools to remove random defects from a wafer surface effectively, without damaging a wafer or its features, even at an increasingly advanced process nodes (the minimum line widths on a chip) of 22nm or less. We use a modular configuration that enables us to create a wet-cleaning tool meeting the specific requirements of a customer, while using pre-existing designs for chamber, electrical, chemical delivery and other modules. Our modular approach supports a wide range of customer needs and facilitates the adaptation of our model tools for use with the optimal chemicals selected to meet a customer’s requirements. Our tools are offered principally for use in manufacturing chips from 300mm silicon wafers, but we also offer solutions for 150mm and 200mm wafers and for nonstandard substrates, including compound semiconductor, quartz, sapphire, glass and plastics. Selling prices for our single-wafer wet-cleaning tools range from $2 million to more than $5 million.

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

SAPS Equipment

We offer two principal models of wet wafer cleaning equipment based on our SAPS technology, Ultra C SAPS II and Ultra C SAPS V. Each of these models is a single-wafer, serial-processing tool that can be configured to customer specifications and, in conjunction with appropriate dilute chemicals, used to remove random defects from wafer surfaces or interconnects and barrier metals as part of the chip front-end fabrication process or for recycling test wafers. By combining our megasonic and chemical cleaning technologies, we have designed these tools to remove random defects with greater efficacy and efficiency than conventional wafer cleaning processes, with enhanced process flexibility and reduced quantities of chemicals. Each of our SAPS models was initially built to meet specific requirements of a key customer. The sales prices of our SAPS tools generally range between $2.5 million and $5.0 million, although the sales price of a particular tool will vary depending upon the required specifications.

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

TEBO Equipment

We offer two models of wet wafer cleaning equipment based on our TEBO technology, Ultra C TEBO II and Ultra C TEBO V. Each of these models is a single-wafer, serial-processing tool that can be configured to customer specifications and, in conjunction with appropriate dilute chemicals, used at numerous manufacturing processing steps for effective, damage-free cleaning of chips at process nodes of 28nm or less. TEBO equipment solves the problem of pattern damage caused by transient cavitation in conventional jet spray and megasonic cleaning processes, providing better particle removal efficiency with limited material loss or roughing. TEBO equipment is being evaluated by a select group of leading memory and logic chip customers. The sales prices of our TEBO tools generally range between $3.5 million and $6.5 million, although sales prices vary depending upon the required specifications.

Each model of TEBO equipment includes:

●      an equipment front-end module, or EFEM, which moves wafers from chamber to chamber;

●      one or more chamber modules, each equipped with a TEBO megasonic generator system;

●      an electrical module to provide power for the tool; and

●      a chemical delivery module.

Ultra C TEBO II (released in 2016). Highlights of our Ultra C TEBO II equipment include:

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

Tahoe Overview

Our Ultra-C Tahoe wafer cleaning tool can deliver high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools. During normal single-wafer cleaning processes, only a fraction of the acid reacts with the wafer surface, while the majority is wasted as acid spins off the wafer and cannot be recycled. In addition to providing cost savings resulting from vastly reduced acid consumption, Ultra-C Tahoe meets the needs of customers who face increased environmental regulations and demand new, more environmentally friendly tools. We announced our first purchase order for an Ultra C Tahoe tool in August 2018, and we delivered the tool to a strategic customer in January of 2019.

Single-Wafer Tools for Back-End Assembly and Packaging

We leverage our technology and expertise to provide a range of single-wafer tools for back-end wafer assembly and packaging factories. We develop, manufacture and sell a wide range of advanced packaging tools, such as coaters, developers, photoresist strippers, scrubbers, wet etchers and copper-plating tools. We focus on providing custom-made, differentiated equipment that incorporates customer-requested features at a competitive price. Selling prices for these tools range from $500,000 to more than $2 million.

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

Our Customers

Since 2009 we have delivered more than 80 single-wafer wet cleaning tools, more than 65 of which have been accepted by customers and thereby generated revenue to us. The balance of the delivered tools are awaiting customer acceptance should contractual conditions be met. To date, all of our sales of single-wafer wet cleaning equipment for front-end manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. In the second half of 2019 we began to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.

We generate most of our revenue from a limited number of customers as the result of our strategy of initially placing single-wafer wet cleaning equipment with a small number of leading chip manufacturers that are driving technology trends and key capability implementation. In 2019, 73.8% of our revenue was derived from three customers: Yangtze Memory Technologies Co., Ltd., a leading PRC memory chip company, together with one of its subsidiaries, accounted for 27.5% of our revenue; Shanghai Huali Microelectronics Corporation and the operations of The Huahong Group, a leading PRC foundry, accounted for 26.5% of our revenue; and SK Hynix Inc., a leading Korean memory chip company, accounted for 19.8% of our revenue. In 2018, 87.6% of our revenue was derived from three customers: Yangtze Memory Technologies Co., Ltd. (together with a subsidiary) accounted for 39.6% of our revenue; Shanghai Huali Microelectronics Corporation accounted for 24.2% of our revenue; and SK Hynix Inc. accounted for 23.8% of our revenue.

Based on our market experience, we believe that implementation of our single-wafer wet cleaning equipment by one of our selected chip manufacturers will attract and encourage other manufacturers to evaluate our equipment, because the leading company’s implementation will serve as validation of our equipment and could enable the other manufacturers to shorten their evaluation processes. We placed our first SAPS tool in 2009 as a prototype. We worked closely with the customer for two years in debugging and modifying the tool, and the customer then spent two more years of qualification and running pilot production before beginning volume manufacturing. Our revenue in 2015 included sales of SAPS tools following the customer’s completion of its qualification process. The period from new product introduction to high volume manufacturing can range from one to several years.

For our back-end wafer assembly and packaging customers, we focus on providing custom-made, differentiated single wafer wet cleaning equipment that incorporates a customer’s requested features at a competitive cost of ownership. Our primary customers of these products in 2018 and 2019 included: Jiangyin Changdian Advanced Packaging Co. Ltd., a leading PRC-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Deca Technologies, a wafer-level interconnect foundry with headquarters in Arizona and manufacturing in the Philippines that is a majority-owned, independent subsidiary of Cypress Semiconductor Corp.; and Wafer Works Corporation, a leading PRC-based wafer supplier.

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

Our sales have historically been made using purchase orders with agreed technical specifications. Our sales terms and conditions are generally consistent with industry practice, but may vary from customer to customer. We seek to obtain a purchase order two to four months ahead of the customer’s desired delivery date. For some customers, we receive a letter of intent a few weeks ahead, followed by the corresponding purchase order four months ahead of the customer’s desired delivery date. Consistent with industry practice, we allow customers to reschedule or cancel orders at a certain cost to them on relatively short notice. Because of our relatively short delivery period and our practice of permitting rescheduling or cancellation, we believe that backlog is not a reliable indicator of our future revenue.

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

In November 2019 ACM Shanghai entered into an agreement initiating a bidding process to acquire land rights to build a center in the Lingang region of Shanghai for manufacturing as well as development. See “Item 2. Properties.”

In February 2020 our ACM Shanghai headquarters were closed for an additional six days beyond the normal Lunar New Year Holiday in accordance with Shanghai government restrictions related to the COVID-19 outbreak, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—COVID-19 Outbreak.”

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

Research and Development

We believe that our success depends in part on our ability to develop and deliver breakthrough technologies and capabilities to meet our customers’ ever-more challenging technical requirements. For this reason, we devote significant financial and personnel resources to research and development. Our research and development team is comprised of highly skilled engineers and technologists with extensive experience in megasonic technology, cleaning processes and chemistry, mechanical design, and control system design. To supplement our internal expertise, we have also collaborated with external research and development entities such as International SEMATECH, and we are in the process of engaging with IMEC on specific areas of interests. We also retain, as technical advisors, several experts in semiconductor technology.

For the foreseeable future we are focusing on enhancing our Ultra C SAPS, TEBO, Tahoe and ECP tools and integrating additional capabilities to meet and anticipate requirements from our existing and potential customers. Our particular areas of focus include development of the following:
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

Our research and development expense totaled $12.9 million, or 12.0% of revenue, in 2019 and $10.4 million, or 13.9% of revenue, in 2018. We intend to continue to invest in research and development to support and enhance our existing cleaning products and to develop future product offerings to build and maintain our technology leadership position.

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

We have aggressively pursued intellectual property since our founding in 1998. We focus our patent filing efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions such as the European Union, the PRC, Japan, Korea, Singapore, and Taiwan. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.

As of December 31, 2019, we had 25 issued patents, and 24 patents pending, in the United States. These patents carry expiration dates from 2022 through 2037. Many of the US patents and applications have also been filed internationally, in one or more of the European Union, Japan, Korea, PRC, Singapore and Taiwan. Specifically, we own patents in wafer cleaning, electro-polishing and plating, wafer preparation, and other semiconductor processing technologies. We have been issued more than 288 patents in the United States, the PRC, Japan, Korea, Singapore and Taiwan.

We manufacture advanced single-wafer cleaning systems equipped with our SAPS, TEBO and Tahoe technologies. Our wafer cleaning technologies are protected by US Patent Numbers 8580042, 8671961, 9070723 and 9281177, as well as their corresponding international patents. We have 35 patents granted internationally protecting our SAPS technologies. We also have filed 11 international patent applications for key TEBO technologies, and 2 for Tahoe, in accordance with the Patent Cooperation Treaty, in anticipation of filing in the U.S. national phase.

In addition to the above core technologies, we have technologies for stress-free polishing, or SFP, and ECP that are used in certain of our tools. SFP is an integral part of the electro polishing process. Our technology was a breakthrough in electro-chemical-copper-planarization technology when it was first introduced, because it can polish, stress-free, copper layers used in copper low-K interconnects. Our innovations in SFP and ECP are reflected in US Patent Numbers 6638863 and 8518224, and their corresponding international counterparts.

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

Competition

The chip equipment industry is characterized by rapid change and is highly competitive throughout the world. We compete with semiconductor equipment companies located around the world, and we may also face competition from new and emerging companies, including new competitors from the PRC. We consider our principal competitors to be those companies that provide single-wafer cleaning products to the market, including Beijing Sevenstar Electronics Technology Co., Ltd. (a subsidiary of NAURA Technology Group Co., Ltd.), Lam Research Corporation, Mujin Electronics Co., Ltd., SCREEN SPE USA, LLC (a subsidiary of SCREEN Holdings Co., Ltd.), SEMES Co. Ltd. and Tokyo Electron Ltd.

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

In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new equipment into semiconductor production lines. Some manufacturers began fabricating chips for the 10nm node in 2017 and the 7nm node in 2018, and we have one customer that is evaluating implementation of our equipment at these nodes. Once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node as long as the supplier’s products demonstrate performance to specification in the installed base. Accordingly, we may experience difficulty in selling to a given manufacturer if that manufacturer has qualified a competitor’s equipment. If, however, that cleaning equipment constrains chip yield, we expect, based on our experience to date, that the manufacturer will evaluate implementing new equipment that cleans more effectively.

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

Employees

As of December 31, 2019, we had 361 full-time equivalent employees, of whom 32 were in administration, 89 were in manufacturing, 149 were in research and development, and 91 were in sales and marketing and customer services. Of these employees, 328 were located in mainland China and Taiwan, 28 were located in Korea and 5 were based in the United States. We have never had a work stoppage, and none of our employees are represented by a labor organization or subject to any collective bargaining arrangements. We consider our employee relations to be good.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are also available free of charge on our website at www.acmrcsh.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Investors should note that we announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts or our website (www.acmrcsh.com), including news and announcements regarding our financial performance, key personnel, our brands and our business strategy. Information that we post on our corporate website could be deemed material to investors. We encourage investors to review the information we post on these channels. We may from time to time update the list of channels we will use to communicate information that could be deemed material and will post information about any such change on www.acmrcsh.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

Risks Related to Our Business and Our Industry

We have generated limited operating income in the past, and if our revenue does not meet our expectations in future years we may not be able to maintain or increase our profitability.

We have incurred significant losses since our inception in 1998. We generated net income of $19.5 million in 2019 and $6.6 million in 2018, but incurred net losses in every year from 1998 to 2015 and in 2017. We have a limited history of generating meaningful levels of revenue, and we expect our costs to increase in future periods. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed and we may not be able to achieve or maintain profitability over the long term.

Our revenue was $107.5 million in 2019 and $74.6 million in 2018, but totaled only $36.5 million in 2017, $27.4 million in 2016 and $31.2 million in 2015. Our ability to generate significant revenue depends on a number of factors, including our ability to:
●	achieve wider market acceptance of Ultra C equipment based on SAPS, TEBO and Tahoe technology;
●	increase our customer base in the PRC and globally, including the establishment of relationships with companies in the United States;
●	continue to expand our supplier relationships with third parties; and
●	establish and maintain our reputation for providing efficient on-time delivery of high quality products.

We expect to expend increasing levels of financial and other resources on:
●	research and development, including continued investments in our research and development team;
●
sales and marketing, including a significant expansion of our sales organization, both domestically and internationally, building our brand, and providing our single-wafer wet cleaning equipment and other capital equipment, or tools, for evaluation by customers;

●	the cost of goods being manufactured and sold for our installed base; and
●	expansion of field service.
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

Proceeds received by ACM Shanghai from the initial placements of shares with PRC investors and from the planned listing initial public offering of shares of ACM Shanghai in the PRC, which we refer to as the STAR IPO, in connection with the planned listing, which we refer to as the STAR Listing, of ACM Shanghai shares on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, or STAR Market, will be used to grow and support our PRC operations. Those proceeds generally will not be available for distribution to ACM Research. Under existing PRC laws and regulations, it may be difficult, if not impossible, for ACM Research to be able to receive dividends comprised of funds generated by ACM Shanghai and, even if such dividends can be paid from the PRC to the United States, after the completion of the STAR Listing and the STAR IPO, any such dividends can be paid to ACM Research only if other holders of ACM Shanghai shares receive their pro rata dividends. As a result, it is unlikely that funds raised or generated by ACM Shanghai will be readily distributable to ACM Research.

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

Seasonality has played an increasingly important role in the market for chip manufacturing tools. The period of November through February has been a particularly weak period historically for manufacturers of chip tools, in part because capital equipment needed to support manufacturing of chips for the December holidays usually needs to be in the supply chain by no later than October and chip makers in Asia often wait until after Chinese, or Lunar, New Year, which occurs in January or February, before implementing their capital acquisition plans. The timing of new product releases also has an impact on seasonality, with the acquisition of manufacturing equipment occurring six to nine months before a new release.

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

If we are unable to implement our strategy to expand our PRC operations by completing an initial public offering and listing on the STAR Market, our ability to strengthen our market position and operations in the PRC, including our ability to increase our revenues and augment our product line, could be materially impaired.

In June 2019 we announced plans to complete over the following three years the STAR Listing, which consists of a listing, of shares of ACM Shanghai on the Shanghai Stock Exchange’s STAR Market, and the STAR IPO, which would be a concurrent initial public offering of ACM Shanghai shares in the PRC. ACM Shanghai is our principal operating company and, prior to the STAR Listing process, was a wholly owned subsidiary of ACM Research. Following the STAR Listing and the STAR IPO, ACM Shanghai will be a majority owned subsidiary of ACM Research. We may not be able to complete the STAR Listing and the STAR IPO for a number of reasons, many of which are outside our control. ACM Shanghai must succeed in obtaining PRC governmental approvals required to permit the STAR Listing and the STAR IPO, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us. Similarly, the STAR Listing application may be denied or delayed by the Shanghai Stock Exchange in its discretion. See also “—Risks Related to the COVID-19 Outbreak—The COVID‑19 outbreak could negatively impact our currently planned projects and investments in the PRC, including the STAR IPO.”

If we are unable to complete the STAR Listing and the STAR IPO, we may not otherwise be able to realize the advantages to our PRC operations contemplated by our business strategy, including improving our ability to market our products, building our brand in the PRC markets, assisting our sales efforts to new customers and encouraging additional purchases of our tools by existing customers. Because it may be more than three years before we know whether the STAR Listing and the STAR IPO will be completed, we may, in the interim, forego or postpone other alternative actions to strengthen our market position and operations in the PRC.

PRC companies are critical to the global semiconductor industry, and our current business is substantially concentrated in the PRC market. Our inability to build, or any delay in growing, our PRC-based operations over the next three years would materially and adversely limit our operations and operating results, including our revenue growth. In addition, during that time, the process underlying the STAR Listing and the STAR IPO could result in significant diversion of management time as well as substantial out-of-pocket costs, which could further impair our ability to expand our business.

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

The chip manufacturing industry is highly concentrated, and we derive most of our revenue from a limited number of customers. In 2019, 73.8% of our revenue was derived from three customers: Yangtze Memory Technologies Co., Ltd., a leading PRC memory chip company, together with one of its subsidiaries, accounted for 27.5% of our revenue; Shanghai Huali Microelectronics Corporation, and the operations of The Huahong Group in Wuxi, China, a leading PRC foundry, accounted for 26.5% of our revenue; and SK Hynix Inc., a leading Korean memory chip company, accounted for 19.8% of our revenue. In 2018, 87.6% of our revenue was derived from three customers: Yangtze Memory Technologies Co., Ltd., a leading PRC memory chip company, together with one of its subsidiaries, accounted for 39.6% of our revenue; Shanghai Huali Microelectronics Corporation, a leading PRC foundry, accounted for 24.2% of our revenue; and SK Hynix Inc., a leading Korean memory chip company, accounted for 23.8% of our revenue.

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

In accordance with industry practice, our sales are on a purchase order basis, which we seek to obtain three to four months in advance of the expected product delivery date. Until a purchase order is received, we do not have a binding purchase commitment. Our customers to date have provided us with non-binding one- to two-year forecasts of their anticipated demands, but those forecasts can be changed at any time, without any required notice to us. Because the lead-time needed to produce a tool customized to a customer’s specifications can extend up to six months, we may need to begin production of tools based on non-binding forecasts, rather than waiting to receive a binding purchase order. No assurance can be made that a customer’s forecast will result in a firm purchase order within the time period we expect, or at all.

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

We often incur significant research and development costs for products that are purchased by our customers only after much, or all, of the cost has been incurred or that may never be purchased. We allow some new customers, or existing customers considering new products, to evaluate products without any payment becoming due unless the product is ultimately accepted, which means we may invest a significant amount in manufacturing a tool that may never be accepted and purchased or may be purchased months or even years after production. In the past we have borrowed money in order to fund first-time purchase order equipment and next-generation evaluation equipment. When we deliver evaluation equipment, or a “first tool,” we may not recognize revenue or receive payment for the tool for 24 months or longer. Even returning customers may take as long as six months to make any payments. If our sales efforts are unsuccessful after expending significant resources, or if we experience delays in completing sales, our future cash flow, revenue and profitability may fluctuate or be materially adversely affected.

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

We have provided warranties against manufacturing defects of our tools that range from 12 to 36 months in duration. Our product warranty requires us to provide labor and parts necessary to repair defects. As of December 31, 2019, we had accrued $2.8 million in liability contingency for potential warranty claims. Warranty claims substantially in excess of our expectations, or significant unexpected costs associated with warranty claims, could harm our reputation and could cause customers to decline to place new or additional orders, which could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on a limited number of suppliers for components and subassemblies used in our tools. Certain components and subassemblies of our tools have only been purchased from our current suppliers to date and changing the source of those components and subassemblies may result in disruptions during the transition process and entail significant delay and expense. We rely on: Product Systems, Inc., or ProSys, as the sole supplier of megasonic transducers, a key subassembly used in our single-wafer cleaning equipment; Ninebell Co., Ltd., or Ninebell, as the principal supplier of robotic delivery system subassemblies used in our single-wafer cleaning equipment; and Advanced Electric Co. Inc., as a key supplier of valves used in our single-wafer cleaning equipment. An adverse change to our relationship with any of these suppliers would disrupt our production of single-wafer cleaning equipment and could cause substantial harm to our business.

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

We received subsidies from local and central governmental authorities in the PRC in 2008, 2009, 2014, 2018, and 2019. These grants have provided a majority of the funding for our development and commercialization of stress-free polishing and electro copper-plating technologies. If we are unable to obtain similar governmental subsidies for development projects in the future, we may need to raise additional funds through public or private financings, strategic relationships, or other arrangements, which could force us to reduce our efforts to develop technologies beyond SAPS, TEBO, Tahoe and ECP. To the extent that we receive a lower level of, or no, governmental subsidies in the future, we may need to raise additional funds through public or private financings, strategic relationships, or other arrangements.

The success of our business will depend on our ability to manage any future growth.

We have experienced rapid growth in our business recently due, in part, to an expansion of our product offerings and an increase in the number of customers that we serve. For example, our headcount grew by 35% during 2018 and by an additional 32% during 2019. We will seek to continue to expand our operations in the future, including by adding new offices, locations and employees. Managing our growth has placed and could continue to place a significant strain on our management, other personnel and our infrastructure. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. In addition, any inability to manage our growth effectively could result in operating inefficiencies that could impair our competitive position and increase our costs disproportionately to the amount of growth we achieve. To manage our growth, we believe we must effectively:
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

Our organizational structure has become more complex, including as a result of preparations for the STAR Listing and the STAR IPO. We will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures, at both ACM Research and ACM Shanghai. The continued expansion of our infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.

Even if we complete the STAR Listing and the STAR IPO, we may not achieve the results contemplated by our business strategy and our strategy for growth in the PRC may not result in increases in the price of Class A common stock.

We cannot assure you that, even if the STAR Listing and the STAR IPO are completed, we will realize any or all of our anticipated benefits of the STAR Listing and the STAR IPO. Our completion of the STAR Listing and the STAR IPO may not have the anticipated effects of including the strengthening of our market position and operations in the PRC. If the STAR Listing and the STAR IPO are completed, ACM Shanghai will have broad discretion in the use of the proceeds from the initial sales of shares to investors and the proceeds from the STAR IPO, and it may not spend or invest those proceeds in a manner that results in our operating success or with which ACM Research stockholders agree. Our failure to successfully leverage the completion of the STAR Listing and the STAR IPO to expand our PRC business could result in a decrease in the price of the Class A common stock, and we cannot assure you that the success of ACM Shanghai will have a an attendant positive effect on the price of the Class A common stock.

Completion of the STAR Listing and the STAR IPO may not occur until 2022 or later. In order to help ensure that proceeds from the current placements of shares with PRC investors can be repaid if necessary under the terms of the applicable agreements, ACM Shanghai will reserve those proceeds in segregated accounts and therefore those proceeds will not be available to fund our operations in the PRC. In the interim, ACM Shanghai may require additional funding from ACM Research in order to proceed to augment its PRC operations, and we cannot give any assurance that such capital will be available from ACM Research at all in terms acceptable to us. Any such inability to obtain funds may impair the ability of ACM Shanghai to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of the Class A common stock.

ACM Shanghai’s status as a publicly traded company that is controlled, but less than wholly owned, by ACM Research could have an adverse effect on us.

As the result of actions being taken in connection with the STAR Listing and the STAR IPO, ACM Shanghai will no longer be a wholly owned subsidiary of ACM Research, and the interests of ACM Shanghai may diverge from the interests of ACM Research and its other subsidiaries in the future. We may face conflicts of interest in managing, financing or engaging in transactions with ACM Shanghai, or allocating business opportunities between our subsidiaries, including future arrangements for operating subsidiaries other than ACM Shanghai to license and use our intellectual property. Substantially all of our intellectual property has been developed in the PRC and is owned by ACM Shanghai. As we expand our global operations through operating subsidiaries outside of the PRC, those operating subsidiaries may need to license intellectual property from ACM Shanghai in order to operate, and there can be no assurance that conflicts of interest will not preclude those operating subsidiaries from licensing the required intellectual property from ACM Shanghai on reasonable terms or at all.

ACM Research will retain majority ownership of ACM Shanghai after the STAR IPO, but ACM Shanghai will be managed by a separate board of directors and officers and those directors and officers will owe fiduciary duties to the various stakeholders of ACM Shanghai, including shareholders other than ACM Research. In the operation of ACM Shanghai’s business, there may be situations that arise whereby the directors and officers of ACM Shanghai, in the exercise of their fiduciary duties, take actions that may be contrary to the best interests of ACM Research.

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

Our success largely depends on the skills, experience and continued efforts of our management, technical and sales personnel, including in particular Dr. David H. Wang, the Chair of the Board, Chief Executive Officer and President of ACM Research. All of our senior management are at-will employees, which means either we or the employee may terminate their employment at any time. If one or more of our other senior management were unable or unwilling to continue their employment with us, we may not be able to replace them in a timely manner. Moreover, in connection with planning for the STAR Listing and the STAR IPO, ACM Shanghai is now managed by a group of officers separate from those of ACM Research and those officers owe fiduciary duties to the various stakeholders of ACM Shanghai. We do not have employment or retention agreements with, or maintain key person life insurance policies on, any of our employees. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, our senior management may join a competitor or form a competing company. The loss of Dr. Wang or other key management personnel, including our Chief Financial Officer, could significantly delay or prevent the achievement of our business objectives.

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

As of December 31, 2019, we had net operating loss carryforward amounts, or NOLs, of $12.2 million for U.S. federal income tax purposes and $559,000 for U.S. state income tax purposes. The federal and state NOLs will expire at various dates beginning in 2020.

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

All of our sales in 2018 and 2019 were made to customers outside the United States. Our manufacturing center has been located in Shanghai since 2006 and substantially all of our operations are located in the PRC. We expect that all of our significant activities will remain outside the United States in the future. We are subject to a number of risks associated with our international business activities, including:
●	imposition of, or adverse changes in, foreign laws or regulatory requirements, such as work stoppages and travel restrictions imposed in connection with the COVID-19 pandemic;
●	the need to comply with the import laws and regulations of various foreign jurisdictions, including a range of U.S. import laws;
●
potentially adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;

●	competition from local suppliers with which potential customers may prefer to do business;
●	seasonal reduction in business activity, such as during the Lunar New Year in parts of Asia and in other periods in various individual countries;
●	increased exposure to foreign currency exchange rates;
●	reduced protection for intellectual property;
●	longer sales cycles and reliance on indirect sales in certain regions;
●	increased length of time for shipping and acceptance of our products;
●	greater difficulty in responding to customer requests for maintenance and spare parts on a timely basis;
●	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
●	difficulties in staffing and managing foreign operations and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
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

General trade tensions between the United States and the PRC escalated beginning in 2018. In each of July, August and September 2018, June and September 2019, and February 2020, the U.S. government imposed a round of new or higher tariffs on specified imported products originating from the PRC in response to what the U.S. government characterizes as unfair trade practices. The PRC government responded to each of these rounds of U.S. tariff changes by imposing new or higher tariffs on specified products imported from the United States. Higher duties on existing tariffs and further rounds of tariffs have been announced or threatened by U.S. and PRC leaders.

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

BDO China is the independent registered public accounting firm that issued the audit report included in this report in connection with our consolidated financial statements as of, and for the years ended, December 31, 2019 and 2018. BDO China, as an auditor of companies that are traded publicly in the United States and a firm registered with the U.S. Public Company Accounting Oversight Board, or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. BDO China is located in the PRC. The PCAOB is currently unable to conduct inspections on auditors in the PRC without the approval of PRC authorities, and therefore BDO China, like other independent registered public accounting firms operating in the PRC, is currently not inspected by the PCAOB.

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

Risks Relating to Our Intellectual Property

Our success depends on our ability to protect our intellectual property, including our SAPS, TEBO, Tahoe, SFP and ECP technologies.

Our commercial success depends in part on our ability to obtain and maintain patent and trade secret protection for our intellectual property, including our SAPS, TEBO, Tahoe, SFP and ECP technologies and the design of our Ultra C equipment, as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our intellectual property is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to our products and technologies could have a material adverse effect on our financial condition and results of operations.

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

The significant majority of our intellectual property has been developed in the PRC and is owned by ACM Shanghai. Implementation and enforcement of intellectual property-related laws in the PRC has historically been lacking due primarily to ambiguities in PRC intellectual property law. Accordingly, protection of intellectual property and proprietary rights in the PRC may not be as effective as in the United States or other countries. As a result, third parties could illegally use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results. Litigation may be necessary to enforce our intellectual property rights, and given the relative unpredictability of the PRC’s legal system and potential difficulties enforcing a court judgment in the PRC, there is no guarantee litigation would result in an outcome favorable to us.

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

Risks Related to the COVID‑19 Outbreak

The outbreak of COVID‑19, the coronavirus, continues to grow both in the United States and globally, and related government and private sector responsive actions are adversely affecting our business operations. COVID‑19 originated in Wuhan, China, in December 2019 and has subsequently spread rapidly across the PRC and globally. A series of emergency quarantine measures taken by the PRC government disrupted domestic business activities in the PRC during the weeks after the initial outbreak of COVID‑19. Since that time, an increasing number of countries, including the United States, have imposed restrictions on travel to and from the PRC and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID‑19. Despite having largely contained COVID-19, the PRC and other Asian countries are now facing a potential second COVID-19 wave, attributable to individuals entering those countries.

We have set forth below key risks from the COVID‑19 outbreak that we have identified to date. The situation continues to develop rapidly, however, and it is impossible to predict the effect and ultimate impact of the COVID‑19 outbreak on our business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID‑19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The COVID‑19 outbreak could evolve into a worldwide health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for our products and our customers’ chips and have a material adverse impact on our business, operating results and financial condition.

Substantially all of our operations are located in the PRC and other areas impacted by the COVID‑19 outbreak, and those operations have been, and may continue to be, adversely affected by the COVID‑19 outbreak.

We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by the COVID‑19 outbreak and related restrictions on transportation and public appearances. In February 2020 our ACM Shanghai headquarters were closed for an additional six days beyond the normal Lunar New Year Holiday in accordance with Shanghai government restrictions related to the outbreak, and we do not expect all of the staff at our Shanghai facility to return to work until the second quarter of 2020. We cannot assure you that further closures or reductions of our PRC operations or production may not be necessary in upcoming months as the result of business interruptions arising from protective measures being taken by the PRC and other governmental agencies or of other consequences of the COVID‑19 outbreak.

Our corporate headquarters are located in San Mateo County in the San Francisco Bay Area. In order to attempt to mitigate the COVID-19 pandemic, in March 2020 (a) the State of California declared a state of emergency related to the spread of COVID‑19, (b) the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease, (c) the health officers of six San Francisco Bay Area counties, including San Mateo County, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel, and (d) the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to limited exceptions). The effects of these actions may negatively impact productivity, disrupt our business and delay timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID‑19 outbreak could cause us to could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Our business may also be harmed if travel to or from the PRC or the United States continues to be restricted or inadvisable or if members of management and other employees are absent because they contract the coronavirus, they elect not to come to work due to the illness affecting others in our office or laboratory facilities, or they are subject to quarantines or other governmentally imposed restrictions.

A portion of the expected sales of our tools in the first quarter of 2020 have been, and additional sales may be, delayed as a result of effects of the COVID‑19 outbreak on the operations of our customers, who are located principally in the PRC and surrounding areas.

Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID‑19 outbreak. To date a majority of our revenue from sales of single-wafer wet cleaning equipment for front-end manufacturing has been derived from customers located in the PRC and surrounding areas that have been impacted by COVID‑19. Three customers that accounted for 73.8% of our revenue in 2019 and 87.6% of our revenue in 2018 are based in the PRC and Korea. One of those customers, Yangtze Memory Technologies Co., Ltd. — which accounted for 27.5% of our 2019 revenue and 39.6% of our 2018 revenue — is based in Wuhan. While Yangtze Memory Technologies Co., Ltd. and other key customers continued to operate their fabrication facilities without interruption during and after the first quarter of 2020, some customers were forced to scale down production. A portion of the revenues we expected to recognize in the first quarter of 2020 will not be recognized until later, as we have, in accordance with orders received from customers, deferred delivery of some tools from the first quarter. We continue to actively monitor the situation, but there can be no assurance that the COVID‑19 outbreak will not result in further delays, or possibly reductions, in our recognition of revenue. Moreover, because our longer-term growth strategy is based upon the assumption that demand for devices that use semiconductors will continue to grow, any slowdown in the growth of demand for chips, particularly in the PRC, as a result of COVID-19 could have a serious adverse effect on our business.

Our global supply chain may be materially adversely impacted due to the COVID‑19 outbreak.

We rely upon the facilities of our global suppliers with operations in the PRC, Japan, Taiwan and the United States to support our business. We source the substantial majority of our components from Asia. The outbreak has resulted in significant governmental measures in many countries being implemented to control the spread of COVID‑19, including restrictions on manufacturing and the movement of employees both in and out of China and within many regions of the PRC. As a result of COVID‑19 and the measures designed to contain its spread, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands that may cause further delays. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines and temporary closures of the facilities of our suppliers, as well as general limitations on movement in the region, are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of components and materials that are essential to the operation of our business.  Moreover, our customers source a range of production equipment, supplies and services from other suppliers with operations around the world, and any reduction in supply capacity at those customers’ factories due to the COVID‑19 pandemic may reduce or even halt those customers’ production and result in a decrease in the demand for our products.

The COVID‑19 outbreak could negatively impact our currently planned projects and investments in the PRC, including the STAR IPO.

Our strategy includes a number of plans to support the growth of our core business. In June 2019 we began working toward the proposed STAR Listing and STAR IPO with respect to shares of ACM Shanghai, and in November 2019 ACM Shanghai entered into an agreement initiating a process intended to lead to our acquisition of land rights in the Lingang area of Shanghai where we can construct a new research and development center and factory. The extent to which COVID-19 impacts these projects will depend on future developments that are highly uncertain and cannot be predicted. If the disruptions posed by COVID‑19 and related government measures, or other matters of global concern, continue for an extensive period of time, our ability to consummate one or both of these planned projects could be materially adversely affected.

In September 2019 ACM Shanghai entered into a partnership agreement for the purposes of engaging in equity venture capital investments in strategic emerging and high-tech industries with a focus on the semiconductor industry. We cannot predict the effect that the COVID‑19 outbreak in the PRC will have on companies that would otherwise be desirable investments for the partnership, and the outbreak or related governmental actions could significantly impair the ability of the partnership to identify desirable investments or our ability to realize the anticipated benefits of the partnership.

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

No company with stock publicly traded in the United States has effected a STAR Market listing of stock of a PRC-based subsidiary, and it is therefore difficult to predict the effect of the proposed STAR Listing and STAR IPO on the Class A common stock.

The China Securities Regulatory Commission initially launched the STAR Market in June 2019 and trading on the Market began in July 2019. We believe we are the first publicly traded U.S. company to propose an initial public offering of shares of a PRC subsidiary on the STAR Market. As a result, no assurance can be given regarding the effect of the STAR Listing and the STAR IPO on the market price of the Class A common stock. The market price of Class A common stock may be volatile or may decline, for reasons other than the risk and uncertainties described above, as the result of investor negativity or uncertainty with respect to the impact of the proposed STAR Listing and STAR IPO.

ACM Research stockholders were not entitled to purchase ACM Shanghai shares in the pre-STAR Listing placement, and they may have limited opportunities to purchase ACM Shanghai shares even if the STAR Listing and the STAR IPO are completed. Investors may elect to invest in our business and operations by purchasing ACM Shanghai shares in the STAR IPO or on the STAR Market rather than purchasing ACM Research Class A common stock, and that reduction in demand could lead to a decrease in the market price for the Class A common stock.

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

We have never declared or paid cash dividends on our capital stock. We intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Accordingly, you may only receive a return on your investment in Class A common stock if the market price of Class A common stock increases.

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

Class B common stock has twenty votes per share and Class A common stock has one vote per share. As of March 17, 2020, stockholders who hold shares of Class B common stock, who consist principally of our executive officers, employees, directors and their respective affiliates, collectively held 69.6% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between Class B and Class A common stock, holders of Class B common stock collectively will continue to control a majority of the combined voting power of Class A common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 4.8% of all outstanding shares of Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of Class A common stock.

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

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning with respect to the year ending December 31, 2018, Section 404 of the Sarbanes-Oxley Act, or Section 404, required our management to perform system and process evaluation and testing to allow it to report on the effectiveness of our internal control over financial reporting.

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

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the United States and are not subject to the certification requirements imposed by the SEC in Regulation AC (Regulation Analyst Certification); accordingly, the opinions they express may be based on factual distortions and fabrications. In light of the limited risks involved in publishing such information and the enormous profits that can be made from running successful short attacks, it is likely that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any short seller attacks, we may be constrained, either by principles of freedom of speech, applicable state laws known as Anti-SLAPP (Strategic Lawsuits Against Public Participation) statutes or issues of commercial confidentiality, in the manner in which we can proceed against the short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the United States with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

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

In addition, we provide sales support and customer service operations from leased office space in Jiangyin and Wuxi in the PRC and Icheon in Korea.

In November 2019 ACM Shanghai entered into an agreement with Shanghai Lingang Industry Zone Economic Development Co., Ltd., or Lingang Development, and the Administrative Committee of China (Shanghai) Pilot Free Trade Zone Lingang Special Area, to initiate a bidding process with respect to a designated parcel of land, or the Target Plot, in the Lingang area of Shanghai in the People’s Republic of China. If it completes the bidding process successfully, ACM Shanghai would seek to enter into a definitive agreement under which it would acquire rights for fifty years to the Target Plot, on which ACM Shanghai would construct a new research and development center and production facility. The Target Plot is located approximately thirty miles from ACM Shanghai’s headquarters in Shanghai’s Zhangjiang Hi-Tech Park.
●
We expect the bidding and negotiation process for the land will be completed by the first half of 2020. If the process is successfully completed on that schedule, ACM Shanghai would seek to begin construction of a new research and development center and factory on the Target Plot in the second half of 2020, with the objective of commencing production at the new facility in late 2022.

●
Pursuant to the existing agreement, ACM Shanghai is obligated to pay a performance bond of RMB 640,000 ($90,892 as of December 2, 2019) to Lingang Development. In general, if ACM Shanghai decides not to proceed with the bidding and negotiation process for the land in accordance with the requirements of the existing agreement, Lingang Development will be entitled to keep the performance bond as liquidated damages. Otherwise, Lingang Development generally will be obligated to return the performance bond to ACM Shanghai, including if ACM Shanghai is unsuccessful in bidding for rights to the Target Plot or is successful in entering into a definitive agreement to acquire rights to the Target Plot.

Item 3.	Legal Proceedings

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

Holders of Common Stock

As of March 17, 2020, there were 16,273,528 shares of Class A common stock outstanding held of record by 68 stockholders. The actual number of holders of Class A common stock is substantially greater and includes stockholders who are beneficial owners and whose shares are held of record by banks, brokers, and other financial institutions.

As of March 17, 2020, there were 1,862,608 shares of Class B common stock held of record by 28 stockholders.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein.

Sales of Unregistered Securities

In 2019 we issued, pursuant to the exercise of stock options at per share exercise prices ranging from $0.75 to $3.00 per share, an aggregate of 1,344,764 shares of Class A common stock that were not registered under the Securities Act of 1933. The offer and sale of those shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this report. In addition to historical information, the following discussion contains forward-looking statements that involves risks, uncertainties and assumptions. See “Forward-Looking Statements and Statistical Data” at page 3 of this report. Please read “Item 1A. Risk Factors” for a discussion of factors that could cause our actual results to differ materially from our expectations

Overview

We supply advanced, innovative capital equipment developed for the global semiconductor industry. Fabricators of advanced integrated circuits, or chips, can use our single-wafer wet-cleaning tools in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these tools for use in fabricating foundry, logic and memory chips, including dynamic random-access memory, or DRAM, and 3D NAND-flash memory chips. We also develop, manufacture and sell a range of advanced packaging tools to wafer assembly and packaging customers.

Since our formation in 1998, we have focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our tools have been developed using our key proprietary technologies:
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

●
Tahoe technology for cost and environmental savings, which delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools; and

●
Electro-Chemical Plating, or ECP, technology for advanced metal plating, which includes Ultra ECP AP, or Advanced Packaging, technology for back-end assembly processes and Ultra ECP MAP, or Multi-Anode Partial Plating, technology for front-end wafer fabrication processes.

We conduct substantially all of our product development, manufacturing, support and services in the PRC. All of our tools are built to order at our manufacturing facilities in Shanghai, which encompass 86,000 square feet of floor space for production capacity.

Recent Developments

Follow-on Public Offering

In August 2019 we received $26.4 million in net proceeds (after underwriting discounts and related expenses), from our sale, at a purchase price of $13.195 per share, of 2,053,572 shares of Class A common stock (including 267,857 shares sold pursuant to the underwriters’ exercise of an over-allotment option) to an underwriting syndicate, for which Stifel, Nicolaus & Company, Incorporated, served as representative. The offering and sale of the 2,053,572 shares to the public were registered under a registration statement on Form S-3 filed with the SEC.

STAR Market Listing and IPO

In June 2019, we announced our intention to complete:
●	a listing, which we refer to as the STAR Listing, of shares of ACM Shanghai on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market; and
●
a concurrent initial public offering, which we refer to as the STAR IPO, of ACM Shanghai shares in the People’s Republic of China, or the PRC, at a pre-offering valuation of not less than RMB 5.15 billion ($747.1 million).

We believe the listing of ACM Shanghai shares on the STAR Market will help us scale our business in mainland PRC, as we continue to seek to broaden our markets in Europe, Japan, Korea, Taiwan and the United States. Our global headquarters will continue to be located in Fremont, California, and we are committed to maintaining the listing of ACM Research Class A common stock on the Nasdaq Global Market.

To qualify for the Listing, ACM Shanghai must have multiple independent shareholders in the PRC.
●
In June 2019 ACM Shanghai entered into agreements with seven investors, or the First Tranche Investors, pursuant to which the First Tranche Investors purchased ACM Shanghai shares for a total of RMB 187.9 million ($27.3 million as of June 12, 2019).

●
In November 2019 ACM Shanghai entered into agreements with each of the First Tranche Investors and eight PRC-based investment firms, or the Second Tranche Investors, pursuant to which the Second Tranche Investors subsequently purchased ACM Shanghai shares, or the Second Tranche Shares, for a total of RMB 228.2 million ($32.4 million as of November 29, 2019). The purchase price per Second Tranche Share was equal to the purchase price per share paid by the First Tranche Investors and was based on a pre-investment enterprise valuation of ACM Shanghai of RMB 4.84 billion ($688.9 million as of November 29, 2019).

As of March 20, 2020, 91.7% of the outstanding shares of ACM Shanghai are owned by ACM Research, 3.8% are owned by the First Tranche Investors and 4.5% are owned by the Second Tranche Investors. The board of directors of ACM Shanghai will consist of nine members, seven of whom will be nominated by ACM Research and two of whom will be nominated by two of the Second Tranche Investors.

If, within three years from the date on which ACM Shanghai shares were issued to the First Tranche Investors, the Listing and the STAR IPO have not been completed and the China Securities Regulatory Commission has not otherwise approved the registration of ACM Shanghai’s Listing application, each First Tranche Investor will have the right to require that ACM Shanghai repurchase, and ACM Shanghai will have the right to purchase, the First Tranche Investor’s ACM Shanghai shares for a price equal to the initial purchase price paid by the First Tranche Investor, without interest.

If ACM Shanghai does not officially submit application documents for the Listing to the Shanghai Stock Exchange by December 31, 2022, each Second Tranche Investor will have the right to require that ACM Shanghai repurchase, and ACM Shanghai will have the right to require that each Second Tranche Investor sell to ACM Shanghai, such Second Tranche Investor’s Second Tranche Shares for a price equal to the initial purchase price paid by the Second Tranche Investor, without interest.

We have determined, voluntarily and not pursuant to any contractual or legal obligation, that pending either (a) ACM Shanghai’s submission of the application documents for the Listing to the Shanghai Stock Exchange or (b) application to repurchase the Second Tranche Shares, ACM Shanghai will deposit, and hold in reserve, all of the proceeds received from the sale of Additional Placement Shares in segregated cash and cash-equivalent accounts.

Transactions Relating to SMC Investment

In December 2016 Shengxin (Shanghai) Management Consulting Limited Partnership, or SMC, paid 20,123,500 RMB ($3.0 million as of the date of funding), or the SMC Investment, to ACM Shanghai for investment pursuant to terms to be subsequently negotiated. SMC is a PRC limited partnership owned by employees of ACM Shanghai, including Jian Wang, the general partner of SMC. Jian Wang is the Chief Executive Officer and President of ACM Shanghai and the brother of David H. Wang, our Chief Executive Officer, President and Chair of the Board.

In March 2017, (a) ACM Research issued to SMC a warrant, or the Warrant, exercisable to purchase 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $3.0 million and (b) ACM Shanghai agreed to repay the SMC Investment within 60 days after the exercise of the Warrant.

In March 2018 SMC exercised the Warrant in full, as a result of which (1) ACM Research issued 397,502 Shares to SMC, (2) SMC borrowed the funds to pay the Warrant exercise price pursuant to a senior secured promissory note, or the SMC Note, in the principal amount of $3.0 million issued to ACM Shanghai, which in turn issued to ACM Research a promissory note, or the Intercompany Note, in the principal amount of $3.0 million in payment of the Warrant exercise price. Each of the two notes bears interest at a rate of 3.01% per annum and matures on August 17, 2023. The SMC Note was secured by a pledge of the shares issued upon exercise of the Warrant.

In connection with its follow-on public offering of Class A common stock in August 2019, ACM Research agreed to purchase a total of 154,821 of the Warrant shares from SMC at a per share price of $13.195, of which (a) $1.2 million was applied to reduce SMC’s obligations to ACM Shanghai under the SMC Note, and which ACM Research then withheld for its own account and applied to reduce ACM Shanghai’s obligations to ACM Research under the Intercompany Note and (b) the remaining $0.9 million was paid to SMC. In a separate transaction, ACM Shanghai repaid $1.2 million of the SMC Investment in cash, which reduced the amount of the SMC Investment due to SMC to $1.8 million.

COVID–19 Outbreak

COVID–19, or the coronavirus, originated in Wuhan, China, in December 2019 and has subsequently spread rapidly across the PRC and globally. The COVID–19 outbreak did not affect our business or operating results in 2019. As of the date of filing of this report with the SEC, the outbreak has had an impact on our business and operating results in the first quarter of 2020. Given the scope of the outbreak and based on our assumption that the situation will continue to improve steadily in the PRC and will begin to stabilize in the rest of the world, we believe our business will begin to return to previously anticipated levels in the second quarter of 2020. The following summary reflects our expectations and estimates based on information known to us as of the date of this filing:
●
Operations: We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by the COVID–19 outbreak and related restrictions on transportation and public appearances. In February 2020 our ACM Shanghai headquarters were closed for an additional six days beyond the normal Lunar New Year Holiday in accordance with Shanghai government restrictions related to the outbreak. We took steps before and after the Lunar New Year to ensure no employees took unreasonable risks to rush back to work. Currently more than 90% of our staff have returned to work at both of our Shanghai facilities. To date we have not experienced absenteeism of management or other key employees, other than certain of our executive officers being delayed in traveling back to the PRC after working from our California office in February. Our corporate headquarters are located in San Mateo County in the San Francisco Bay Area and are the subject of a number of state and county public health directives and orders. These actions have not negatively impacted our business to date, however, because of the limited number of employees at our headquarters and the nature of the work they generally perform.

●
Operating Results; Customers: Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID–19 outbreak. Historically a majority of our revenue from sales of single-wafer wet cleaning equipment for front-end manufacturing has been derived from customers located in the PRC and surrounding areas that have been impacted by COVID–19. Three customers that accounted for 73.8% of our revenue in 2019 and 87.6% of our revenue in 2018 are based in the PRC and Korea. One of those customers, Yangtze Memory Technologies Co., Ltd. — which accounted for 27.5% of our 2019 revenue and 39.6% of our 2018 revenue — is based in Wuhan. While Yangtze Memory Technologies Co., Ltd. and other key customers continued to operate their fabrication facilities without interruption during and after the first quarter of 2020, they were forced to restrict access of service personnel and deliveries to and from their facilities.. A portion of the revenues we previously expected to recognize in the first quarter of 2020 will not be recognized, as we have, in accordance with orders received from customers, deferred delivery of some tools from the first quarter. We believe these deliveries represent deferred, not lost, revenues, which we are working to recover by increasing our manufacturing output in the second and third quarters of 2020.

●
Suppliers: Our global supply chain includes components sourced from the PRC, Japan, Taiwan, the United States and Europe. While the COVID–19 outbreak has resulted in significant governmental measures being implemented to control the spread of COVID–19 around the world, to date we have not experienced issues with our supply chain. As with our customers, we continue to be in close contact with our key suppliers to help ensure we are able to identify any potential supply issues that may arise.

●
Projects: Our strategy includes a number of plans to support the growth of our core business, including the proposed STAR Listing and STAR IPO with respect to shares of ACM Shanghai described above as well as ACM Shanghai’s proposed acquisition of land rights in the Lingang area of Shanghai where we intend to construct a new research and development center and factory. The extent to which COVID–19 impacts these projects will depend on future developments that are highly uncertain, but to date the timing of these potential project has not been delayed or disrupted by COVID–19 or related government measures.

The COVID–19 situation continues to develop rapidly, and it is impossible for us to predict the effect and ultimate impact of the COVID–19 outbreak on our business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID–19 are expected to be temporary, the duration of the business disruptions, and related financial impact, of the outbreak cannot be estimated at this time. For an explanation of some of the risks we potentially face, please read carefully the information provided under “Item 1A. Risk Factors—Risks Related to the COVID–19 Outbreak.”

Key Components of Results of Operations

Revenue

We develop, manufacture and sell single-wafer wet cleaning equipment and custom-made wafer assembly and packaging equipment. Because we sell tools to a small number of customers and we customize those tools to fulfill the customers’ specific requirements, our revenue generation fluctuates, depending on the length of the sales, development and evaluation phases:
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

●
Evaluation Periods. When a chip manufacturer proposes to purchase a particular type of tool from us for the first time, we offer the manufacturer an opportunity to evaluate the tool for a period that can extend for 24 months or longer. In some cases, we do not receive any payment on first-time purchases until the tool is accepted. As a result, we may spend between $1.0 and $2.0 million to produce a tool without receiving payment for more than 24 months or, if the tool is not accepted, without receiving any payment. Please see “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—We may incur significant expenses long before we can recognize revenue from new products, if at all, due to the costs and length of research, development, manufacturing and customer evaluation process cycles.”

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

All of our sales in 2019 and 2018 were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.

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

We offer extended maintenance service contracts to provide services such as trouble-shooting or fine-tuning tools, and installing spare parts, following expiration of applicable initial standard warranty coverage periods, which for sales to date have extended from 12 to 36 months as described under “—Critical Accounting Policies and Significant Judgments and Estimates—Warranty.” A limited number of the single-wafer wet cleaning tools we have sold to date are no longer covered by their initial warranties. In 2019 and 2018, we received payments for parts and labor for service activities provided from time to time, but as of December 31, 2019 we had not yet entered into extended maintenance service contracts with respect to any of the tools for which initial warranty coverage had expired. We expect to enter into extended maintenance service contracts with customers as additional initial warranties expire, but we do not expect revenue from extended maintenance service contracts to represent a material portion of our revenue in the future.

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

Gross Margin

Our gross margin was 47.1% in 2019 and 46.2% in 2018. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to range between 40% and 45% for the foreseeable future, with direct manufacturing costs approximating 50% to 55% of revenue and overhead costs totaling approximately 5% of revenue.

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

A significant portion of our raw materials are denominated in the Chinese Renminbi, while the majority of our purchase orders are denominated in U.S. dollars. As a result, currency exchange rates may have a significant effect on our gross margin.

Operating Expenses

We have experienced, and expect to continue to experience, growth in the absolute dollar amount of our operating expenses, as we invest to support the anticipated growth of our customer base and the continued development of proprietary technologies.

Sales and Marketing

Sales and marketing expense accounted for 11.1% of our revenue in 2019 and 12.9% of our revenue in 2018. Sales and marketing expense consists primarily of:
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

Research and Development

Research and development expense accounted for 12.0% of our revenue in 2019 and 13.9% of our revenue in 2018. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:
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

We expect that, for the foreseeable future, research and development expense will increase in absolute dollars and will range between 12% and 15% of revenue, as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our existing single-wafer wet cleaning products and to develop future product offerings to build and maintain our technology leadership position.

General and Administrative

General and administrative expense accounted for 7.5% of our revenue in 2019 and 10.7% of our revenue in 2018. General and administrative expense consists primarily of:
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

Stock-Based Compensation Expense

We grant stock options to employees and non-employee consultants and directors, and we account for those stock-based awards in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation.

●
Stock-based awards granted to employees and non-employees are measured at the fair value of the awards on the grant date and are recognized as expenses either (a) immediately on grant, if no vesting conditions are required, or (b) using the graded vesting method, net of estimated forfeitures, over the requisite service period. The fair value of stock options is determined using the Black-Scholes valuation model. Stock-based compensation expense, when recognized, is charged to cost of revenue or to the category of operating expense corresponding to the service function of the employee or non-employee.

●
We also grant discounts to employees when they subscribe for the new shares of ACM Shanghai, and we account for those stock-based awards in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation

Cost of revenue and operating expenses during the periods presented below have included stock-based compensation as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Stock-Based Compensation Expense:
Cost of revenue	$250	$71
Sales and marketing expense	328	120
Research and development expense	1093	255
General and administrative expense	1,901	2,917
	$3,572	$3,363

We recognized stock-based compensation expense to employees of $2.3 million in 2019 and $0.7 million in 2018. As of December 31, 2019 and 2018, we had $4.7 million and $2.4 million, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards. These are expected to be recognized over a weighted-average period of 1.47 years and 1.62 years, respectively.

We recognized stock-based compensation expense to non-employees of $1.3 million in 2019 and $2.7 million in 2018.

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

The PRC governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $3.2 million in 2019 and $1.5 million in 2018.

●
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled $0.1 million in 2019 and in 2018.

Net Income Attributable to Redeemable Non-Controlling Interests

From January 1, 2015 to August 31, 2017, ACM Research owned 62.87% of the equity interests of ACM Shanghai, with three non-controlling, unrelated investors holding the remainder. ACM Research acquired all of the non-controlling interests from minority investors in several transactions during 2017. Following these transactions, ACM Research owned 100% of the ACM Shanghai subsidiary.

As the result of placements effected in connection with the proposed STAR Listing and STAR IPO, as of March 20, 2020 91.7% of the outstanding shares of ACM Shanghai are owned by ACM Research, 3.8% are owned by the First Tranche Investors and 4.5% are owned by the Second Tranche Investors. For more information, please see “—Recent Developments—STAR Market Listing and IPO” above.

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

Shipments

Shipments consist of two components:

●	a shipment to a customer of a type of tool that the customer has previously accepted, for which we recognize revenue when the tool is delivered; and
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

Shipments for 2019 totaled $115 million, as compared to $95 million for 2018.

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

The following table reconciles net income (loss), the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Year Ended December 31,
	2019	2018
	(in thousands)
Adjusted EBITDA Data:
Net income	$19,458	$6,574
Interest expense, net	412	469
Income tax expense (benefit)	(518)	806
Depreciation and amortization	788	417
Stock based compensation	3,572	3,363
Adjusted EBITDA	$23,712	$11,629

Adjusted EBITDA was $23.7 million in 2019, as compared to $11.6 million in 2018. The increase of $12.1 million reflected principally an increase of $12.9 million in net income and was offset by a $0.4 million increase in depreciation and amortization, a $1.3 million decrease in income tax expense (benefit), and a $0.2 million increase in stock-based compensation. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Key Components of Results of Operations—PRC Government Research and Development Funding.”

Free Cash Flow

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended December 31,
	2019	2018
	(in thousands)
Free Cash Flow Data:
Net cash provided by operating activities	$9,403	$6,909
Purchase of property and equipment	(971)	(1,830)
Purchase of intangible assets	(154)	(241)
Free cash flow	$8,278	$4,838

Free cash flow in 2019, as compared to 2018, reflected the factors driving net cash provided by operating activities, principally increase in net income, offset by an increase in accounts receivable, inventory and deferred taxes, and a decrease in accounts payable. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

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

	Year Ended December 31,
	2019			2018
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
		(in thousands)
Revenue	$107,524	$-	$107,524	$74,643	$-	$74,643
Cost of revenue	(56,870)	(250)	(56,620)	(40,194)	(71)	(40,123)
Gross profit	50,654	(250)	50,904	34,449	(71)	34,520
Operating expenses:
Sales and marketing	(11,902)	(328)	(11,574)	(9,611)	(120)	(9,491)
Research and development	(12,900)	(1,093)	(11,807)	(10,380)	(255)	(10,125)
General and administrative	(8,061)	(1,901)	(6,160)	(7,987)	(2,917)	(5,070)
Income (loss) from operations	$17,791	$(3,572)	$21,363	$6,471	$(3,363)	$9,834

Adjusted operating income in 2019, as compared to 2018 reflected increases in operating income of $11.5 million and stock-based compensation of $0.2 million.

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

Revenue Recognition

We derive revenue principally from the sale of single-wafer wet cleaning equipment. Revenue from contracts with customers is recognized using the following five steps pursuant to the ASC Topic 606, Revenue from Contracts with Customers:

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

We incur costs related to the acquisition of its contracts with customers in the form of sales commissions. Sales commissions are paid to third party representatives and distributors. Contractual agreements with these parties outline commission structures and rates to be paid. Generally speaking, the contracts are all individual procurement decisions by the customers and are not for significant periods of time, nor do they include renewal provisions. As such, all contracts have an economic life of significantly less than a year. Accordingly, we expense sales commissions when incurred. These costs are recorded within sales and marketing expenses.

We do not incur any costs to fulfill the contracts with customers that are not already reported in compliance with another applicable standard (for example, inventory or plant, property and equipment).

Leases

We determine at inception whether an arrangement constitutes an operating lease. Operating leases are included in operating lease right-of-use, or ROU, assets, other current liabilities and operating lease liabilities in our consolidated balance sheets

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Stock-Based Compensation

We account for grants of stock options based on their grant date fair value and recognize compensation expense over the vesting periods. We estimate the fair value of stock options as of the date of grant using the Black-Scholes option pricing model.

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. We estimate the fair value of stock option grants using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award and (d) the expected dividend yield.
●	We use the market closing price for the Class A common stock as reported on the Nasdaq Global Market to determine the fair value of the Class A common stock.
●	The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. Treasury securities.
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

 Inventory

Inventories consist of finished goods, raw materials, work-in-process and consumable materials. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Inventory is stated at the lower of cost and net recognizable value of the inventory at December 31, 2019 and 2018. The cost of a general inventory item is determined using the weighted average method. The cost of an inventory item purchased specifically for a customized tool is determined using the specific identification method. Market value is determined as the lower of replacement cost and net realizable value, which is the estimated selling price, in the ordinary course of business, less estimated costs to complete or dispose.

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

Valuation of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than we had originally estimated. When these events or changes occur, we evaluate the impairment of the long-lived assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying value of the assets, we recognize an impairment loss based on the excess of the carrying value over the fair value. No impairment charge was recognized in 2019 and 2018.

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

We maintained a partial valuation allowance as of December 31, 2019 with respect to certain net deferred tax assets based on our estimates of recoverability. We determined that the partial valuation allowance was appropriate given our historical operating losses and uncertainty with respect to our ability to generate profits from our business model sufficient to take advantage of the deferred tax assets in all applicable tax jurisdictions.

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

Warranty

We have provided standard warranty coverage on our tools for 12 to 36 months, covering labor and parts necessary to repair a tool during the warranty period. We account for the estimated warranty cost as sales and marketing expense at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, we calculate a rate of warranty expenses to revenue to determine the estimated warranty charge. We update these estimated charges on a regular basis. The actual product performance and field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements impacting our company, see note 2 in the Notes to Consolidated Financial Statements include herein under “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Year Ended December 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	52.9	53.8
Gross margin	47.1	46.2
Operating expenses:
Sales and marketing	11.1	12.9
Research and development	12.0	13.9
General and administrative	7.5	10.7
Total operating expenses, net	30.6	37.5
Income from operations	16.5	8.7
Interest expense, net	(0.4)	(0.6)
Other income, net	1.3	1.7
Equity income in net income of affiliates	0.2	0.2
Income before income taxes	17.6	9.9
Income tax expense	0.5	(1.1)
Net income	18.1	8.8
Less: Net income attributable to redeemable non-controlling interests	0.4	-
Net income attributable to ACM Research, Inc.	17.7%	8.8%

Comparison of Year Ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,
	2019	2018	Y/Y %Change
	(in thousands)
Revenue	$107,524	$74,643	44.1%

Revenue for 2019 compared to 2018 increased by $32.9 million. The increase was due to a $22.4 million increase in revenue from single-wafer wet cleaning tools to our front-end customers, and an $10.5 million increase in revenue of tools to our back-end customers.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2019	2018	Y/Y %Change
	(in thousands)
Cost of revenue	$56,870	$40,194	41.5%
Gross profit	$50,654	$34,449	47.0%
Gross margin	47.1%	46.2%	96 bps

Cost of revenue increased $16.7 million, and gross profit increased $16.2 million, for 2019 compared to 2018, reflecting the growth in sales. Gross margin increased by 96 basis points, primarily due to  differences in product mix in 2019 versus 2018.

Operating Expenses

	Year Ended December 31,
	2019	2018	Y/Y %Change
	(in thousands)
Sales and marketing expense	$11,902	$9,611	23.8%
Research and development expense	12,900	10,380	24.3%
General and administrative expense	8,061	7,987	0.9%
Total operating expenses	$32,863	$27,978	17.5%

Sales and marketing expense increased by $2.3 million for 2019 as compared to 2018, primarily due to an increase in employee count, salaries and sales commissions.

Research and development expense increased $2.5 million for 2019 as compared to 2018, primarily due to an increase in employee count, salaries and research and development parts. Research and development expense represented 12.0% and 13.9% of our revenue in 2019 and 2018, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $16.1 million, or 14.9% of revenue, in 2019 and $11.9 million, or 15.9% of revenue, in 2018.

General and administrative expense increased $0.1 million for 2019 as compared to 2018.

Other Income and Expenses

	Year Ended December 31,		Y/Y % Change
	2019	2018	2019 v 2018
	(in thousands)
Interest income	$333	$29	1048.3%
Interest expense	(745)	(498)	49.6%
Interest expense, net	$(412)	$(469)	(12.2%)

Other income, net	$1,393	$1,255	11.0%

Interest expense, net, consists of interest incurred from outstanding short-term borrowings, offset by interest earned on net cash balances. Interest expense, net, decreased to $412,000 in 2019 from $469,000 in 2018, principally as a result of increased interest income earned from higher cash balances, partly offset by increased interest expenses incurred from higher short term bank loans.

Other income, net primarily reflects (a) gains or losses recognized from the effect of exchange rates on our foreign currency-denominated asset and liability balances and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above. Our other income was $1.4 million in 2019 due primarily to a weaker RMB to U.S. dollar exchange rate, compared to other income of $1.3 million in 2018 due to a weaker RMB to U.S. dollar exchange rate.

Income Tax Benefit (Expense)

The following presents components of income tax benefit (expense) for the indicated periods:

	Year Ended December 31,
	2019	2018

Current:
U.S. federal	$	$-
U.S. state	-	-
Foreign	(3,176)	(1,149)
Total current tax expense	(3,176)	(1,149)
Deferred:
U.S. federal	3,728	-
U.S. state	-	-
Foreign	(34)	343
Total deferred tax benefit (expense)	3,694	343
Total income tax benefit (expense)	$518	$(806)

As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in 2019.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for PRC income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services. Our three PRC subsidiaries, ACM Shanghai, ACM Wuxi, and ACM Shengwei, are liable for PRC corporate income taxes at the rates of 15%, 25%, and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012, in 2016, and again in 2018, with an effective period of three years.

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

Liquidity and Capital Resources

During 2019, we funded our technology development and operations principally through our beginning cash balance, application of net proceeds from a follow-on public offering of Class A common stock (see “—Recent Developments—Follow-on Public Offering” above), short-term borrowings by ACM Shanghai from local financial institutions, and cash flow from operating activities.

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

Sources of Funds

Cash Flow from Operating Activities. Our operations provided cash flow of $9.4 million in 2019. Our cash flow from operating activities is influenced by (a) the level of net income, (b) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (c) increases in the number of customers using our products, and (d) the amount and timing of payments by customers.

Class A Common Stock. In August 2019 we received $26.4 million in net proceeds (after underwriting discounts and related expenses), from our sale, at a purchase price of $13.195 per share, of 2,053,572 shares of Class A common stock (including 267,857 shares sold pursuant to the underwriters’ exercise of an over-allotment option). During 2019, we received proceeds of $317,000 from sales of Class A common stock pursuant to option exercises.

ACM Shanghai Short-Term Loan Facilities. ACM Shanghai is a party to short-term borrowing with four banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at December 31, 2019
				(in thousands)
Bank of Shanghai Pudong Branch	February 2019	January 2020	5.22%	RMB50,000	RMB35,292
				$7,165	$5,057
Shanghai Rural Commercial Bank	February 2019	January 2020	5.66%	RMB20,000	RMB10,000
				$2,866	$1,433
Bank of Communications	January 2019	January 2020 - February 2020	5.66%	RMB20,000	RMB20,000
				$2,866	$2,866
China Everbright Bank	February 2019	March 2020 - April 2020	4.94%-5.66%	RMB50,000	RMB30,682
				$7,165	$4,397
				RMB140,000	RMB95,974
				$20,062	$13,753

(1)	Converted from RMB to dollars as of December 31, 2019

All of the amounts owing under the line of credit with Bank of Shanghai Pudong Branch are guaranteed by David Wang, our Chief Executive Officer, President and Chair of the Board, and CleanChip Technologies Limited, a wholly owned subsidiary of ACM Shanghai. All of the amounts owing under the line of credit with Shanghai Rural Commercial Bank are secured by accounts receivable and guaranteed by Dr. Wang. All of the amounts owing under the line of credit with China Everbright Bank are guaranteed by Dr. Wang.

Government Research and Development Grants. As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received cash payments of $3.4 million related to such grants in 2019, as compared to received cash payments of $200,000 related to such grants in 2018. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital. The following table sets forth selected working capital information:

December 31, 2019
(in thousands)
Cash and cash equivalents	$58,261
Accounts receivable, less allowance for doubtful amounts	31,091
Inventory	44,796
Working capital	$134,148

Our cash and cash equivalents at December 31, 2019 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Capital Expenditures. We incurred $1.1 million in capital expenditures in 2019, versus $2.1 in million capital expenditures in 2018.

Partnership Agreement. On September 5, 2019, ACM Shanghai entered into a Partnership Agreement, or the Partnership Agreement, with five other limited partners and Beijing Shixi Qingliu Investment Co., Ltd., as general partner and manager, with respect to the formation of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP), a Chinese limited partnership based in Hefei, China, which we refer to as the Partnership. The Partnership was formed for the purposes of engaging in equity venture capital investments in strategic emerging and high-tech industries with a focus on the semiconductor industry, including integrated circuit companies engaged in design, materials, equipment, components, maintenance, packaging and testing, technical services, and technologies. Pursuant to the Partnership Agreement, on September 30, 2019 ACM Shanghai invested RMB 30,000,000 ($4.2 million as of September 30, 2019), which represented ten percent of the Partnership’s total subscribed capital.

Stock Repurchases. In August 2019, ACM Research entered into an equity purchase agreement under which it paid to certain directors, employees and SMC, in exchange for their surrender of an aggregate of 214,286 shares of Class A common stock and cancellation of options to acquire an aggregate of 53,571 shares of Class A common stock, a total of $3.5 million, which was based on a price of $13.195 per share. The repurchases were funded with proceeds ACM Research received from the exercise of the over-allotment option in connection with the follow-on public offering.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that they will materially affect our business in the foreseeable future. Any impact of inflation on cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the price of our product offerings.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
ACM Research, Inc.
Fremont, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ACM Research, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Shenzhen, The People’s Republic of China

March 24, 2020

ACM RESEARCH, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$58,261	$27,124
Restricted cash	59,598	-
Accounts receivable, less allowance for doubtful accounts of $0 as of December 31, 2019 and $0 as of December 31, 2018 (note 3)	31,091	24,608
Other receivables	2,603	3,547
Inventories (note 4)	44,796	38,764
Prepaid expenses	2,047	1,985
Total current assets	198,396	96,028
Property, plant and equipment, net (note 5)	3,619	3,708
Operating lease right-of-use assets, net (note 8)	3,887	-
Intangible assets, net	344	274
Deferred tax assets (note 15)	5,331	1,637
Long-term investments (note 10)	5,934	1,360
Other long-term assets	192	40
Total assets	217,703	103,047
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	13,753	9,447
Accounts payable	13,262	16,673
Advances from customers	9,129	8,417
Income taxes payable	3,129	1,193
Other payables and accrued expenses (note 7)	12,874	10,410
Current portion of operating lease liability (note 8)	1,355	-
Total current liabilities	53,502	46,140
Long-term operating lease liability (note 8)	2,532	-
Other long-term liabilities (note 9)	4,186	4,583
Total liabilities	60,220	50,723
Commitments and contingencies (note 17)
Redeemable non-controlling interests (note 13)	60,162	-
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 50,000,000 shares authorized as of December 31, 2019 and December 31, 2018; 16,182,151 shares issued and outstanding as of December 31, 2019 and 14,110,315 shares issued and outstanding as of December 31, 2018 (note 12)	2	1
Common stock–Class B, par value $0.0001: 2,409,738 shares authorized as of December 31, 2019 and December 31, 2018; 1,862,608 shares issued and outstanding as of December 31, 2019 and 1,898,423 shares issued and outstanding as of December 31, 2018 (note 12)	-	-
Additional paid in capital	83,487	56,567
Accumulated surplus (deficit)	15,507	(3,387)
Accumulated other comprehensive loss	(1,675)	(857)
Total stockholders’ equity	97,321	52,324
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$217,703	$103,047

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenue	$107,524	$74,643
Cost of revenue	56,870	40,194
Gross profit	50,654	34,449
Operating expenses:
Sales and marketing	11,902	9,611
Research and development	12,900	10,380
General and administrative	8,061	7,987
Total operating expenses, net	32,863	27,978
Income from operations	17,791	6,471
Interest income	333	29
Interest expense	(745)	(498)
Other income, net	1,393	1,255
Equity income in net income of affiliates	168	123
Income before income taxes	18,940	7,380
Income tax benefit (expense) (note 15)	518	(806)
Net income	19,458	6,574
Less: Net income attributable to redeemable non-controlling interests	564	-
Net income attributable to ACM Research, Inc.	$18,894	$6,574
Comprehensive income:
Net income	19,458	6,574
Foreign currency translation adjustment	(899)	(979)
Comprehensive Income (note 2)	18,559	5,595
Less: Comprehensive income attributable to redeemable non-controlling interests	483	-
Comprehensive income attributable to ACM Research, Inc.	$18,076	$5,595

Net income attributable to ACM Research, Inc. per common share (note 2):
Basic	$1.12	$0.42
Diluted	$0.99	$0.37

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	16,800,623	15,788,460
Diluted	19,135,497	17,912,105

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except per share data)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2017	12,935,546	$1	2,409,738	$-	49,695	$(9,961)	122	39,857
Net income attributable to ACM Research, Inc.	-	-	-	-	-	6,574	-	6,574
Foreign currency translation adjustment	-	-	-	-	-	-	(979)	(979)
Exercise of stock options	265,952	-	-	-	528	-	-	528
Stock-based compensation	-	-	-	-	3,363	-	-	3,363
Conversion of Class B common stock to Class A common stock	511,315	-	(511,315)	-	-	-	-	-
Exercise of stock warrants issued to SMC	397,502	-	-	-	2,981	-	-	2,981
Balance at December 31, 2018	14,110,315	$1	1,898,423	$-	$56,567	$(3,387)	$(857)	$52,324
Net income attributable to ACM Research, Inc.	-	-	-	-	-	18,894	-	18,894
Foreign currency translation adjustment	-	-	-	-	-	-	(818)	(818)
Exercise of stock options	195,297	-	-	-	317	-	-	317
Cancellation of stock options					(576)			(576)
Stock-based compensation	-	-	-	-	3,572	-	-	3,572
Issuance of Class A common stock in connection with public offering	2,053,572	1	-	-	26,434	-	-	26,435
Share repurchase	(214,286)				(2,827)			(2,827)
Conversion of Class B common stock to Class A common stock	35,815	-	(35,815)	-	-	-	-	-
Exercise of stock warrants issued to HFG	1,438	-	-	-	-	-	-	-
Balance at December 31, 2019	16,182,151	$2	1,862,608	$-	83,487	$15,507	(1,675)	97,321

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$19,458	$6,574
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	788	417
Loss on disposals of property, plant and equipment	294	-
Equity income in net income of affiliates	(168)	(123)
Deferred income taxes	(3,719)	(405)
Stock-based compensation	3,572	3,363
Net changes in operating assets and liabilities:
Accounts receivable	(6,961)	883
Other receivables	891	(1,171)
Inventory	(6,658)	(24,083)
Prepaid expenses	(83)	(1,494)
Other long-term assets	(151)	44
Accounts payable	(3,058)	9,825
Advances from customers	705	8,316
Income tax payable	1,952	1,149
Other payables and accrued expenses	2,865	4,954
Other long-term liabilities	(324)	(1,340)
Net cash provided by operating activities	9,403	6,909

Cash flows from investing activities:
Purchase of property and equipment	(971)	(1,830)
Purchase of intangible assets	(154)	(241)
Investments in unconsolidated affiliates	(4,406)	-
Net cash used in investing activities	(5,531)	(2,071)

Cash flows from financing activities:
Proceeds from short-term borrowings	18,423	17,726
Repayments of short-term borrowings	(14,005)	(13,131)
Proceeds from stock option exercise to common stock	317	528
Proceeds from issuance of Class A common stock in connection with public offering, net of direct issuance expenses of $2,287	26,434	-
Payment for repurchase of Class A common stock	(2,827)	-
Payment for cancellation of stock option	(576)	-
Proceeds from issuance of common stock to redeemable Non-controlling interest	59,679	-
Net cash provided by financing activities	87,445	5,123

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(582)	$(518)
Net increase in cash, cash equivalents and restricted cash	$90,735	$9,443

Cash, cash equivalents and restricted cash at beginning of period	27,124	17,681
Cash, cash equivalents and restricted cash at end of period	$117,859	$27,124

Supplemental disclosure of cash flow information:
Interest paid	$745	$498
Cash paid for income taxes	$1,156	$-

Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Cash and cash equivalents	58,261	27,124
Restricted cash	59,598	-
Cash, cash equivalents and restricted cash	$117,859	$27,124
Non-cash financing activities:
Warrant conversion to common stock	$9	$3,079

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

In 2007 the Company began to focus its development efforts on single-wafer wet-cleaning solutions for the front-end chip fabrication process. The Company introduced its SAPS megasonic technology, which can be applied in wet wafer cleaning at numerous steps during the chip fabrication process, in 2009. It introduced its TEBO technology, which can be applied at numerous steps during the fabrication of small node two-dimensional conventional and three-dimensional patterned wafers, in March 2016. The Company has designed its equipment models for SAPS and TEBO solutions using a modular configuration that enables it to create a wet-cleaning tool meeting the specific requirements of a customer, while using pre-existing designs for chamber, electrical, chemical delivery and other modules. In August 2018, the Company introduced its Ultra-C Tahoe wafer cleaning tool, which can deliver high cleaning performance with significantly less sulfuric acid than typically consumed by conventional high-temperature single-wafer cleaning tools. Based on its electro-chemical plating (“ECP”) technology, the Company introduced in March 2019 its Ultra ECP AP, or “Advanced Packaging,” tool for bumping, or applying copper, tin and nickel to semiconductor wafers at the die-level, and its Ultra ECP MAP, or “Multi-Anode Partial Plating,” tool to deliver advanced electrochemical copper plating for copper interconnect applications in front-end wafer fabrication processes. The Company also offers a range of custom-made equipment, including cleaners, coaters and developers, to back-end wafer assembly and packaging factories, principally in the PRC.

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

In March 2019 ACM Shanghai formed a wholly owned subsidiary in the PRC, Shengwei Research (Shanghai), Inc., to manage activities related to addition of future long-term production capacity. The subsidiary was formed with registered capital of RMB 5,000 ($727). As of December 31, 2019, $142 had been injected into this subsidiary.

In June 2019 Cleanchip formed a wholly owned subsidiary in California, ACM Research (CA), Inc. (“ACM California”), to provide procurement services on behalf of ACM Shanghai.

On June 17, 2019 ACM announced plans to complete over the next three years a listing (the “Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “STAR IPO”) of ACM Shanghai shares in the PRC. ACM Shanghai is currently ACM’s primary operating subsidiary, and at the time of announcement, was wholly owned by ACM. As an initial step in qualifying for the Listing and STAR IPO, on June 12, 2019 ACM Shanghai entered into agreements with seven investors (the “First Tranche Investors”), pursuant to which the First Tranche Investors agreed to pay a purchase price totaling RMB 187,900 (equivalent to $27,300) to ACM Shanghai for shares representing 4.2% of the then-outstanding ACM Shanghai shares. On November 29, 2019 ACM Shanghai entered into agreements with eight PRC-based investment firms (the “Second Tranche Investors”), pursuant to which the Second Tranche Investors agreed to acquire shares of ACM Shanghai for an aggregate of RMB 228,200 (equivalent to $32,400) at a purchase price of RMB 13 for each share, which is the same purchase price per share paid by the First Tranche Investors. Following the issuance of shares to the Second Tranche Investors, 91.7% of the outstanding shares of ACM Shanghai were owned by ACM, 3.8% were owned by the First Tranche Investors, and 4.5% were owned by the Second Tranche Investors. (See note 13).

In preparation for the STAR IPO, ACM completed a reorganization in December 2019 that included the sale of all of the shares of Cleanchip by ACM to ACM Shanghai for $3,500. The reorganization and sale had no impact on ACM’s consolidated financial statements.

The Company has direct or indirect interests in the following subsidiaries:

	Place and date of	Effective interest held as at
Name of subsidiaries	incorporation	December 31, 2019	December 31, 2018

ACM Research (Shanghai), Inc.	China, May 2006	91.7%	100.0%
ACM Research (Wuxi), Inc.	China, July 2011	91.7%	100.0%
CleanChip Technologies Limited	Hong Kong, June 2017	91.7%	100.0%
ACM Research Korea CO., LTD.	Korea, December 2017	91.7%	100.0%
Shengwei Research (Shanghai), Inc.	China, March 2019	91.7%	100.0%
ACM Research (CA), Inc.	USA, June 2019	91.7%	100.0%

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries including ACM and its subsidiary, ACM Shanghai, which includes ACM Wuxi, ACM Shengwei, and CleanChip (ACM California and ACM Korea). Subsidiaries are those entities in which ACM, directly and indirectly, controls more than one half of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for the valuation and recognition of stock-based compensation arrangements and warrant liability, realization of deferred tax assets, assessment for impairment of long-lived assets, allowance for doubtful accounts, inventory valuation for excess and obsolete inventories, lower of cost and market value or net realizable value of inventories, depreciable lives of property and equipment, accrued warranty, and useful life of intangible assets.

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

Restricted cash

Restricted cash represents deposits not readily available to ACM. Restricted cash as of December 31, 2019 represented cash hold in reserve, all of the proceeds received from issuance of common stock to redeemable Non-controlling interest in segregated cash and cash-equivalent accounts.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history and credit worthiness, and current economic trends. Accounts are written off after all collection efforts have been exhausted. At December 31, 2019 and 2018, the Company, based on a review of its outstanding balances and its customers, determined the allowance for doubtful accounts in the amount of $0 and $0 respectively.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Inventory

Inventory consists of raw materials and related goods, work-in-progress, finished goods, and other consumable materials such as spare parts. Finished goods typically are shipped from the Company’s warehouse within one month of completion.

Inventory was recorded at the lower of cost or net realizable value at December 31, 2019 and 2018.
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

ACM’s subsidiaries follow regulations for depreciation of fixed assets implemented under the PRC’s Enterprise Income Tax Law, which state that the minimum useful lives used for calculating depreciation for fixed assets are as follows:

Manufacturing equipment	for small to medium-sized equipment, 5 years; for large equipment, estimated by purchasing department at time of acceptance
Furniture and fixtures	5 years
Transportation equipment	4 to 5 years
Electronic equipment	3 to 5 years
Leasehold improvements	remaining lease term for improvements on leased fixed assets or, for large improvements, estimated useful life; not less than 3 years for non-fixed asset repairs

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Investments

The Company uses the equity method of accounting for its investment in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See note 10 for discussion of equity method investment.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. It uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Redeemable Non-controlling Interests

The Company recorded initial carrying amount of redeemable non-controlling interests at fair value on the date of issuance, and presented in temporary equity on the consolidated balance sheets.

As the non-controlling interests would be redeemable at a fixed purchase price, it is classified as common-share non-controlling interests redeemable at other than fair value. The Company applied the entire adjustment method (income classification) for subsequent measurement in accordance with ASC 480‑10-S99.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Revenue Recognition

The Company derives revenue principally from the sale of single-wafer wet cleaning equipment. Revenue from contracts with customers is recognized using the following five steps pursuant ASC Topic 606, Revenue from Contracts with Customers:
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

The Company incurs costs related to the acquisition of its contracts with customers in the form of sales commissions. Sales commissions are paid to third party representatives and distributors. Contractual agreements with these parties outline commission structures and rates to be paid. Generally speaking, the contracts are all individual procurement decisions by the customers and are not for significant periods of time, nor do they include renewal provisions. As such, all contracts have an economic life of significantly less than a year. Accordingly, the Company expenses sales commissions when incurred. These costs are recorded within sales and marketing expenses.

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

Shipping and Handling Costs

Shipping and handling costs, which relate to transportation of products to customer locations, are charged to selling and marketing expense. For the year ended December 31, 2019 and 2018, shipping and handling costs included in sales and marketing expenses were $172 and $146  respectively.

Borrowing Costs

Borrowing costs attributable directly to the acquisition, construction or production of qualifying assets that require a substantial period of time to be ready for their intended use or sale are capitalized as part of the cost of those assets. Income earned on temporary investments of specific borrowings pending their expenditure on those assets is deducted from borrowing costs capitalized. All other borrowing costs are recognized in interest expenses in the consolidated statements of operations and comprehensive income in the period in which they are incurred. No borrowing costs were capitalized for the year ended December 31, 2019 or 2018.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Warranty

For each of its products, the Company generally provides a standard warranty ranging from 12 to 36 months and covering replacement of the product during the warranty period. The Company accounts for the estimated warranty costs as sales and marketing expenses at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, the Company calculates a rate of warranty expenses to revenue to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. Warranty obligations are included in other payables and accrued expenses in the consolidated balance sheets. The following table shows changes in the Company’s warranty obligations for the year ended December 31, 2019 and 2018, respectively.

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$1,710	$839
Additions	2,105	1,412
Utilized	(1,004)	(541)
Balance at end of period	$2,811	$1,710

Government Subsidies

ACM Shanghai has been awarded four subsidies from local and central governmental authorities in the PRC. The first subsidy, which was awarded in October 2008, relates to the development and commercialization of 65 to 45nm Stress Free Polishing technology. The second subsidy was awarded in April 2009 to fund interest expenses for short-term borrowings. The third subsidy was awarded in January 2014 and relates to the development of Electro Copper Plating technology. The fourth subsidy was awarded in June of 2018, and related to development of Polytetrafluoroethylene. The PRC governmental authorities will provide the majority of the funding, although ACM Shanghai is also required to invest certain amounts in the projects.

The government subsidies contain certain operating conditions and therefore are recorded as long-term liabilities upon receipt. The grant amounts are recognized in the statements of operations and comprehensive income:
●
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2019 and 2018, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $3,195 and $1,486, respectively.

●
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the years ended December 31, 2019 and 2018, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $147 and $144, respectively.

Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities (note 9) in the balance sheet until the criteria for such recognition are satisfied.

Stock-based Compensation

ACM grants stock options to employees and non-employee consultants and directors and accounts for those stock-based awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.

Stock-based awards granted to employees and non-employee consultants and directors are measured at the fair value of the awards on the grant date and are recognized as expenses either (a) immediately on grant, if no vesting conditions are required or (b) using the graded vesting method, net of estimated forfeitures, over the requisite service period. The fair value of stock options is determined using the Black-Scholes valuation model. Stock-based compensation expense, when recognized, is charged to the category of operating expense corresponding to the service function of the employees and non-employee consultants and directors.

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share are calculated as follows:

	Year Ended December 31,
	2019	2018
Numerator:
Net income	$19,458	$6,574
Net income attributable to redeemable non-controlling interest	564	-
Net income available to common stockholders, basic and diluted	$18,894	$6,574
Weighted average shares outstanding, basic	16,800,623	15,788,460
Effect of dilutive securities	2,334,874	2,123,645
Weighted average shares outstanding, diluted	19,135,497	17,912,105
Net income per common share:
Basic	$1.12	$0.42
Diluted	$0.99	$0.37

Basic and diluted net income per common share are presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income (per common share is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of ACM’s Series A, B, C, D, E and F convertible preferred stock are participating securities, as the holders are entitled to participate in and receive the same dividends as may be declared for common stockholders on a pro-rata, if-converted basis.

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the years ended December 31, 2019 and 2018, the net income (loss) per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

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

	Year Ended December 31,
	2019	2018
Stock Options	4,095,676	3,715,779
Warrant	77,810	80,000
	4,173,486	3,795,779

Comprehensive Income Attributable to the Company

The Company applies FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement with the same prominence as other financial statements. The comprehensive income attributable to the Company was $18,559 and $5,595 for the years ended December 31, 2019 and 2018, respectively.

Statutory reserves

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Statutory surplus reserves may be used to offset accumulated losses or to increase the registered capital of a PRC subsidiary, subject to approval from the relevant PRC authorities, and are not available for dividend distribution to the subsidiary’s shareholders. The PRC subsidiaries are prohibited from distributing dividends unless any losses from prior years have been offset. Except for offsetting prior years’ losses, however, statutory surplus reserves must be maintained at a minimum of 25% of share capital after such usage. ACM Shanghai estimated a statutory surplus reserve of $1,427 based on an accumulated profit as of December 31, 2019 which is included in the accumulated surplus in the consolidated balance sheets, versus no statutory surplus reserved due to accumulated losses as of December 31, 2018.

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

Other financial items for disclosure purpose—The fair value of other financial items of the Company for disclosure purpose, including cash and cash equivalents, accounts receivable, other receivables, short-term borrowings, accounts payable, advances from customers, and other payables and accrued expenses, approximate their carrying value due to their short-term nature.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Operating and Financial Risks

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, restricted cash and accounts receivable. The Company deposits and invests its cash with financial institutions that management believes are creditworthy.

The Company is potentially subject to concentrations of credit risks in its accounts receivable. Three customers individually accounted for greater than ten percent of the Company’s revenue for the year ended 2019 and the year ended 2018:

	Year Ended December 31,
	2019	2018
Customer A	26.46%	24.17%
Customer B	19.84%	23.83%
Customer C	27.50%	39.63%

Interest Rate Risk

As of December 31, 2019 and 2018, the balance of bank borrowings (note 6) was short-term in nature, matured at various dates within the following year and did not expose the Company to interest rate risk.

Liquidity Risk

The Company’s working capital at December 31, 2019 and 2018 was sufficient to meet its then-current requirements. The Company may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions the Company decides to pursue. In the long run, the Company intends to rely primarily on cash flows from operations and additional borrowings from financial institutions in order to meet its cash needs. If those sources are insufficient to meet cash requirements, the Company may seek to issue additional debt or equity.

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

Transactions of ACM’s subsidiaries involving foreign currencies are recorded in functional currency according to the rate of exchange prevailing on the date when the transaction occurs. The ending balances of the Company’s foreign currency accounts are converted into functional currency using the rate of exchange prevailing at the end of each reporting period. Net gains and losses resulting from foreign exchange fluctuations as marked to market at year-end are included in the consolidated statements of operations and comprehensive income. Total foreign currency translation adjustment was ($899) and ($979) for the years ended December 31, 2019 and 2018.

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

Translations of amounts from RMB and Korean Won into U.S. dollars were made at the following exchange rates for the respective dates and periods:

	At December 31,
	2019	2018
Consolidated balance sheets:
RMB to $1.00	6.9784	6.8634
KRW to $1.00	1,156.07	1,114.83

Consolidated statements of operations and comprehensive income:
RMB to $1.00	6.8966	6.6181
KRW to $1.00	1,165.50	1,100.11

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

Effective January 1, 2019, the Company adopted ASU 2016-02. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, Leases, which included an option to not restate comparative periods in transition and elect to use the effective date of Accounting Standards Codification (“ASC”) 842 as the date of initial application of transition, which the Company elected. As a result of its adoption of ASC 842 as of January 1, 2019, the Company recorded operating lease right-of-use assets of $5,109 and lease liabilities of $5,109. The adoption of ASC 842 had no impact on the Company’s profit or cash flows for the year ended December 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in note 8.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of the ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculate for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year, with early adoption permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. A business entity that files periodic reports with the Securities and Exchange Commission must adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company will adopt ASU 2016-13 effective January 1, 2020. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems, and expects the standard will have a minor impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2019 and 2018, accounts receivable consisted of the following:

	December 31,
	2019	2018
Accounts receivable	$31,091	$24,608
Less: Allowance for doubtful accounts	-	-
Total	$31,091	$24,608

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at December 31, 2019 and 2018. At December 31, 2019 and 2018, accounts receivable of $1,433 and $1,457 respectively, were pledged as collateral for borrowings from financial institutions (note 6).

 NOTE 4 – INVENTORIES

At December 31, 2019 and 2018, inventory consisted of the following:

	December 31,
	2019	2018
Raw materials	$15,105	$12,646
Work in process	10,407	9,631
Finished goods	19,284	16,487
Total inventory, gross	44,796	38,764
Inventory reserve	-	-
Total inventory, net	$44,796	$38,764

At December 31, 2019 and 2018, the Company did not have an inventory reserve and no inventory was pledged as collateral for borrowings from financial institutions. System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2019 and 2018, property, plant and equipment consisted of the following:

	December 31,
	2019	2018
Manufacturing equipment	$3,902	$9,703
Office equipment	627	512
Transportation equipment	124	184
Leasehold improvement	1,442	1,379
Total cost	6,095	11,778
Less: Total accumulated depreciation	(3,077)	(8,102)
Construction in progress	601	32
Total property, plant and equipment, net	$3,619	$3,708

Depreciation expense was $713 and $350 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company retired certain fully depreciated manufacturing equipment with cost of $5,824.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 6 – SHORT-TERM BORROWINGS

At December 31, 2019 and 2018, short-term borrowings consisted of the following:

	December 31,
	2019	2018
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on April 17,2019 with an annual interest rate of 4.99%, guaranteed by the Company’s CEO and fully repaid on March 27, 2019.	$-	$3,133
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on February 14,2019 with an annual interest rate of 5.15%, guaranteed by the Company’s CEO and fully repaid on February 14, 2019.		485
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on January 23, 2020 with an annual interest rate of 5.22%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited.Only RMB 14,500 was repaid on December 13,2019.	5,057
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on June 6,2019 with annual interest rate of 5.22%,secured by certain of the Company’s intellectual property and the Company’s CEO and fully repaid on June 6,2019.		2,186
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on June 13,2019 with annual interest rate of 5.22%,secured by certain of the Company’s intellectual property and the Company’s CEO and fully repaid on June 13,2019.		2,186
Line of credit up to RMB 10,000 from Shanghai Rural Commercial Bank, due on January 23, 2019 with an annual interest rate of 5.44%, guaranteed by the Company’s CEO and pledged by accounts receivable,and fully repaid on January 23, 2019.		1,457
Line of credit up to RMB 20,000 from Shanghai Rural Commercial Bank, due on February 21, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and pledged by accounts receivable.	1,433
Line of credit up to RMB 20,000 from Bank of Communications, due on January 18, 2020 with an annual interest rate of 5.66%.	1,433
Line of credit up to RMB 20,000 from Bank of Communications, due on January 22, 2020 with an annual interest rate of 5.66%.	717
Line of credit up to RMB 20,000 from Bank of Communications, due on February 14, 2020 with an annual interest rate of 5.66%.	717
Line of credit up to RMB 50,000 from China Everbright Bank, due on March 25, 2020 with an annual interest rate of 4.94%, guaranteed by the Company’s CEO.	3,250
Line of credit up to RMB 50,000 from China Everbright Bank, due on April 17, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO.	1,146
Total	$13,753	$9,447

For the years ended December 31, 2019 and 2018, interest expense related to short-term borrowings amounted to $745 and $498, respectively.

 NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At December 31, 2019 and 2018, other payable and accrued expenses consisted of the following:

	December 31,
	2019	2018
Lease expenses and payable for leasehold improvement due to a related party (note 11)	$-	$53
Accrued commissions	4,082	2,931
Accrued warranty	2,811	1,710
Accrued payroll	2,092	626
Accrued professional fees	165	64
Accrued machine testing fees	1,456	3,076
Others	2,268	1,950
Total	$12,874	$10,410

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 8 – LEASES

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

ACM Shanghai entered into an operating lease agreement with Zhangjiang Group (a related party, see note 11) in 2007 for manufacturing and office space of approximately 63,510 square feet in Shanghai, China. The lease terms and its payment terms are subject to modification and extension with Zhangjiang Group from time to time. The lease with Zhangjiang Group expired on December 31, 2017 and from January 1, 2018 to April 25, 2018 ACM Shanghai leased the property on a month-to-month basis. On April 26, 2018, ACM Shanghai entered into a renewed lease with Zhangjiang Group for the period from January 1, 2018 through December 31, 2022. Under the lease, ACM Shanghai would pay a monthly rental fee of RMB 366 (equivalent to $55). The required security deposit is RMB 1,077 (equivalent to $163).

ACM Wuxi leases office space in Wuxi, China, at a rate of less than $1 per month.

In January 2018, ACM Shanghai entered into an operating lease agreement for a second factory in the Pudong region of Shanghai from January 2018 to January 2023. This facility has a total of 50,000 square feet of available floor space. The monthly rent varies during the term of the lease.

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

The components of lease expense were as follows:

Year Ended December 31, 2019
Operating lease cost	$1,432
Short-term lease cost	165
Lease cost	$1,597

Supplemental cash flow information related to operating leases was as follows for the period ended December 31, 2019:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,597

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Maturities of lease liabilities for all operating leases were as follows as of December 31, 2019:

December 31,
2020	$1,504
2021	1,488
2022	1,496
2023	53
2024	13
Total lease payments	4,554
Less: Interest	(667)
Present value of lease liabilities	$3,887

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31 2019:

December 31, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.02
Weighted average discount rate	5.43%

NOTE 9– OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized (note 2). As of December 31, 2019 and 2018, other long-term liabilities consisted of the following unearned government subsidies:

	December 31,
	2019	2018
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,251	$1,483
Subsidies to Electro Copper Plating project, commenced in 2014	2,666	2,860
Subsidies to Polytetrafluoroethylene project, commenced in 2018	135	178
Other	134	62
Total	$4,186	$4,583

NOTE 10 – LONG-TERM INVESTMENT

On September 6, 2017, ACM and Ninebell Co., Ltd. (“Ninebell”), a Korean company that is one of the Company’s principal material suppliers, entered into an ordinary share purchase agreement, effective as of September 11, 2017, pursuant to which Ninebell issued to ACM ordinary shares representing 20% of Ninebell’s post-closing equity for a purchase price of $1,200, and a common stock purchase agreement, effective as of September 11, 2017, pursuant to which ACM issued 133,334 shares of Class A common stock to Ninebell for a purchase price of $1,000 at $7.50 per share. The investment in Ninebell is accounted for under the equity method.

On June 27, 2019, ACM Shanghai and Shengyi Semiconductor Technology Co., Ltd. (“Shengyi”), a company based in Wuxi, China that is one of the Company’s component suppliers, entered into an agreement pursuant to which Shengyi issued to ACM Shanghai shares representing 15% of Shengyi’s post-closing equity for a purchase price of $109. The investment in Shengyi is accounted for under the cost method.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

On September 5, 2019, ACM Shanghai, entered into a Partnership Agreement with six other investors, as limited partners, and Beijing Shixi Qingliu Investment Co., Ltd., as general partner and manager, with respect to the formation of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP), a Chinese limited partnership based in Hefei, China. Pursuant to such Partnership Agreement, on September 30, 2019, ACM Shanghai invested RMB 30,000 ($4,200), which represented 10% of the Partnership’s total subscribed capital. The investment in Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) is accounted for under the equity method in accordance with ASC 323-30-S99-1.

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the years ended December 31, 2019 and 2018 the Company’s share of equity investees’ net income was $168 and $123, respectively, which was included in income on equity method investment in the accompanying consolidated statements of operations and comprehensive income.

	December 31,
	2019	2018
Investment – equity method	$5,827	$1,360
Investment – cost method	107	-
Total	$5,934	$1,360

NOTE 11 – RELATED PARTY BALANCES AND TRANSACTIONS

On August 18, 2017, ACM and Ninebell, its equity method investment affiliate (note 10), entered into a loan agreement pursuant to which ACM made an interest-free loan of $946 to Ninebell, payable in 180 days or automatically extended another 180 days if in default. The loan was secured by a pledge of Ninebell’s accounts receivable due from ACM and all money that Ninebell received from ACM. Ninebell repaid the loan in March 2018. ACM purchased materials from Ninebell amounting to $8,572 and $7,785 during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, accounts payable due to Ninebell were $727 and $1,477, respectively, and prepaid to Ninebell for material purchases were $348 and $572, respectively.

ACM purchased materials from Shengyi amounting to $856 during the year ended December 31, 2019. As of December 31, 2019, accounts payable due to Shengyi was $488.

In 2007 ACM Shanghai entered into an operating lease agreement with Shanghai Zhangjiang Group Co., Ltd. (“Zhangjiang Group”) to lease manufacturing and office space located in Shanghai, China. An affiliate of Zhangjiang Group holds 787,098 shares of Class A common stock that it acquired in September 2017 for $5,903. Pursuant to the lease agreement, Zhangjiang Group provided $771 to ACM Shanghai for leasehold improvements. In September 2016 the lease agreement was amended to modify payment terms and extend the lease through December 31, 2017. From January 1 to April 25, 2018, ACM Shanghai leased the property on a month-to-month basis. On April 26, 2018, ACM Shanghai entered into a renewed lease with Zhangjiang Group for the period from January 1, 2018 through December 31, 2022. Under the lease, ACM Shanghai would pay a monthly rental fee of approximately RMB 366 (equivalent to $55). The required security deposit is RMB 1,077 (equivalent to $163). The Company incurred leasing expenses under the lease agreement of $595 and $620 during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, payables to Zhangjiang Group for lease expenses and leasehold improvements recorded as other payables and accrued expenses amounted to $0 and $53, respectively (note 7).

On December 9, 2016, Shengxin (Shanghai) Management Consulting Limited Partnership (“SMC”), a PRC limited partnership owned by employees of ACM Shanghai, including Jian Wang, the Chief Executive Officer and President of ACM Shanghai and the brother of David H. Wang (a related party, see note 11), delivered RMB 20,124 ($2,981 as of the close of business on such date) in cash (the “SMC Investment”) to ACM Shanghai for potential investment pursuant to terms to be subsequently negotiated. On March 14, 2017, ACM, ACM Shanghai and SMC entered into a securities purchase agreement (the “SMC Agreement”) pursuant to which, in exchange for the SMC Investment, (a) ACM issued to SMC a warrant (the “SMC Warrant”) exercisable, for cash or on a cashless basis, to purchase, at any time on or before May 17, 2023, all, but not less than all, of 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $2,981 and (b) ACM Shanghai agreed to repay the SMC Investment within 60 days after exercise of the SMC Warrant. On March 30, 2018, SMC exercised the SMC Warrant in full and purchased 397,502 shares of Class A common stock (note 12). SMC borrowed the funds to pay the SMC Warrant exercise price pursuant to a senior secured promissory note in the principal amount of $2,981 issued to the Company. The note bears interest at a rate of 3.01% per annum and matures on August 17, 2023 and is secured by a pledge of the shares issued upon exercise of the SMC Warrant. As described in the following paragraph, in the third quarter of 2019 ACM repurchased a total of 154,821 of the SMC Warrant shares from SMC at a per share price of $13.195, of which (a) $1,161 was applied to reduce SMC’s obligations to ACM Shanghai under the SMC Note and the remaining $882 was paid to SMC. In a separate transaction in August, 2019, ACM Shanghai repaid $1,161 of the SMC Investment in cash.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

On August 14, 2019, ACM entered into an equity purchase agreement (the “Equity Purchase Agreement”) under which it agreed to repurchase, at a price per share of $13.195 (the net proceeds per share ACM received in a public offering of Class A common stock, as described in note 12), shares of Class A common stock from certain directors, employees and SMC upon the exercise of the underwriters’ over-allotment option in connection with the public offering in August 2019. The total consideration to the directors, employees and SMC, in exchange for their surrender of an aggregate of 214,286 shares of Class A common stock and cancellation of options to acquire 53,571 shares of Class A common stock (note 14) amounted to a total of $3,403, which was based at a price of $13.195 per share equal to the net proceeds per share ACM received from the over-allotment option in connection with the offering.

NOTE 12 – COMMON STOCK

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

On March 30, 2018, SMC exercised the SMC Warrant in full (note 11) to purchase 397,502 shares of Class A common stock.

During the year ended December 31, 2019, ACM issued 195,297 shares of Class A common stock upon option exercises by employees and non-employees and an additional 35,815 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the year ended December 31, 2018, the Company issued 265,952 shares of Class A common stock upon options exercises by certain employees and non-employees and an additional 511,315 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

In August 2019, ACM sold a total of 2,053,572 shares of Class A common stock to the public at a price of $14.00 per share for aggregate gross proceeds of $28,750. Net proceeds to ACM excluded an underwriting discount and offering expenses totaling $2,287. As described in note 11, ACM repurchased outstanding shares from certain directors, employees and SMC upon the exercise of the underwriters’ over-allotment option using a portion of ACM’s net proceeds from the public offering for the purpose of share constructive retirement. A total of 214,286 repurchased shares were accounted for share retirement during the year ended December 31, 2019.

During the year ended December 31, 2019, ACM issued 1,438 shares of Class A common stock upon cashless warrant exercises by non-employees

At December 31, 2019 and 2018, the number of shares of Class A common stock issued and outstanding was 16,182,151 and 14,110,315, respectively. At December 31, 2019 and 2018, the number of shares of Class B common stock issued and outstanding was 1,862,608 and 1,898,423, respectively. During the year ended December 31, 2019, 35,815 shares of Class B common stock were converted into Class A common stock in accordance with their terms.

NOTE 13 – REDEEMABLE NON-CONTROLLING INTERESTS

As discussed in note 1, during the quarter ended September 30, 2019, ACM Shanghai issued to the First Tranche Investors equity in the form of redeemable non-controlling interests, representing 4.2% of the outstanding shares of ACM Shanghai. Two of the First Tranche Investors are entities owned by certain employees of ACM Shanghai (the “Employee Entities”), and the purchase price paid by the Employee Entities represented a discount of 20% from the purchase price paid by the other First Tranche Investors. The discount granted to the Employee Entities is classified as a stock-based compensation which is further discussed in note 14.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

In addition to the capital increase agreement with the First Tranche Investors, ACM Shanghai entered into a supplemental agreement (a “First Tranche Supplemental Agreement”) with each of the First Tranche Investors. Under each First Tranche Supplemental Agreement, ACM Shanghai and the First Tranche Investor party thereto agreed to use their respective best efforts to facilitate the completion of the Listing and the STAR IPO within three years from the date on which ACM Shanghai shares were issued to the First Tranche Investors. If, by the end of such three-year period, the Listing and the STAR IPO have not been completed and the China Securities Regulatory Commission has not otherwise approved the registration of ACM Shanghai’s Listing registration application, the First Tranche Investor and ACM Shanghai each will have the right to require that ACM Shanghai repurchase the First Tranche Investor’s shares for a price equal to the initial purchase price paid by the First Tranche Investor, without interest. The Supplemental Agreements will be automatically terminated on the date when ACM Shanghai formally submits the Listing registration application document to the Shanghai Stock Exchange.

In the quarter ended December 31, 2019, ACM Shanghai issued to the Second Tranche Investors equity in the form of redeemable non-controlling interests. Following the issuance of shares to the Investors, 91.7% of the outstanding shares of ACM Shanghai were owned by ACM, 3.8% were owned by the First Tranche Investors, and 4.5% were owned by the Second Tranche Investors.

In addition to the capital increase agreement with the Second Tranche Investors, ACM Shanghai entered into a supplemental agreement (a “Second Tranche Supplemental Agreement”) with each of the Second Tranche Investors. Under each Second Tranche Supplemental Agreement, if ACM Shanghai does not officially submit application documents for the Listing to the Shanghai Stock Exchange by December 31, 2022, each Second Tranche Investor will have the right to require that ACM Shanghai repurchase, and ACM Shanghai will have the right to require that each Second Tranche Investor sell to ACM Shanghai, such Second Tranche Investor’s ACM Shanghai shares for a price equal to the initial purchase price paid by the Second Tranche Investor, without interest. The Second Tranche Supplemental Agreements will be automatically terminated on the date when ACM Shanghai formally submits the Listing registration application document to the Shanghai Stock Exchange. Because the First Tranche Investors and the Second Tranche Investors have the right to require ACM Shanghai to repurchase their ownership interests in ACM Shanghai at a fixed purchase price, those ownership interests are classified as redeemable non-controlling interests under ASC 480 Distinguishing Liabilities From Equity. The Company has elected to apply the entire adjustment method (income classification) for subsequent measurement in accordance with ASC 480‑10-S99.

The components of the change in the redeemable non-controlling interests for the year ended December 31, 2019 are presented in the following table:

Balance at January 1, 2019	$-
Increase in redeemable non-controlling interests due to issuance of common stock
Tranche 1:	27,264
Tranche 2:	32,415
Net income attributable to redeemable non-controlling interests	564
Effect of foreign currency translation loss attributable to redeemable non-controlling interests	(81)
Balance at December 31, 2019	$60,162

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

Employee Awards

The following table summarizes the Company’s employee share option activities during the years ended December 31, 2018 and December 31, 2019:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term
Outstanding at December 31, 2017	2,045,616	$0.66	$2.46	7.57 years
Granted	745,700	1.52	8.12
Exercised	(151,650)	$0.53	$2.06
Expired	(4,622)	0.55	3.00
Forfeited	(131,639)	$0.97	$3.87
Outstanding at December 31, 2018	2,503,405	0.91	4.09	7.30 years
Granted	656,000	$6.29	$16.21
Exercised	(106,768)	0.60	2.09
Expired	(2,757)	$3.34	$8.16
Forfeited/cancelled	(55,817)	2.38	6.23
Outstanding at December 31, 2019	2,994,063	$2.59	$6.77	7.05 years
Vested and exercisable at December 31, 2019	1,773,048

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the underlying stock at each reporting date.

In addition to the above share option activities, as mentioned in Note 13, the purchase price paid by the Employee Entities for ACM Shanghai shares was at a discount of 20% from the purchase price paid by the other investors, and there was no vesting condition attached to the subscription. Accordingly, the Company determined the discount as stock based compensation expenses, which amounted to $949, of which $119, $111, $625 and $94 included in costs of revenues, sales and marketing expenses, research and development expenses and general and administrative expenses, respectively, during the year ended December 31, 2019.

During the years ended December 31, 2019 and 2018, ACM recognized employee stock-based compensation expense of $2,265 and $712, respectively. As of December 31, 2019 and 2018, $4,712 and $2,424, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 1.47 years and 1.62 years, respectively. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The fair value of each option granted to employee is estimated on the grant date using the Black-Scholes valuation model with the following assumptions.

	December 31,
	2019	2018
Fair value of common share(1)	$13.64-16.81	$5.31-13.85
Expected term in years(2)	6.25	6.25
Volatility(3)	39.91%-40.35%	39.14%-43.00%
Risk-free interest rate(4)	1.69%-2.46%	2.55%-2.96%
Expected dividend(5)	0%	0%

(1)	Common stock value was the close market value on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of ACM’s comparable companies in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the year ended December 31, 2018 and 2019:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	1,326,676	$0.78	2.52	7.54 years
Granted	-	-	-	-
Exercised	(114,302)	0.43	1.92	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2018	1,212,374	0.78	2.57	6.66 years
Granted	-	-	-	-
Exercised	(88,529)	0.45	1.06	-
Expired	-	-	-	-
Forfeited/cancelled	(22,232)	0.55	3.00	-
Outstanding at December 31, 2019	1,101,613	0.82	2.69	5.85 years
Vested and exercisable at December 31, 2019	1,024,017

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the estimated fair value of the underlying stock at each reporting date.

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

During the years ended December 31, 2019 and 2018, the Company recognized non-employee stock-based compensation expense of $1,307 and $2,651, respectively. As of December 31, 2019 and 2018, $406 and $1,713, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.23 years and 1.31 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

Stock options to acquire 22,232 shares of Class A common stock held by a director were canceled pursuant to the Equity Purchase Agreement (note 11) during the year ended December 31, 2019.

As of December 31, 2019, ACM had outstanding stock options to acquire an aggregate of 4,095,676 shares of Class A common stock with an intrinsic value of $52,300. Of those outstanding options, (a) 2,797,062 shares had vested as of December 31, 2019, representing an intrinsic value of $43,400 and (b) 1,298,614 shares were unvested, representing an intrinsic value of $8,900. As of December 31, 2018, ACM had outstanding stock options to acquire an aggregate of 3,715,779 shares of Class A common stock with an intrinsic value of $27,100. Of those outstanding options, (a) 2,273,880 shares had vested as of December 31, 2018, representing an intrinsic value of $20,000, and (b) 1,441,899 shares were unvested, representing an intrinsic value of $7,100.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 15 – INCOME TAXES

The following represent components of the income tax benefit (expense) for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018

Current:
U.S. federal	$		$-
U.S. state			-
Foreign		(3,176)	(1,149)
Total current tax expense		(3,176)	(1,149)
Deferred:
U.S. federal		3,728	-
U.S. state			-
Foreign		(34)	343
Total deferred tax benefit		3,694	343
Total income tax benefit (expense)		$518	$(806)

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2019 and 2018 are presented below:

	Year Ended December 31,
	2019	2018

Deferred tax assets:
Net operating loss carry forwards (offshore)	$216	$16
Net operating loss carry forwards (U.S.) and credit	3,218	4,105
Deferred revenue (offshore)	1,181	558
Accruals (U.S.)	15	11
Reserves and other (offshore)	426	1,080
Stock-based compensation (U.S.)	1,168	1,021
Property and equipment (U.S.)	3	1
Total gross deferred tax assets	6,227	6,792
Less: valuation allowance	(896)	(5,155)
Total deferred tax assets	5,331	1,637
Total deferred tax liabilities	-	-
Translation difference	-	-
Deferred tax assets, net	$5,331	$1,637

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, a partial valuation allowance has been established against some net deferred tax assets as of December 31, 2019 and 2018, based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given its historical losses and the uncertainty with respect to its ability to generate sufficient profits from its business model from all tax jurisdictions. In order to fully realize the U.S. deferred tax assets, the Company must generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code. The valuation allowance for the United States decreased by $4,465 for the year ended December 31, 2019 and decreased by $278 for the year ended December 31, 2018. The reduction of the U.S. valuation allowance resulted in a one-time tax benefit of $4,033 for the year ended December 31, 2019. The valuation allowance in China increased by $207 and increased by $2 during the years ended December 31, 2019 and 2018, respectively.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company did not have any significant temporary differences relating to deferred tax liabilities as of December 31, 2019 or 2018.

As of December 31, 2019 and 2018, the Company had net operating loss carry-forwards of $12,158 and $15,867 for U.S federal purposes, $634 and $714 for U.S. state purposes and $66 for Chinese income tax purposes, respectively. Such losses are set to start expiring in 2023, 2032, and 2019 for U.S. federal, U.S. state and Chinese income tax purposes, respectively.

As of December 31, 2019 and 2018, the Company had research credit carry-forwards of respectively, $479 and $606 for U.S. federal purposes, and $377 and $377 for U.S. state purposes. Such credits are set to expire in 2025 for U.S. federal carry-forwards. There is no expiration date for U.S. state carry-forwards.

A limitation applies to the use of the U.S. net operating loss and credit carry-forwards, under provisions of the U.S. Internal Revenue Code that would be applicable if ACM experiences an “ownership change,” as defined in IRC Section 382. ACM conducted an analysis of its stock ownership under Internal Revenue Code Section 382 and $12 of the net operating loss carryforwards are subject to annual limitation as a result of the ownership change in 2017. The net operating loss carryforwards are not expected to expire before utilization.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15%-25% for Chinese income tax purpose due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services. Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes at a rate of 25% except for ACM Shanghai. According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise,” it is entitled to a preferential income tax rate of 15%. ACM Shanghai obtained the certificate of “advanced and new technology enterprise” in 2012, in 2016 and again in 2018 with an effective period of three years, and the provision for PRC corporate income tax for ACM Shanghai is calculated by applying the income tax rate of 15% for the years ended December 31, 2019 and 2018.

Income tax expense for the years ended December 31, 2019 and 2018 differed from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income (loss) as a result of the following:

	Year Ended December 31,
	2019	2018

Effective tax rate reconciliation:
Income tax provision at statutory rate	21.00%	21.00%
Foreign rate differential	(12.26)	(20.88)
Other permanent difference	8.71	15.59
Change in valuation allowance	(20.19)	(4.78)
Total income tax expense (benefit)	(2.74%)	10.93%

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2019 and 2018, are as follows:

	Year Ended December 31,
	2019	2018

Beginning balance	$44	$44
Increase/ (decrease) of unecognized tax benefits taken in prior years	-	-
Increase/ (decrease) of unecognized tax benefits related to current year	-	-
Increase/ (decrease) of unrecognized tax benefits related to settlements	-	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	-	-
Ending balance	$44	$44

The Company is subject to taxation in the United States, California and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 2009 through December 31, 2019. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company had $44 of unrecognized tax benefits as of December 31, 2019 and 2018.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had $44 of accrued penalties and $44 of accrued penalties related to uncertain tax positions, none of which has been recognized in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2019 and 2018. There were no ongoing examinations by taxing authorities as of December 31, 2019 and 2018.

The Company intends to indefinitely reinvest the PRC earnings outside of the U.S. as of December 31, 2019 and 2018. Thus, deferred taxes are not provided in the U.S. for unremitted earnings in the PRC.

NOTE 16 – SEGMENT INFORMATION

The Company is engaged in the developing, manufacture and sale of single-wafer wet cleaning equipment, which have been organized as one reporting segment as they have substantially similar nature and economic characteristics. The Company’s principal operating decision maker, the Chief Executive Officer, receives and reviews the results of the operations for all major type of equipment as a whole when making decisions about allocating resources and assessing performance of the Company. In accordance with FASB ASC 280-10, the Company is not required to report the segment information.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 8 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of December 31, 2019, the Company had $431 of open capital commitments.

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter.

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2019 and 2018. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

As of December 31, 2019, the Company did not have any legal proceedings.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 18 – SUBSEQUENT EVENTS

The outbreak of COVID‑19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. COVID‑19 originated in Wuhan, China, in December 2019, and a series of emergency quarantine measures taken by the PRC government disrupted domestic business activities in the PRC during the weeks after the initial outbreak of COVID‑19. Since that time, an increasing number of countries, including the United States, have imposed restrictions on travel to and from the PRC and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID‑19. The situation continues to develop rapidly, however, and it is impossible to predict the effect and ultimate impact of the COVID‑19 outbreak on the Company’s business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID‑19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The COVID‑19 outbreak could evolve into a worldwide health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition.

NOTE 19 – RESTRICTED NET ASSETS

In accordance with the PRC’s Foreign Enterprise Law, ACM Shanghai and ACM Wuxi are required to make contributions to a statutory surplus reserve (note 2).

As a result of PRC laws and regulations that require annual appropriations of 10% of net after-tax profits to be set aside prior to payment of dividends as a general reserve fund or statutory surplus fund, ACM Shanghai is restricted in its ability to transfer a portion of its net assets to ACM (including any assets received as distributions from ACM Wuxi). Amounts restricted included paid-in capital and statutory reserve funds, as determined pursuant to PRC accounting standards and regulations, were $113,168 and $32,076 as of December 31, 2019 and 2018.

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

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

ACM did not have significant capital or other commitments, long-term obligations, or guarantees as of December 31, 2019 and 2018.

The following represents condensed unconsolidated financial information of ACM only as of and for the years ended December 31, 2019 and 2018:

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

CONDENSED BALANCE SHEET

	December 31,
	2019	2018
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$27,733	$13,161
Accounts Receivable	-	983
Inventory	444	720
Due from intercompany	4,542	14,494
Other receivable	5	175
Total current assets	32,724	29,533
Investment in unconsolidated subsidiaries	68,527	26,861
Total assets	101,251	56,394

Liabilities and Stockholders’ Equity
Accounts payable	1,138	2,818
Other payable	589	58
Income taxes payable	3,129	1,193
Total liabilities	4,856	4,069
Total stockholders’ equity	96,395	52,325
Total liabilities and stockholders’ equity	$101,251	$56,394

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2019	2018
	(in thousands)
Revenue	$10,683	$25,506
Cost of revenue	(10,036)	(23,927)
Gross profit	647	1,579
Operating expenses:
Sales and marketing expenses	(490)	(301)
General and administrative expenses	(3,639)	(5,083)
Research and development expenses	(476)	(255)
Loss from operations	(3,958)	(4,060)
Equity in earnings of unconsolidated subsidiaries	22,510	10,360
Interest income, net	231	166
Interest expense, net	(67)	-
Non-operating income (expense), net	178	108
Income before income taxes	18,894	6,574
Income tax expense	-	-
Net income	$18,894	$6,574

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(7,957)	$(1,189)
Net cash provided by investing activities	-	946
Net cash provided by financing activities	23,347	3,510
Net increase in cash and cash equivalents	15,390	3,267
Cash and cash equivalents, beginning of year	13,161	10,874
Effect of exchange rate changes on cash and cash equivalents	(818)	(980)
Cash and cash equivalents, end of year	$27,733	$13,161

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of December 31, 2019. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The effectiveness of the disclosure controls and procedures is also necessarily limited by the staff and other resources available to management and the geographic diversity of our company’s operations.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for “emerging growth companies.”

Changes in Internal Control over Financial Reporting and Remediation Efforts

No changes were identified to our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements” above and “Exhibit Index” below.

(b)	Exhibits.

Exhibit No.	Description

3.01	Restated Certificate of Incorporation of ACM Research, Inc.
3.02	Restated Bylaws of ACM Research, Inc.
4.01	Senior Secured Promissory Note dated March 30, 2018 issued by Shengxin (Shanghai) Management Consulting Limited Partnership to ACM Research (Shanghai), Inc.
4.02	Intercompany Promissory Note dated March 30, 2018 issued by ACM Research (Shanghai), Inc. to ACM Research, Inc.
4.03	Warrant Exercise Agreement dated March 30, 2018 by and among ACM Research, Inc., ACM Research (Shanghai), Inc., and Shengxin (Shanghai) Management Consulting Limited Partnership
10.01(a)	Lease dated March 22, 2017 between ACM Research, Inc. and D&J Construction, Inc.
10.01(b)	Lease Amendment dated February 28, 2018 between ACM Research, Inc. and D&J Construction, Inc.
10.01(c)	Lease Amendment dated February 4, 2019 between ACM Research, Inc. and D&J Construction, Inc.
10.02	Lease Agreement dated April 26, 2018 between ACM Research (Shanghai), Inc. and Shanghai Zhangjiang Group Co., Ltd.
10.03	Lease Agreement dated January 18, 2018 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd.
10.04	Securities Purchase Agreement dated March 14, 2017 by and among ACM Research, Inc., Shengxin (Shanghai) Management Consulting Limited Partnership and ACM Research (Shanghai), Inc.
10.05	Securities Purchase Agreement dated March 23, 2017 between ACM Research, Inc. and Shanghai Science and Technology Venture Capital Co., Ltd., as amended
10.06	Securities Purchase Agreement dated August 31, 2017 by and among ACM Research, Inc., Shanghai Pudong High-Tech Investment Co., Ltd. and Pudong Science and Technology (Cayman) Co., Ltd.
10.07	Securities Purchase Agreement dated August 31, 2017 by and among ACM Research, Inc., Shanghai Zhangjiang Science & Technology Venture Capital Co., Ltd. and Zhangjiang AJ Company Limited
10.08	Ordinary Share Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi
10.09	Class A Common Stock Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi
10.10	Form of Second Amended and Restated Registration Rights Agreement to be entered into between ACM Research, Inc. and certain of its stockholders
10.11	Stock Purchase Agreement, dated October 11, 2017, by and among ACM Research, Inc., Xunxin (Shanghai) Capital Co., Limited, Xinxin (Hongkong) Capital Co., Limited and David H. Wang
10.12	Stock Purchase Agreement, dated October 16, 2017, by and between ACM Research, Inc. and Victorious Way Limited
10.13	Nomination and Voting Agreement, dated October 11, 2017, by and among Xinxin (Hongkong) Capital Co., Limited, ACM Research, Inc., David H. Wang, and the individuals named therein
10.14	Voting Agreement, dated March 23, 2017, by and among Shanghai Technology Venture Capital Co., Ltd. (also known as Shanghai Science and Technology Venture Capital Co., Ltd.) and ACM Research, Inc.
10.15	Form of Capital Increase Agreement between ACM Research, Inc. and certain investors
10.15(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.15 hereto
10.16	Form of Agreement between ACM Research, Inc. and certain Investors

10.16(a)	Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.16 hereto
10.17	Equity Purchase Agreement dated August 4, 2019 between ACM Research, Inc. and certain of its directors and executive officers and an officer affiliate
10.18	Underwriting Agreement dated August 14, 2019 between ACM Research, Inc. and Stifel, Nicolaus & Company, Incorporated as Representative of the several Underwriters
10.19
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

10.20+	2016 Omnibus Incentive Plan of ACM Research, Inc.
10.20(a)+	Form of Incentive Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.20(b)+	Form of Non-qualified Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.20(c)+	Form of Restricted Stock Unit Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.21+	Form of Nonstatutory Stock Option Agreement of ACM Research, Inc.
10.22+	1998 Stock Option Plan of ACM Research, Inc.
10.22(a)+	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan
10.22(b)+	Form of Non-statutory Stock Option Agreement under 1998 Stock Option Plan
10.23	Form of Indemnification Agreement entered into between ACM Research, Inc. and certain of its directors and officers
10.24+	Advisory Board Agreement dated May 1, 2016 by and between ACM Research, Inc. and Chenming Hu
10.29	Line of Credit Agreement dated February 25, 2019 between ACM Research (Shanghai), Inc. and Bank of Shanghai Pudong Branch
10.30	Line of Credit Agreement dated February 19, 2019 between ACM Research (Shanghai), Inc. and Shanghai Rural Commercial Bank
10.31	Line of Credit Agreement dated January 24, 2019 between ACM Research (Shanghai), Inc. and Bank of Communications Shanghai Zhangjiang Branch
10.32	Line of Credit Agreement dated January 24, 2019 between ACM Research (Shanghai), Inc. and Bank of Communications Shanghai Zhangjiang Branch
10.33	Line of Credit Agreement dated February 19, 2019 between ACM Research (Shanghai), Inc. and Bank of Communications Shanghai Zhangjiang Branch
10.34	Line of Credit Agreement dated January 30, 2019 between ACM Research (Shanghai), Inc. and China Everbright Branch
10.35+	Letter agreement dated June 12, 2019 between ACM Research, Inc. and Mark McKechnie
21.01	List of Subsidiaries of ACM Research, Inc.
23.01	Consent of BDO China Shu Lan Pan Certified Public Accountants LLP
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 24, 2020.

ACM RESEARCH, INC.

By:	/s/ David H. Wang
David H. Wang
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated as of March 24, 2020:

Signature	Title

/s/ David H. Wang
David H. Wang	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Mark A. McKechnie
Mark A. McKechnie	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ Haiping Dun
Haiping Dun	Director

/s/ Chenming Hu
Chenming Hu	Director

/s/ Tracy Liu
Tracy Liu	Director

Yinan Xiang	Director

Zhengfan Yang	Director