Form 10-Q
period 2020-03-31
ACM Research, Inc.
filed 2020-05-08
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	16,327,346 shares outstanding as of May 04, 2020
Class B Common Stock, $0.0001 par value	1,852,608 shares outstanding as of May 04, 2020

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

The information included in this report under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc., or Gartner, in “Forecast: Semiconductor Wafer Fab Manufacturing Equipment (Including Wafer-Level Packaging), Worldwide, 4Q19 Update” (December 2019), or the Gartner Report. The Gartner Report represents research opinions or viewpoints that are published, as part of a syndicated subscription service, by Gartner and are not representations of fact. The Gartner Report speaks as of its original publication date (and not as of the date of this report), and the opinions expressed in the Gartner Report are subject to change without notice. While we are not aware of any misstatements regarding any of the data presented from the Gartner Report, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.

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

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$52,283	$58,261
Restricted cash	58,726	59,598
Accounts receivable, less allowance for doubtful accounts of $0 as of March 31, 2020 and $0 as of December 31, 2019 (note 3)	37,260	31,091
Other receivables	3,236	2,603
Inventories (note 4)	44,987	44,796
Prepaid expenses	1,985	2,047
Total current assets	198,477	198,396
Property, plant and equipment, net (note 5)	3,495	3,619
Operating lease right-of-use assets, net (note 8)	3,547	3,887
Intangible assets, net	307	344
Deferred tax assets (note 15)	5,212	5,331
Long-term investments (note 10)	6,015	5,934
Other long-term assets	155	192
Total assets	217,208	217,703
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	3,892	13,753
Accounts payable	18,616	13,262
Advances from customers	9,236	9,129
Income taxes payable	3,347	3,129
Other payables and accrued expenses (note 7)	14,331	12,874
Current portion of operating lease liability (note 8)	1,345	1,355
Total current liabilities	50,767	53,502
Long-term operating lease liability (note 8)	2,202	2,532
Other long-term liabilities (note 9)	5,830	4,186
Total liabilities	58,799	60,220
Commitments and contingencies (note 17)
Redeemable non-controlling interests (note 13)	59,467	60,162
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 50,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 16,317,346 shares issued and outstanding as of March 31, 2020 and 16,182,151 shares issued and outstanding as of December 31, 2019 (note 12)	2	2
Common stock–Class B, par value $0.0001: 2,409,738 shares authorized as of March 31, 2020 and December 31, 2019; 1,862,608 shares issued and outstanding as of March 31, 2020 and December 31, 2019 (note 12)	-	-
Additional paid in capital	84,351	83,487
Accumulated surplus	17,212	15,507
Accumulated other comprehensive loss	(2,623)	(1,675)
Total stockholders’ equity	98,942	97,321
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$217,208	$217,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$24,348	$20,479
Cost of revenue	14,120	11,653
Gross profit	10,228	8,826
Operating expenses:
Sales and marketing	3,005	1,869
Research and development	3,677	2,765
General and administrative	2,328	1,941
Total operating expenses, net	9,010	6,575
Income from operations	1,218	2,251
Interest income	335	9
Interest expense	(111)	(139)
Other income (expense), net	677	(261)
Equity income in net income of affiliates	148	116
Income before income taxes	2,267	1,976
Income tax expense (note 15)	(304)	(119)
Net income	1,963	1,857
Less: Net income attributable to redeemable non-controlling interests	258	-
Net income attributable to ACM Research, Inc.	$1,705	$1,857
Comprehensive income:
Net income	1,963	1,857
Foreign currency translation adjustment	(1,900)	657
Comprehensive Income	63	2,514
Less: Comprehensive income attributable to redeemable non-controlling interests	(694)	-
Comprehensive income attributable to ACM Research, Inc.	$757	$2,514

Net income attributable to ACM Research, Inc. per common share (note 2):
Basic	$0.09	$0.12
Diluted	$0.08	$0.10

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	18,120,363	16,044,655
Diluted	21,066,636	18,225,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2020 and 2019
 (In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2019	16,182,151	$2	1,862,608	$-	$83,487	$15,507	$(1,675)	$97,321
Net income attributable to ACM Research, Inc.	-	-	-	-	-	1,705	-	1,705
Foreign currency translation adjustment	-	-	-	-	-	-	(948)	(948)
Exercise of stock options	70,478	-	-	-	175	-	-	175
Stock-based compensation	-	-	-	-	689	-	-	689
Exercise of stock warrants	64,717	-	-	-		-	-	-
Balance at March 31, 2020	16,317,346	$2	1,862,608	$-	$84,351	$17,212	$(2,623)	$98,942

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	14,110,315	$1	1,898,423	$-	$56,567	$(3,387)	$(857)	$52,324
Net income attributable to ACM Research, Inc.	-	-	-	-	-	1,857	-	1,857
Foreign currency translation adjustment	-	-	-	-	-	-	657	657
Exercise of stock options	66,375	-	-	-	60	-	-	60
Stock-based compensation	-	-	-	-	744	-	-	744
Balance at March 31, 2019	14,176,690	$1	1,898,423	-	$57,371	$(1,530)	$(200)	$55,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,963	$1,857
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	212	191
Equity income in net income of affiliates	(148)	(116)
Deferred income taxes	35	-
Stock-based compensation	689	744
Net changes in operating assets and liabilities:		-
Accounts receivable	(6,902)	99
Other receivables	(683)	669
Inventory	(931)	(2,759)
Prepaid expenses	(11)	190
Other long-term assets	36	-
Accounts payable	5,617	(3,757)
Advances from customers	195	45
Income tax payable	263	15
Other payables and accrued expenses	1,779	1,013
Other long-term liabilities	1,715	(1,373)
Net cash provided by (used in) operating activities	3,829	(3,182)

Cash flows from investing activities:
Purchase of property and equipment	(118)	(115)
Purchase of intangible assets	-	(1)
Net cash used in investing activities	(118)	(116)

Cash flows from financing activities:
Proceeds from short-term borrowings	2,681	8,285
Repayments of short-term borrowings	(12,415)	(5,084)
Proceeds from stock option exercise to common stock	175	60
Net cash provided by (used in) financing activities	(9,559)	3,261

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,002)	$280
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,850)	$243

Cash, cash equivalents and restricted cash at beginning of period	117,859	27,124
Cash, cash equivalents and restricted cash at end of period	$111,009	$27,367

Supplemental disclosure of cash flow information:
Interest paid	$111	$139

Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Cash and cash equivalents	52,283	27,367
Restricted cash	58,726	-
Cash, cash equivalents and restricted cash	$111,009	$27,367
Non-cash financing activities:
Warrant conversion to common stock	$399	$-

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

In March 2019 ACM Shanghai formed a wholly owned subsidiary in the PRC, Shengwei Research (Shanghai), Inc., to manage activities related to addition of future long-term production capacity.  The subsidiary was formed with registered capital of RMB 5,000 ($727).  As of March 31, 2020, $142 had been injected into this subsidiary.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

In June 2019 Cleanchip formed a wholly owned subsidiary in California, ACM Research (CA), Inc.(“ACM California”), to provide procurement services on behalf of ACM Shanghai.

In June 2019 ACM announced plans to complete over the next three years a listing (the “Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “STAR IPO”) of ACM Shanghai shares in the PRC. ACM Shanghai is currently ACM’s primary operating subsidiary, and at the time of announcement, was wholly owned by ACM. As an initial step in qualifying for the Listing and STAR IPO, in June 2019 ACM Shanghai entered into agreements with seven investors (the “First Tranche Investors”), pursuant to which the First Tranche Investors agreed to pay a purchase price totaling RMB 187,900 (equivalent to $27,300) to ACM Shanghai for shares representing 4.2% of the then-outstanding ACM Shanghai shares. In November 2019 ACM Shanghai entered into agreements with eight PRC-based investment firms (the “Second Tranche Investors”), pursuant to which the Second Tranche Investors agreed to acquire shares of ACM Shanghai for an aggregate of RMB 228,200 (equivalent to $32,400) for the same purchase price per share paid by the First Tranche Investors. Following the issuance of shares to the Second Tranche Investors, 91.7% of the outstanding shares of ACM Shanghai were owned by ACM, 3.8% were owned by the First Tranche Investors, and 4.5% were owned by the Second Tranche Investors. Because the First Tranche Investors and the Second Tranche Investors have the right to require ACM Shanghai to repurchase their ownership interests in ACM Shanghai at a fixed purchase price, those ownership interests are classified as redeemable non-controlling interests.

In preparation for the STAR IPO, ACM completed a reorganization in December 2019 that included the sale of all of the shares of Cleanchip by ACM to ACM Shanghai for $3,500. The reorganization and sale had no impact on ACM’s consolidated financial statements.

The Company has direct or indirect interests in the following subsidiaries:

		Effective interest held as at
Name of subsidiaries	Place and date of incorporation	March 31, 2020	December 31, 2019
ACM Research (Shanghai), Inc.	China, May 2006	91.7%	91.7%
ACM Research (Wuxi), Inc.	China, July 2011	91.7%	91.7%
CleanChip Technologies Limited	Hong Kong, June 2017	91.7%	91.7%
ACM Research Korea CO., LTD.	Korea, December 2017	91.7%	91.7%
Shangwei Research (Shanghai), Inc.	China, March 2019	91.7%	91.7%
ACM Research (CA), Inc.	USA, June 2019	91.7%	91.7%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the accounts of ACM and its subsidiaries including ACM Shanghai and its subsidiaries, which include ACM Wuxi, ACM Shengwei, and CleanChip (the subsidiaries of which include ACM California and ACM Korea). ACM’s subsidiaries are those entities in which ACM, directly and indirectly, controls more than one half of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements herein. The unaudited condensed consolidated financial statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2019 included in ACM’s Annual Report on Form 10-K for the year ended December 31, 2019.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any future period.

COVID-19 Assessment

The outbreak of COVID‑19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. COVID‑19 originated in Wuhan, China, in December 2019, and a series of emergency quarantine measures taken by the PRC government disrupted domestic business activities in the PRC during the weeks after the initial outbreak of COVID‑19. Since that time, an increasing number of countries, including the United States, have imposed restrictions on travel to and from the PRC and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID‑19. The situation continues to develop rapidly, however, and it is impossible to predict the effect and ultimate impact of the COVID‑19 outbreak on the Company’s business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID‑19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The COVID‑19 outbreak has been declared a worldwide health pandemic that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition.

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

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$1,963	$1,857
Net income attributable to redeemable non-controlling interest	258	-
Net income available to common stockholders, basic and diluted	$1,705	$1,857

Weighted average shares outstanding, basic	18,120,363	16,044,655
Effect of dilutive securities	2,946,273	2,180,662
Weighted average shares outstanding, diluted	21,066,636	18,225,317

Net income per common share:
Basic	$0.09	$0.12
Diluted	$0.08	$0.10

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three months ended March 31, 2020 and 2019, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities that could share in ACM’s earnings. ACM’s potential dilutive securities consist of warrants and stock options for the three months ended March 31, 2020 and 2019.

Concentration of Credit Risk

The Company is potentially subject to concentrations of credit risks in its accounts receivable. For the three months ended March 31, 2020 and 2019, the Company’s three largest customers for the period accounted for 97.4% and 62.7% of revenue.  As of March 31, 2020 and December 31, 2019 the Company’s three largest customers accounted for 76.1% and 67.7% respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculate for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year, with early adoption permitted. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. In October 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for public filers that are considered small reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is a smaller reporting company, implementation is not needed until January 1, 2023. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems, and expects the standard will have a minor impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is evaluating the impact of the adoption of ASU 2019-12, but does not expect it to have a material impact on income taxes as reported in its consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

At March 31, 2020 and December 31, 2019, accounts receivable consisted of the following:

	March 31, 2020	December 31, 2019
Accounts receivable	$37,260	$31,091
Less: Allowance for doubtful accounts	-	-
Total	$37,260	$31,091

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at March 31, 2020 or December 31, 2019. At March 31, 2020 and December 31, 2019, accounts receivable of $0 and $1,433, respectively, were pledged as collateral for borrowings from financial institutions.

NOTE 4 – INVENTORIES

At March 31, 2020 and December 31, 2019, inventory consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$15,796	$15,105
Work in process	17,622	10,407
Finished goods	11,569	19,284
Total inventory	$44,987	$44,796

System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Manufacturing equipment	$3,883	$3,902
Office equipment	685	627
Transportation equipment	170	124
Leasehold improvement	1,425	1,442
Total cost	6,163	6,095
Less: Total accumulated depreciation	(3,266)	(3,077)
Construction in progress	598	601
Total property, plant and equipment, net	$3,495	$3,619

Depreciation expense was $185 and $175 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 – SHORT-TERM BORROWINGS

At March 31, 2020 and December 31, 2019, short-term borrowings consisted of the following:

	March 31, 2020	December 31, 2019
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on January 23, 2020 with an annual interest rate of 5.22%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited.It was fully repaid on January 23, 2020.	-	5,057
Line of credit up to RMB 20,000 from Shanghai Rural Commercial Bank, due on February 21, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and pledged by accounts receivable.It was fully repaid on February 21, 2020.	-	1,433
Line of credit up to RMB 20,000 from Bank of Communications, due on January 18, 2020 with an annual interest rate of 5.66% and fully repaid on January 19, 2020.	-	1,433
Line of credit up to RMB 20,000 from Bank of Communications, due on January 22, 2020 with an annual interest rate of 5.66% and fully repaid on January 22, 2020.	-	717
Line of credit up to RMB 20,000 from Bank of Communications, due on February 14, 2020 with an annual interest rate of 5.66% and fully repaid on February 14, 2020.	-	717
Line of credit up to RMB 50,000 from China Everbright Bank, due on March 25, 2020 with an annual interest rate of 4.94%, guaranteed by the Company’s CEO and fully repaid on March 24, 2020.	-	3,250
Line of credit up to RMB 50,000 from China Everbright Bank, due on April 17, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO.	1,129	1,146
Line of credit up to RMB 50,000 from China Everbright Bank, due on August 24, 2020 with an annual interest rate of 5.22%, guaranteed by the Company’s CEO.	2,681
Line of credit up to KRW 500,000 from Industrial Bank of Korea (IBK), due on July 11, 2020 with an annual interest rate of 4.17%, guaranteed by the ACM-KOREA CEO.	82
Total	$3,892	$13,753

Interest expense related to short-term borrowings amounted to $111 and $139 for the three months ended March 31, 2020 and 2019 respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At March 31, 2020 and December 31, 2019, other payable and accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
Accrued commissions	$4,593	$4,082
Accrued warranty	3,092	2,811
Accrued payroll	2,775	2,092
Accrued professional fees	403	165
Accrued machine testing fees	1,424	1,456
Others	2,044	2,268
Total	$14,331	$12,874

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$377	$437
Short-term lease cost	50	18
Lease cost	$427	$455

Supplemental cash flow information related to operating leases was as follows for the period ended March 31, 2020 and 2019 respectively:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$427	$455

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Maturities of lease liabilities for all operating leases were as follows as of March 31, 2020:

December 31,
2020	$1,128
2021	1,488
2022	1,495
2023	53
2024	13
Total lease payments	4,177
Less: Interest	(630)
Present value of lease liabilities	$3,547

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of March 31, 2020:

	March 31, 2020	December 31, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.80	3.02
Weighted average discount rate	5.43%	5.43%

NOTE 9 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent subsidies received from several governmental authorities, including China’s Ministry of Science and Technology, the Shanghai Municipal Commission of Economy and Information, and the Shanghai Science and Technology Committee, for development and commercialization of certain technology but not yet recognized. As of March 31, 2020, and December 31, 2019, other long-term liabilities consisted of the following unearned government subsidies:

	March 31, 2020	December 31, 2019
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,191	$1,251
Subsidies to Electro Copper Plating project, commenced in 2014	2,445	2,666
Subsidies to Polytetrafluoroethylene, commenced in 2018	123	135
Subsidies to Tahoe-Single Bench Clean,commenced in 2020	1,910	-
Other	161	134
Total	$5,830	$4,186

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

On June 27, 2019, ACM Shanghai and Shengyi Semiconductor Technology Co., Ltd. (“Shengyi”), a company based in Wuxi, China that is one of the Company’s components suppliers, entered into an agreement pursuant to which Shengyi issued to ACM Shanghai shares representing 15% of Shengyi’s post-closing equity for a purchase price of $109. The investment in Shengyi is accounted for under the equity method.

On September 5, 2019, ACM Shanghai, entered into a Partnership Agreement with six other investors, as limited partners, and Beijing Shixi Qingliu Investment Co., Ltd., as general partner and manager, with respect to the formation of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) (“Hefei Shixi”), a Chinese limited partnership based in Hefei, China. Pursuant to such Partnership Agreement, on September 30, 2019, ACM Shanghai invested $4,200, which represented 10% of the Partnership’s total subscribed capital.  The investment in Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) is accounted for under the equity method.

	March 31, 2020	December 31, 2019
Ninebell	$1,694	$1,538
Shengyi	109	107
Hefei Shixi	4,212	4,289
Total	$6,015	$5,934

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

NOTE 11– RELATED PARTY BALANCES AND TRANSACTIONS

	Three months ended March 31
Purchase of materials	2020	2019
Ninebell	$2,153	$2,320
Shengyi	58	-
Total	$2,211	$2,320

Prepaid expenses	March 31, 2020	December 31, 2019
Ninebell	$648	$348

Accounts payable	March 31, 2020	December 31, 2019
Ninebell	$2,604	$727
Shengyi	189	488
Total	$2,793	$1,215

On December 9, 2016, Shengxin (Shanghai) Management Consulting Limited Partnership (“SMC”), a PRC limited partnership owned by employees of ACM Shanghai, including Jian Wang, the Chief Executive Officer and President of ACM Shanghai and the brother of David H. Wang (a related party), delivered RMB 20,124 ($2,981 as of the close of business on such date) in cash (the “SMC Investment”) to ACM Shanghai for potential investment pursuant to terms to be subsequently negotiated. On March 14, 2017, ACM, ACM Shanghai and SMC entered into a securities purchase agreement (the “SMC Agreement”) pursuant to which, in exchange for the SMC Investment, (a) ACM issued to SMC a warrant (the “SMC Warrant”) exercisable, for cash or on a cashless basis, to purchase, at any time on or before May 17, 2023, all, but not less than all, of 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $2,981 and (b) ACM Shanghai agreed to repay the SMC Investment within 60 days after exercise of the SMC Warrant. On March 30, 2018, SMC exercised the SMC Warrant in full and purchased 397,502 shares of Class A common stock (note 12). SMC borrowed the funds to pay the SMC Warrant exercise price pursuant to a senior secured promissory note in the principal amount of $2,981 issued to the Company (the “SMC Note”). The note bears interest at a rate of 3.01% per annum and matures on August 17, 2023 and is secured by a pledge of the shares issued upon exercise of the SMC Warrant. As described in the following paragraph, in the third quarter of 2019 ACM repurchased a total of 154,821 of the SMC Warrant shares from SMC at a per share price of $13.195, of which (a) $1,161 was applied to reduce SMC’s obligations to ACM Shanghai under the SMC Note and the remaining $882 was paid to SMC. In a separate transaction in August, 2019, ACM Shanghai repaid $1,161 of the SMC Investment in cash.

On August 14, 2019, ACM entered into an equity purchase agreement under which it agreed to repurchase, at a price per share of $13.195 (the net proceeds per share ACM received in a public offering of Class A common stock, as described in note 12), shares of Class A common stock from certain directors, employees and SMC upon the exercise of the underwriters’ over-allotment option in connection with the public offering in August 2019. The total consideration to the directors, employees and SMC, in exchange for their surrender of an aggregate of 214,286 shares of Class A common stock and cancellation of options to acquire 53,571 shares of Class A common stock amounted to a total of $3,403, which was based at a price of $13.195 per share equal to the net proceeds per share ACM received from the over-allotment option in connection with the offering.

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

During the three months ended March 31, 2020 and 2019, ACM issued 70,478 and 66,375 shares of Class A common stock upon option exercises by employees and non-employees, respectively.  During the three months ended March 31, 2020, ACM issued 64,717 shares of Class A common stock upon a cashless warrant exercise by a non-employee.

There were issued and outstanding 16,317,346 shares of Class A common stock and 1,862,608 shares of Class B common stock at March 31, 2020,  and 16,182,151 shares of Class A common stock and 1,862,608 shares of Class B common stock at December 31, 2019.

NOTE 13 – REDEEMABLE NON-CONTROLLING INTERESTS

The components of the change in the redeemable non-controlling interests for the three months ended March 31, 2020 are presented in the following table:

Balance at December 31, 2019	$60,162
Net income attributable to redeemable non-controlling interests	258
Effect of foreign currency translation loss attributable to redeemable non-controlling interests	(953)
Balance at March 31, 2020	$59,467

NOTE 14– STOCK-BASED COMPENSATION

ACM’s stock-based compensation consists of employee and non-employee awards issued under the 1998 Stock Option Plan, the 2016 Omnibus Incentive Plan and as standalone options. In January 2020, ACM Shanghai, adopted a 2019 Stock Option Incentive Plan (the “Subsidiary Stock Option Plan”) which provides for, among other incentives, the granting to officers, directors, employees of ACM Shanghai options to purchase shares in ACM Shanghai’s common stock. The fair value of the stock options granted is estimated at the date of grant using the Black-Scholes option pricing model using assumptions generally consistent with those used for Company stock options. Because ACM Shanghai is not publicly traded, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to ACM Shanghai.

The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Stock-Based Compensation Expense:
Cost of revenue	$45	$30
Sales and marketing expense	94	34
Research and development expense	187	86
General and administrative expense	363	594
	$689	$744

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense by type:
Employee stock purchase plan	$431	$221
Non-employee stock purchase plan	172	523
Subsidiary option grants	86	-
	$689	$744

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Employee Awards

The following table summarizes the Company’s employee share option activities during the three months ended March 31, 2020:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term
Outstanding at December 31, 2019	2,994,063	$2.59	$6.77	7.05 years
Granted	20,000	9.11	22.95
Exercised	(26,032)	1.31	3.60
Expired	-	-	-
Forfeited/cancelled	(22,000)	6.46	16.74
Outstanding at March 31, 2020	2,966,031	$2.61	$6.83	6.81 years
Vested and exercisable at March 31, 2020	1,859,052

During the three months ended March 31, 2020 and 2019, the Company recognized employee stock-based compensation expense $431 and $221, respectively. As of March 31, 2020 and December 31, 2019, $4,317 and $4,712, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 1.29 years and 1.47 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

Non-employee Awards

The following table summarizes the Company’s non-employee stock option activities during the three months ended March 31, 2020:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	1,101,613	$0.82	$2.69	5.85 years
Granted	20,000	10.29	25.60
Exercised	(44,446)	0.44	1.82
Expired	-
Forfeited/cancelled	-
Outstanding at March 31, 2020	1,077,167	$1.01	$3.15	5.75 years
Vested and exercisable at March 31, 2020	1,007,076

During the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $172 and $523, respectively, related to share option grants. As of March 31, 2020 and December 31, 2019, $419 and $406, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.22 years and 0.23 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

Subsidiary Option Grants

The following table summarizes the ACM Shanghai employee stock option activities during the three months ended March 31, 2020:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term
Outstanding at December 31, 2019	-	$-	$-	-
Granted	5,869,808	0.22	1.87
Exercised	-	-	-
Expired	-	-	-
Forfeited/cancelled	(192,308)	0.23	1.87
Outstanding at March 31, 2020	5,677,500	$0.22	$1.87	4.26 years
Vested and exercisable at March 31, 2020	-

During the three months ended March 31, 2020, the Company recognized stock-based compensation expense of $86 related to stock option grants of ACM Shanghai. As of March 31, 2020 $1,106 of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 3.26 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

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

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Prior to September 30, 2019, the Company had recorded a valuation allowance for the full amount of net deferred tax assets in the United States, as the realization of deferred tax assets was uncertain.  Since September 30, 2019, the Company has not maintained a valuation allowance except for a partial valuation allowance on certain U.S. deferred tax assets.  In order to recognize the remaining U.S. deferred tax assets that continue to be subject to a valuation allowance, the Company will need to generate sufficient U.S. taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

ACM Shanghai has shown a three-year historical cumulative profit and has projections of future income. As a result, the Company maintained a partial consolidated valuation allowance for the three months ended March 31, 2020.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a more likely than not threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax expense of $304 and $119 during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company’s total unrecognized tax benefits were $44, which would not affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the three months ended March 31, 2020.

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

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Current:
U.S. federal	$(10)	$-
U.S. state	-	-
Foreign	(257)	-
Total current tax expense	(267)	-
Deferred:
U.S. federal	(28)	-
U.S. state	-	-
Foreign	(9)	(119)
Total deferred tax benefit	(37)	(119)
Total income tax expense	$(304)	$(119)

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services. Our two PRC subsidiaries, ACM Shanghai and ACM Wuxi, are liable for PRC corporate income taxes at the rates of 15% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, ACM’s PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.

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

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. It contains several provisions that may have financial statement effects. Key aspects of the CARES Act include the following:

•	Repealed the 80% taxable income limitation for 2018, 2019 and 2020. Also allows those years to be carried back up to five years
•	Allows corporations to claim 100% of AMT credits in 2019. It also provides for an election to take the entire refundable credit amount in 2018
•	Section 163(j) ATI limit raised from 30% to 50% for businesses
•	Technical corrections to TCJA for Qualified Improvement Property (“QIP”). Designates as 15-year property for depreciation purposes, which makes QIP a category eligible for 100% bonus depreciation

The CARES Act is not expected have a material impact on income taxes in the Company’s financial statements.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 8 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of March 31, 2020, the Company had $636 of open capital commitments.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements. As of March 31, 2020, the Company did not have any legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section titled “Item 1A. Risk Factors” in Part II below.

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

Selling prices for our single-wafer wet-cleaning tools range from $2 million to more than $5 million. Our customers for single-wafer wet-cleaning and other front-end cleaning tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, SK Hynix Inc. and Yangtze Memory Technologies Co., Ltd. We recognized revenue from sales of single-wafer wet cleaning and other front-end processing equipment totaling $22.8 million, or 94% of total revenue, for the three months ending March 31, 2020 compared to $12.8 million, or 63% of total revenue, for the three months ending March 31, 2019.

Based on Gartner’s December 2019 estimates, the market for global wafer cleaning equipment (auto wet stations, single-wafer processors, and other clean process) grew by 20% to $3.46 billion in 2018, decreased by 5% to $3.28 billion in 2019, and was expected to decrease by 6% to $3.07 billion in 2020.  We estimate, based on third-party reports and on customer and other information, that our tools address more than 50% of this global wafer cleaning equipment market.

We focus our selling efforts on establishing a referenceable base of leading foundry, logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this customer base will help us penetrate the mature chip manufacturing markets and build credibility with additional industry leaders. Using a “demo-to-sales” process, we have placed evaluation equipment, or “first tools,” with a number of selected customers. Since 2009 we have delivered more than 95 single-wafer wet cleaning and other front-end processing tools, more than 85 of which have been accepted by customers and thereby generated revenue to us and the balance of which are awaiting customer acceptance should contractual conditions be met.

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

We conduct substantially all of our product development, manufacturing, support and services in the PRC. All of our tools are built to order at our manufacturing facilities in Shanghai, which encompass 86,000 square feet of floor space for production capacity.  In November 2019 ACM Shanghai entered into an agreement initiating a bidding process to acquire land rights to build a development and production center in the Lingang region of Shanghai. Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO, Tahoe and ECP technologies, and enable us to design innovative products and solutions to address their needs.

We have been issued more than 285 patents in the United States, the People’s Republic of China or PRC, Japan, Korea, Singapore and Taiwan.

Corporate Background

ACM Research was incorporated in California in 1998 and redomesticated in Delaware in 2016. We perform strategic planning, marketing, and financial activities at our global corporate headquarters in Fremont, California.

Initially we focused on developing tools for chip manufacturing process steps involving the integration of ultra‑low‑K materials and copper. In the early 2000s we sold tools based on stress-free copper polishing technology. In 2007 we began to focus our development efforts on single-wafer wet-cleaning solutions for the front-end chip fabrication process. Since that time, we have strategically built our technology base and expanded our product offerings:

•	In 2009 we introduced SAPS megasonic technology, which can be applied in wet wafer cleaning at numerous steps during the chip fabrication process.
•	In 2016 we introduced TEBO technology, which can be applied at numerous steps during the fabrication of small node conventional two-dimensional and three-dimensional patterned wafers.
•
In August 2018 we introduced the Ultra-C Tahoe wafer cleaning tool, which delivers high cleaning performance with significantly less sulfuric acid than typically consumed by conventional high temperature single-wafer cleaning tools.

•
In March 2019 we introduced (a) the Ultra ECP AP or Advanced Wafer Level Packaging tool, a back-end assembly tool used for bumping, or applying copper, tin and nickel to wafers at the die-level prior to packaging, and (b) the Ultra ECP MAP or Multi Anode Plating tool, a front-end process tool that utilizes our proprietary technology to deliver world-class electrochemical copper planting for copper interconnect applications.

•	In April 2020 we introduced the Ultra Furnace, our first system developed for multiple dry processing applications.
•	In May 2020 we introduced the Ultra C Family of semi-critical cleaning systems, including the UltraC b for backside clean, the Ultra C wb automated wet bench, and the Ultra C s scrubber.

To help us establish and build relationships with chip manufacturers in the PRC, in 2006 we moved our operational center to Shanghai and began to conduct our business through our subsidiary ACM Shanghai. Since that time, we have expanded our geographic presence:

•	In 2011 ACM Shanghai formed a wholly owned subsidiary in the PRC, ACM Research (Wuxi), Inc., to manage sales and service operations.
•
In June 2017 we formed a wholly owned subsidiary in Hong Kong, CleanChip Technologies Limited, to act on our behalf in Asian markets outside the PRC by, for example, serving as a trading partner between ACM Shanghai and its customers, procuring raw materials and components, performing sales and marketing activities, and making strategic investments.

•
In December 2017 we formed a wholly owned subsidiary in the Republic of Korea, ACM Research Korea CO., LTD., to serve our customers based in the Republic of Korea and perform sales, marketing, and research and development activities.

We currently conduct the majority of our product development, support and services, and substantially all of our manufacturing at ACM Shanghai. Our Shanghai operations position us to be near many of our current and potential new customers in the PRC (including Taiwan), Korea and throughout Asia, providing convenient access and reduced shipping and manufacturing costs.

•	Our initial factory is located in the Pudong Region of Shanghai and has a total of 36,000 square feet of available floor space.
•	In September 2018 we announced the opening of a second factory in the Pudong region of Shanghai. The new facility has a total of 50,000 square feet of available floor space for production capacity.
•
In November 2019 ACM Shanghai entered into an agreement initiating a bidding process to acquire land rights to build a center in the Lingang region of Shanghai for manufacturing as well as development.

Recent Developments

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

To qualify for the STAR Listing, ACM Shanghai must have multiple independent stockholders in the PRC.
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

As of March 31, 2020, 91.7% of the outstanding shares of ACM Shanghai were owned by ACM Research, 3.8% are owned by the First Tranche Investors and 4.5% are owned by the Second Tranche Investors. The board of directors of ACM Shanghai will consist of nine members, seven of whom will be nominated by ACM Research and two of whom will be nominated by two of the Second Tranche Investors.

If, within three years from the date on which ACM Shanghai shares were issued to the First Tranche Investors, the STAR Listing and the STAR IPO have not been completed and the China Securities Regulatory Commission has not otherwise approved the registration of ACM Shanghai’s listing application, each First Tranche Investor will have the right to require that ACM Shanghai repurchase, and ACM Shanghai will have the right to purchase, the First Tranche Investor’s ACM Shanghai shares for a price equal to the initial purchase price paid by the First Tranche Investor, without interest.

If ACM Shanghai does not officially submit application documents for the STAR Listing to the Shanghai Stock Exchange by December 31, 2022, each Second Tranche Investor will have the right to require that ACM Shanghai repurchase, and ACM Shanghai will have the right to require that each Second Tranche Investor sell to ACM Shanghai, such Second Tranche Investor’s Second Tranche Shares for a price equal to the initial purchase price paid by the Second Tranche Investor, without interest.

We have determined, voluntarily and not pursuant to any contractual or legal obligation, that pending either (a) ACM Shanghai’s submission of the application documents for the STAR Listing to the Shanghai Stock Exchange or (b) application to repurchase the Second Tranche Shares, ACM Shanghai will deposit, and hold in reserve, all of the proceeds received from the sale of Additional Placement Shares in segregated cash and cash-equivalent accounts.

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

In March 2018 SMC exercised the Warrant in full, as a result of which (1) ACM Research issued 397,502 shares of Class A common stock to SMC, (2) SMC borrowed the funds to pay the Warrant exercise price pursuant to a senior secured promissory note, or the SMC Note, in the principal amount of $3.0 million issued to ACM Shanghai, which in turn issued to ACM Research a promissory note, or the Intercompany Note, in the principal amount of $3.0 million in payment of the Warrant exercise price. Each of the two notes bears interest at a rate of 3.01% per annum and matures on August 17, 2023. The SMC Note was secured by a pledge of the shares issued upon exercise of the Warrant.

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

In preparation for the STAR IPO, ACM Shanghai is required to terminate its financial relationship with SMC. In order to facilitate such termination, on April 30, 2020, ACM Research entered into two agreements relating to outstanding obligations among ACM Research, ACM Shanghai and SMC.  Pursuant to such agreements (i) ACM Shanghai assigned to ACM its rights under the SMC Note, including the right to receive payment of the $1.8 million payable thereunder; (ii) ACM Research cancelled the outstanding $1.8 million obligation of ACM Shanghai under the Intercompany Note, (iii) SMC transferred its remaining 242,681 Warrant shares to ACM Research, and (iv) in exchange for such 242,681 Warrant shares, ACM Research agreed to deliver to SMC certain consideration agreed upon by ACM Research and SMC, subject to obtaining certain PRC regulatory approvals. ACM Research and SMC agreed that if the required approvals are not obtained by December 31, 2023, ACM Research will cancel the SMC Note as consideration for the 242,681 Warrant shares.  In a separate transaction in April, 2020, ACM Shanghai repaid the remaining $1.8 million of the SMC Investment in cash.

COVID–19 Outbreak

COVID–19, or the coronavirus, originated in Wuhan, China, in December 2019 and has subsequently spread rapidly across the PRC and globally. The COVID–19 outbreak affected our business and operating results for the first quarter of 2020. The COVID–19 situation continues to develop rapidly, and it is impossible for us to predict the effect and ultimate impact of the COVID–19 outbreak on our business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID–19 are expected to be temporary, the duration of the business disruptions, and related financial impact, of the outbreak cannot be estimated at this time. For an explanation of some of the risks we potentially face, please read carefully the information provided under “Item 1A. Risk Factors—Risks Related to the COVID–19 Outbreak,” which is incorporated by reference in “Item 1A. Risk Factors” of Part II of this report.

The following summary reflects our expectations and estimates based on information known to us as of the date of this filing:

•
Operations: We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by the COVID–19 outbreak and related restrictions on transportation and public appearances. In February 2020 our ACM Shanghai headquarters were closed for an additional six days beyond the normal Lunar New Year Holiday in accordance with Shanghai government restrictions related to the outbreak. We took steps before and after the Lunar New Year to ensure no employees took unreasonable risks to rush back to work. Currently more than 95% of our staff have returned to work at both of our Shanghai facilities. To date we have not experienced absenteeism of management or other key employees, other than certain of our executive officers being delayed in traveling back to the PRC after working from our California office in February. Our corporate headquarters are located in Alameda County in the San Francisco Bay Area and are the subject of a number of state and county public health directives and orders. These actions have not negatively impacted our business to date, however, because of the limited number of employees at our headquarters and the nature of the work they generally perform.

•
Customers: Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID–19 outbreak. Historically a majority of our revenue from sales of single-wafer wet cleaning equipment for front-end manufacturing has been derived from customers located in the PRC and surrounding areas that have been impacted by COVID–19. Three customers that accounted for 73.8% of our revenue in 2019 and 87.6% of our revenue in 2018 are based in the PRC and Korea. One of those customers, Yangtze Memory Technologies Co., Ltd. — which accounted for 27.5% of our 2019 revenue and 39.6% of our 2018 revenue — is based in Wuhan. While Yangtze Memory Technologies Co., Ltd. and other key customers continued to operate their fabrication facilities without interruption during and after the first quarter of 2020, they were forced to restrict access of service personnel and deliveries to and from their facilities. A portion of the shipments we previously had expected to deliver in the first quarter of 2020 were postponed due in part to these factors. We believe these deliveries represent deferred, not lost, shipments and revenue, which we are working to recover by increasing our manufacturing output in the second and third quarters of 2020.

•
Suppliers: Our global supply chain includes components sourced from the PRC, Japan, Taiwan, the United States and Europe. While the COVID–19 outbreak has resulted in significant governmental measures being implemented to control the spread of COVID–19 around the world, to date we have not experienced material issues with our supply chain. As with our customers, we continue to be in close contact with our key suppliers to help ensure we are able to identify any potential supply issues that may arise.

•
Projects: Our strategy includes a number of plans to support the growth of our core business, including the proposed STAR Listing and STAR IPO with respect to shares of ACM Shanghai described above as well as ACM Shanghai’s proposed acquisition of land rights in the Lingang area of Shanghai where we intend to construct a new research and development center and factory. The extent to which COVID–19 impacts these projects will depend on future developments that are highly uncertain, but to date, the timing of these potential projects has not been delayed or disrupted by COVID–19 or related government measures.

Government Research and Development Funding

ACM Shanghai has received five special government grants from China’s Ministry of Science and Technology, the Shanghai Municipal Commission of Economy and Information, and the Shanghai Science and Technology Committee. The first grant, which was awarded in 2008, relates to the development and commercialization of 65nm to 45nm stress-free polishing technology. The second grant was awarded in 2009 to fund interest expense on short-term borrowings. The third grant was made in 2014 and relates to the development of electro copper-plating technology. The fourth grant was made in June 2018 and related to development of polytetrafluoroethylene. The fifth grant was made in 2020, and relates to the development of Tahoe single bench cleaning technologies. These governmental authorities provide the majority of the funding, although ACM Shanghai is also required to invest certain amounts in the projects.

The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

•
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $0.2 million in the first three months of 2020, as compared to $1.3 million in the first three months of 2019.

•
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled $37,000 and $35,000 in the first three months of 2020 and 2019, respectively.

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

Shipments in the three months ended March 31, 2020 totaled $12 million, as compared to $14 million in the three months ended March 31, 2019, and $25 million in the three months ended December 31, 2019.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Adjusted EBITDA Data:
Net income	$1,963	$1,857
Interest expense (income), net	(224)	130
Income tax expense	304	119
Depreciation and amortization	212	191
Stock based compensation	689	744
Adjusted EBITDA	$2,944	$3,041

Adjusted EBITDA in the three months ended March 31, 2020, decreased by $97,000 as compared to the same period in 2019, due to an increase of $354,000 of interest income and a decrease of $55,000 in stock-based compensation expense, offset in part by an increase of $185,000 in income tax expense, an increase of $106,000 in net income and an increase of $21,000 in depreciation and amortization. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be materially affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Key Components of Results of Operations—PRC Government Research and Development Funding.”

Free Cash Flow

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Free Cash Flow Data:
Net cash flow provided (used) by operating activities	$3,829	$(3,182)
Purchase of property and equipment	(118)	(115)
Purchase of intangible assets	-	(1)
Free cash flow	$3,711	$(3,298)

Free cash flow in the three months ended March 31, 2020, as compared to the same period in 2019, improved by $7 million, reflecting the factors driving net cash provided by operating activities, principally an increase in accounts payable, other long-term liabilities and inventory, offset by an increase in accounts receivable and other receivables. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

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

	Three Months Ended March 31,
	2020			2019
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$24,348	$-	$24,348	$20,479	$-	$20,479
Cost of revenue	(14,120)	(45)	(14,075)	(11,653)	(30)	(11,623)
Gross profit	10,228	(45)	10,273	8,826	(30)	8,856
Operating expenses:
Sales and marketing	(3,005)	(94)	(2,911)	(1,869)	(34)	(1,835)
Research and development	(3,677)	(187)	(3,490)	(2,765)	(86)	(2,679)
General and administrative	(2,328)	(363)	(1,965)	(1,941)	(594)	(1,347)
Income (loss) from operations	$1,218	$(689)	$1,907	$2,251	$(744)	$2,995

Adjusted operating income for the three months ended on March 31, 2020, as compared with the same period in 2019 decreased by $1.1 million, due primarily to a $1.0 million decrease in income from operations and a $55,000 decrease in stock-based compensation expense.

Critical Accounting Policies and Significant Judgments and Estimates

There were no significant changes in our critical accounting policies or significant judgments or estimates during the three months ended March 31, 2020 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2016-02, Leases (Topic 842) effective January 1, 2019. As a result of our adoption of the new lease standard, we re-assessed the estimates, assumptions, and judgments that are most critical in our recognition of lease and have revised our lease critical accounting policy.  For information regarding the impact of recently adopted accounting standards, refer to note 2 to the condensed financial statements included in this report.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report and is updated in note 2 to the condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue:

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	58.0	56.9
Gross margin	42.0	43.1
Operating expenses:
Sales and marketing	12.3	9.1
Research and development	15.1	13.5
General and administrative	9.6	9.5
Total operating expenses, net	37.0	32.1
Income from operations	5.0	11.0
Interest income (expense), net	0.9	(0.6)
Other income (expense), net	2.8	(1.3)
Equity income in net income of affiliates	0.6	0.6
Income before income taxes	9.3	9.7
Income tax expense	(1.2)	(0.6)
Net income	8.1	9.1
Less: Net income attributable to redeemable non-controlling interests	1.1	-
Net income attributable to ACM Research, Inc.	7.0%	9.1%

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,
	2020	2019	% Change 2020 v 2019
`	(in thousands)
Revenue	$24,348	$20,479	18.9%

The increase in revenue of $3.8 million in the three months ended March 31, 2020 as compared to the same period in 2019 reflected increases in revenue of $10.0 million from front-end single-wafer cleaning equipment, offset in part by a decrease in revenue of $6.1 million from back-end wafer assembly and packaging equipment.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Cost of revenue	$14,120	$11,653	21.2%
Gross profit	10,228	8,826	15.9%
Gross margin	42.01%	43.10%	-1.1

Cost of revenue increased $2.5 million and gross profit increased $1.4 million in the three months ended March 31, 2020, as compared to the corresponding period in 2019, due to increased sales volume and lower gross margin. Gross margin decreased by 1.1 percentage points during the three months ended March 31, 2020, versus the comparable period in 2019 due to differences in product mix.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Sales and marketing expense	$3,005	$1,869	60.8%
Research and development expense	3,677	2,765	33.0%
General and administrative expense	2,328	1,941	19.9%
Total operating expenses	$9,010	$6,575	37.0%

Sales and marketing expense increased by $1.1 in the three months ended March 31, 2020, as compared to the corresponding period in 2019. Sales and marketing expense consists primarily of:

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

Research and development expense increased by $0.9 million in the three months ended March 31, 2020 as compared to the corresponding period in 2019, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 15.1% and 13.5% of our revenue in the three months ended March 31, 2020 and 2019, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $3.9 million, or 15.9% of revenue, in the three months ended March 31, 2020 and $4.1 million, or 20.0% of revenue, in the three months ended March 31, 2019. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased by $0.4 million in the three months ended March 31, 2020 as compared to the corresponding period in 2019. General and administrative expense consists primarily of:

•	compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;
•	professional fees, including accounting and legal fees;
•	other corporate expenses; and
•	allocated overhead for rent and utilities.

We expect that, for the foreseeable future, general and administrative expenses will increase in absolute dollars, as we incur additional costs associated with growing our business and operating as a public company in the United States and in China.

Other Income and Expenses

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Interest Income	$335	$9
Interest Expense	(111)	(139)
Interest Income (expense), Net	$224	$(130)

Other Income (expense), Net	$677	$(261)

Interest income consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We earned $224,000 of interest income, net in the three months ended March 31, 2020 as compared to incurring ($130,000) of interest expense, net in the three months ended March 31, 2019.  This was a result of a larger balance of cash and equivalents and restricted cash along with reduced borrowings under short-term bank loans.

Other income (expense), net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above. Other income (expense), net was $677,000 in the three months ended March 31, 2020 due to primarily to gains and losses resulting from changes in the RMB-to-U.S. dollar exchange rate during the quarter, compared to Other income (expense), net of ($261,000) in the three months ended March 31, 2019 due to gains and losses resulting from changes in the RMB-to-U.S. dollar exchange rate during the quarter.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Current:
U.S. federal	$(10)	$-
U.S. state	-	-
Foreign	(257)	-
Total current tax expense	(267)	-
Deferred:
U.S. federal	(28)	-
U.S. state	-	-
Foreign	(9)	(119)
Total deferred tax benefit	(37)	(119)
Total income tax expense	$(304)	$(119)

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. It contains several provisions that may have financial statement effects. Key Aspects of the CARES Act include the following:

•	Repealed the 80% taxable income limitation for 2018, 2019 and 2020. Also allows those years to be carried back up to five years
•	Allows corporations to claim 100% of AMT credits in 2019. It also provides for an election to take the entire refundable credit amount in 2018
•	Section 163(j) ATI limit raised from 30% to 50% for businesses
•	Technical corrections to TCJA for Qualified Improvement Property (“QIP”). Designates as 15-year property for depreciation purposes, which makes QIP a category eligible for 100% bonus depreciation

The CARES Act is not expected have a material impact on income taxes in the Company’s financial statements.

Net Income Attributable to Redeemable Non-Controlling Interests

As described above under “—STAR Market Listing and IPO,” in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. As a result, commencing with the three months ended September 30, 2019, we reflect, as net income attributable to redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the three months ended March 31, 2020, this amount totaled $258,000.

Liquidity and Capital Resources

During the first three months of 2020, we funded our technology development and operations principally through our beginning cash balance, application of net proceeds from a follow-on public offering of Class A common stock in 2019, short-term borrowings by ACM Shanghai from local financial institutions, and cash flow from operating activities.

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

Sources of Funds

Cash Flow from Operating Activities. Our operations provided cash flow of $3.8 million in the first three months of 2020. Our cash flow from operating activities is influenced by (a) the level of net income, (b) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (c) increases in the number of customers using our products, and (d) the amount and timing of payments by customers.

Equity and Equity-related securities. During the three months ended March 31, 2020, we received proceeds of $175,000 from sales of Class A common stock pursuant to option exercises.

Short-Term Loan Facilities. We have short-term borrowing with two banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at March 31, 2020
China Everbright Bank	April 2019	April 2020 -August 2020	5.22%-5.66%	RMB50,000	RMB27,000
				$7,055	$3,810
IBK (Industrial Bank of Korea)	July 2019	July 2020	4.17%	KRW500,000	KRW100,000
				$410	$82
				$7,465	$3,892

(1)	Converted from RMB and KRW to dollars as of March 31, 2020

All of the amounts owing under the line of credit with China Everbright Bank are guaranteed by Dr. David Wang, our Chief Executive Officer, President and Chair of the Board.  All of the amounts owing under the line of credit with IBK are guaranteed by YY Kim, CEO of ACM Research (Korea).

Government Research and Development Grants. As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received cash payments of $1.9 million related to such grants received in the three months ended March 31, 2020, as compared to cash payments of $22,000 related to such grants received during the same period in 2019. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital. The following table sets forth selected working capital information:

March 31, 2020
(in thousands)
Cash and cash equivalents	$52,283
Accounts receivable, less allowance for doubtful amounts	37,260
Inventory	44,987
Working capital	$134,530

Our cash and cash equivalents at March 31, 2020 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Capital Expenditures. We incurred $0.1 million in capital expenditures in the first three months of 2020, versus $0.1 million during the same period in 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item303 (a)(4)(ii) of Regulation S-K under the Securities Act of 1933.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, no changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments with regard to legal proceedings in the three months ended March 31, 2020 or in the subsequent period up to the date of this report.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors discussed in Item 1A, “Risk Factors” of Part I in our Annual Report.  In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In the three months ended March 31, 2020, we issued and sold to employees and consultants an aggregate of 35,001 unregistered shares of Class A common stock upon the exercise of stock options at per share exercise prices between $0.75 and $1.50. These transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of these shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 under said Act because the transactions were pursuant to a contract relating to compensation as provided under such rule. The recipients of the shares represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the shares issued in these transactions. The recipients had adequate access, through a relationship with us, to information about us. The sales of these shares were made without any general solicitation or advertising.

Use of Initial Public Offering Proceeds

The net proceeds of our initial public offering of Class A common stock in November 2017, after deducting underwriting discounts and commissions and offering expenses, were $17.3 million. There has been no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on November 3, 2017. To date we have applied the net proceeds to purchase inventory and ordinary course of business operations.

Item 6.	Exhibits

The following exhibits are being filed as part of this report:

Exhibit Number	Description

10.01†‡	Employment Agreement dated January 8, 2018 between ACM Research (Shanghai), Inc and Lisa Feng
10.02	Note Assignment and Cancellation Agreement dated April 30, 2020 by and among ACM Research, Inc., ACM Research (Shanghai), Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership
10.03	Share Transfer and Note Cancellation Agreement dated April 30, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan.
‡	Certain sensitive personally identifiable information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***].
*
The certifications attached as Exhibit 32.01 accompany the Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.
Date: May 8, 2020	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)