Form 10-Q
period 2020-06-30
ACM Research, Inc.
filed 2020-08-10
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	16,272,306 shares outstanding as of August 04, 2020
Class B Common Stock, $0.0001 par value	1,802,606 shares outstanding as of August 04, 2020

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

SAPS, TEBO, ULTRA C and ULTRA FURNACE are our trademarks. For convenience, these trademarks appear in this report without ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This report also contains other companies’ trademarks, registered marks and trade names, which are the property of those companies.

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

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$86,397	$58,261
Restricted cash	-	59,598
Accounts receivable, less allowance for doubtful accounts of $0 as of June 30, 2020 and December 31, 2019 (note 3)	58,903	31,091
Other receivables	7,651	2,603
Inventories (note 4)	49,772	44,796
Prepaid expenses	3,157	2,047
Total current assets	205,880	198,396
Property, plant and equipment, net (note 5)	3,956	3,619
Operating lease right-of-use assets, net (note 8)	4,648	3,887
Intangible assets, net	329	344
Deferred tax assets (note 16)	5,763	5,331
Long-term investments (note 10)	20,360	5,934
Other long-term assets	16,466	192
Total assets	257,402	217,703
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	25,772	13,753
Accounts payable	27,986	13,262
Advances from customers	8,780	9,129
Income taxes payable	1,669	3,129
Other payables and accrued expenses (note 7)	15,357	12,874
Current portion of operating lease liability (note 8)	1,331	1,355
Deferred revenue	474	-
Financial liability carried at fair value (note 11)	15,147	-
Total current liabilities	96,516	53,502
Long-term operating lease liability (note 8)	3,317	2,532
Other long-term liabilities (note 9)	6,584	4,186
Total liabilities	106,417	60,220
Commitments and contingencies (note 17)
Redeemable non-controlling interests (note 14)	-	60,162
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 50,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 16,250,092 shares issued and outstanding as of June 30, 2020 and 16,182,151 shares issued and outstanding as of December 31, 2019 (note 13)	2	2
Common stock–Class B, par value $0.0001: 2,409,738 shares authorized as of June 30, 2020 and December 31, 2019; 1,802,606 shares issued and outstanding as of June 30, 2020 and 1,862,608 shares issued and outstanding as of December 31, 2019 (note 13)	-	-
Additional paid in capital	76,189	83,487
Accumulated surplus	17,131	15,507
Accumulated other comprehensive loss	(3,415)	(1,675)
Total ACM Research, Inc. stockholders’ equity	89,907	97,321
Non-controlling interests	61,078	-
Total stockholders’ equity	150,985	97,321
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$257,402	$217,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$39,049	$29,010	$63,397	$49,489
Cost of revenue	19,693	15,879	33,813	27,532
Gross profit	19,356	13,131	29,584	21,957
Operating expenses:
Sales and marketing	4,595	2,924	7,600	4,793
Research and development	5,221	3,341	8,898	6,106
General and administrative	2,204	2,205	4,532	4,146
Total operating expenses, net	12,020	8,470	21,030	15,045
Income from operations	7,336	4,661	8,554	6,912
Interest income	320	24	655	33
Interest expense	(228)	(194)	(339)	(333)
Change in fair value of financial liability	(5,431)	-	(5,431)	-
Other income, net	149	543	826	282
Equity income in net income of affiliates	209	153	357	269
Income before income taxes	2,355	5,187	4,622	7,163
Income tax expense (note 16)	(1,859)	(876)	(2,163)	(995)
Net income	496	4,311	2,459	6,168
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	577	-	835	-
Net income (loss) attributable to ACM Research, Inc.	$(81)	$4,311	$1,624	$6,168
Comprehensive income:
Net income	$496	$4,311	$2,459	$6,168
Foreign currency translation adjustment	242	(968)	(1,658)	(311)
Comprehensive Income	738	3,343	801	5,857
Less: Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	1,610	-	916	-
Comprehensive income (loss) attributable to ACM Research, Inc.	$(872)	$3,343	$(115)	$5,857

Net income (loss) attributable to ACM Research, Inc. per common share (note 2):
Basic	$(0.00)	$0.27	$0.09	$0.38
Diluted	$(0.00)	$0.23	$0.08	$0.33

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	18,050,841	16,090,937	18,085,602	16,067,924
Diluted	21,516,175	18,604,347	21,197,203	18,455,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2020 and 2019
 (in thousands, except share and per share data)
(unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Loss	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2019	16,182,151	$2	1,862,608	$-	$83,487	$15,507	$(1,675)	$-	$97,321
Net income	-	-	-	-	-	1,624	-	192	1,816
Foreign currency translation adjustment	-	-	-	-	-	-	(1,740)	928	(812)
Exercise of stock options	185,903	-	-	-	873	-	-	-	873
Stock-based compensation	-	-	-	-	1,544	-	-	-	1,544
Conversion of class B common shares to Class A common shares	60,002	-	(60,002)	-	-	-	-	-	-
Share cancellation (note 11)	(242,681)	-	-	-	(9,715)	-	-	-	(9,715)
Exercise of stock warrants	64,717	-	-	-	-	-	-	-	-
Reclassification of redeemable non-controlling interest	-	-	-	-	-	-	-	59,958	59,958
Balance at June 30, 2020	16,250,092	$2	1,802,606	$-	$76,189	$17,131	$(3,415)	$61,078	$150,985

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	14,110,315	$1	1,898,423	$-	$56,567	$(3,387)	$(857)	$52,324
Net income	-	-	-	-	-	6,168	-	6,168
Foreign currency translation adjustment	-	-	-	-	-	-	(311)	(311)
Exercise of stock option	104,627	-	-	-	172	-	-	172
Stock-based compensation	-	-	-	-	1,362	-	-	1,362
Conversion of class B common shares to Class A common shares	15,000	-	(15,000)	-	-	-	-	-
Balance at June 30, 2019	14,229,942	$1	1,883,423	$-	$58,101	$2,781	$(1,168)	$59,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended June 30, 2020 and 2019
(in thousands, except share and per share data)
(unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus	Accumulated Other Comprehensive Loss	Non-controlling interests	Total Stockholders’ Equity
Balance at March 31, 2020	16,317,346	$2	1,862,608	$-	$84,351	$17,212	$(2,623)	$-	$98,942
Net income (loss)	-	-	-	-	-	(81)	-	192	111
Foreign currency translation adjustment	-	-	-	-	-	-	(792)	928	136
Exercise of stock options	115,425	-	-	-	698	-	-	-	698
Stock-based compensation	-	-	-	-	855	-	-	-	855
Conversion of class B common shares to Class A common shares	60,002	-	(60,002)	-	-	-	-	-	-
Share cancellation (note 11)	(242,681)	-	-	-	(9,715)	-	-	-	(9,715)
Reclassification of redeemable non-controlling interest	-	-	-	-	-	-	-	59,958	59,958
Balance at June 30, 2020	16,250,092	$2	1,802,606	$-	$76,189	$17,131	$(3,415)	$61,078	$150,985

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2019	14,176,690	$1	1,898,423	$-	$57,371	$(1,530)	$(200)	$55,642
Net income	-	-	-	-	-	4,311	-	4,311
Foreign currency translation adjustment	-	-	-	-	-	-	(968)	(968)
Exercise of stock option	38,252	-	-	-	112	-	-	112
Stock-based compensation	-	-	-	-	618	-	-	618
Conversion of class B common shares to Class A common shares	15,000	-	(15,000)	-	-	-	-	-
Balance at June 30, 2019	14,229,942	$1	1,883,423	$-	$58,101	$2,781	$(1,168)	$59,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
 (in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,459	$6,168
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	441	388
Loss on disposals of property, plant and equipment	1	299
Equity income in net income of affiliates	(357)	(269)
Deferred income taxes	(507)	(1)
Stock-based compensation	1,544	1,362
Change in fair value of financial liability	5,431	-
Net changes in operating assets and liabilities:
Accounts receivable	(28,474)	(6,837)
Other receivables	(3,271)	1,150
Inventory	(5,630)	(6,783)
Prepaid expenses	(1,176)	412
Other long-term assets	(836)	(223)
Accounts payable	14,954	1,600
Advances from customers	(283)	(2,703)
Income tax payable	(1,419)	(1,011)
Other payables and accrued expenses	3,537	2,453
Deferred revenue	474	-
Other long-term liabilities	2,461	(612)
Net cash used in operating activities	(10,651)	(4,607)

Cash flows from investing activities:
Purchase of property and equipment	(1,529)	(325)
Purchase of intangible assets	(55)	(71)
Purchase of long-term investments	(14,130)	-
Prepayment for land-use-right and property	(15,438)	-
Investments in unconsolidated affiliates	-	(109)
Net cash used in investing activities	(31,152)	(505)

Cash flows from financing activities:
Proceeds from short-term borrowings	25,807	15,023
Repayments of short-term borrowings	(13,563)	(9,346)
Repayments of notes payable	(1,820)	-
Proceeds from stock option exercise to common stock	873	172
Net cash provided by financing activities	11,297	5,849

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(956)	$(283)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,462)	$454

Cash, cash equivalents and restricted cash at beginning of period	117,859	27,124
Cash, cash equivalents and restricted cash at end of period	$86,397	$27,578

Supplemental disclosure of cash flow information:
Interest paid	$339	$333
Cash paid for income taxes	$4,104	$-

Cash and cash equivalents	$86,397	$27,578
Restricted cash	-	-
Cash, cash equivalents and restricted cash	$86,397	$27,578
Non-cash financing activities:
Warrant conversion to common stock	$399	$-
Share cancellation (note 11)	$9,715	$-

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

In 2006 the Company established its operational center in Shanghai in the People’s Republic of China (the “PRC”), where it operates through ACM’s subsidiary ACM Research (Shanghai), Inc. (“ACM Shanghai”). ACM Shanghai was formed initially in 2005 to help establish and build relationships with integrated circuit manufacturers in the PRC, and the Company initially financed its Shanghai operations in part through sales of non-controlling equity interests in ACM Shanghai.

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

In March 2019 ACM Shanghai formed a wholly owned subsidiary in the PRC, Shengwei Research (Shanghai), Inc. (“ACM Shengwei”), to manage activities related to addition of future long-term production capacity.

In June 2019 CleanChip formed a wholly owned subsidiary in California, ACM Research (CA), Inc. (“ACM California”), to provide procurement services on behalf of ACM Shanghai.

In June 2019 ACM announced plans to complete over the next three years a listing (the “STAR Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “STAR IPO”) of ACM Shanghai shares in the PRC. ACM Shanghai is currently ACM’s primary operating subsidiary, and at the time of announcement, was wholly owned by ACM. To meet a STAR Listing requirement that it have multiple independent stockholders in the PRC, ACM Shanghai completed private placements of its shares in June and November 2019, following which, as of June 30, 2020, the private placement investors held a total of 8.3% of the outstanding shares of ACM Shanghai and ACM Research held the remaining 91.7%. As part of the STAR Listing process, in June 2020 the ownership interests held by the private investors were reclassified from redeemable non-controlling interests to non-controlling interests as the redemption feature was terminated. (Note 14).

In preparation for the STAR IPO, the Company completed a reorganization in December 2019 that included the sale of all of the shares of CleanChip by ACM to ACM Shanghai for $3,500. The reorganization and sale had no impact on the Company’s consolidated financial statements.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)
The Company has direct or indirect interests in the following subsidiaries:

		Effective interest held as at
Name of subsidiaries	Place and date of incorporation	June 30, 2020	December 31, 2019
ACM Research (Shanghai), Inc.	China, May 2005	91.7%	91.7%
ACM Research (Wuxi), Inc.	China, July 2011	91.7%	91.7%
CleanChip Technologies Limited	Hong Kong, June 2017	91.7%	91.7%
ACM Research Korea CO., LTD.	Korea, December 2017	91.7%	91.7%
Shengwei Research (Shanghai), Inc.	China, March 2019	91.7%	91.7%
ACM Research (CA), Inc.	USA, June 2019	91.7%	91.7%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the accounts of ACM and its subsidiaries, including ACM Shanghai and its subsidiaries, which include ACM Wuxi, ACM Shengwei and CleanChip (the subsidiaries of which include ACM California and ACM Korea). ACM’s subsidiaries are those entities in which ACM, directly and indirectly, controls more than one half of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2019 included in ACM’s Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying condensed consolidated balance sheet as of June 30, 2020, condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2020 and 2019, condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any future period.

COVID-19 Assessment

The outbreak of COVID-19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. In December 2019 a series of emergency quarantine measures taken by the PRC government disrupted domestic business activities during the weeks after the initial outbreak of COVID-19. Since that time, an increasing number of countries, including the United States, have imposed restrictions on travel to and from the PRC and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID-19. The situation continues to develop, however, and it is impossible to predict the effect and ultimate impact of the COVID-19 outbreak on the Company’s business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The COVID-19 outbreak has been declared a worldwide health pandemic that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition. Through June 30, 2020 the Company did not experience significant negative impact of COVID-19 on its operations, capital and financial resources, including overall liquidity position.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenue and expenses during the reported period in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for the valuation and recognition of stock-based compensation arrangements and valuation of financial liability, realization of deferred tax assets, assessment for impairment of long-lived assets, allowance for doubtful accounts, inventory valuation for excess and obsolete inventories, lower of cost and market value or net realizable value of inventories, depreciable lives of property and equipment, and useful life of intangible assets. Management believes that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ materially from those estimates.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)
Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$496	$4,311	$2,459	$6,168
Net income attributable to non-controlling interests and redeemable non-controlling interests	577	-	835	-
Net income (loss) available to common stockholders, basic and diluted	$(81)	$4,311	$1,624	$6,168

Weighted average shares outstanding, basic	18,050,841	16,090,937	18,085,602	16,067,924
Effect of dilutive securities	3,465,334	2,513,410	3,111,601	2,387,610
Weighted average shares outstanding, diluted	21,516,175	18,604,347	21,197,203	18,455,534

Net income (loss) per common share:
Basic	$(0.00)	$0.27	$0.09	$0.38
Diluted	$(0.00)	$0.23	$0.08	$0.33

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three and six months ended June 30, 2020 and 2019, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities that could share in ACM’s earnings. ACM’s potential dilutive securities consist of warrants and stock options for the three and six months ended June 30, 2020 and 2019.

Concentration of Credit Risk

The Company is potentially subject to concentrations of credit risks in its accounts receivable. For the six months ended June 30, 2020 and 2019, the Company’s three largest customers accounted for 92.4% and 72.1%, respectively, of revenue. For the three months ended June 30, 2020 and 2019, the Company’s three largest customers accounted for 91.0% and 89.9%, respectively, of revenue. As of June 30, 2020 and December 31, 2019, the Company’s three largest customers accounted for 83.9% and 67.7%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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
(dollars in thousands, except share and per share data)
Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the pre-existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. In October 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for public filers that are considered small reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is a smaller reporting company, implementation is not needed until January 1, 2023. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes and systems and expects the standard will have a minor impact on its consolidated financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

At June 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019
Accounts receivable	$58,903	$31,091
Less: Allowance for doubtful accounts	-	-
Total	$58,903	$31,091

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, accounts receivable of $0 and $1,433, respectively, were pledged as collateral for borrowings from financial institutions.

NOTE 4 – INVENTORIES

At June 30, 2020 and December 31, 2019, inventory consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$18,569	$15,105
Work in process	14,203	10,407
Finished goods	17,000	19,284
Total inventory	$49,772	$44,796

System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At June 30, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Manufacturing equipment	$3,936	$3,902
Office equipment	762	627
Transportation equipment	171	124
Leasehold improvement	1,428	1,442
Total cost	6,297	6,095
Less: Total accumulated depreciation	(3,447)	(3,077)
Construction in progress	1,106	601
Total property, plant and equipment, net	$3,956	$3,619

Depreciation expense was $189 and $177 for the three months ended June 30, 2020 and 2019, respectively, and $374 and $352 for the six months ended June 30, 2020 and 2019, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 6 – SHORT-TERM BORROWINGS

At June 30, 2020 and December 31, 2019, short-term borrowings consisted of the following:

	June 30, 2020	December 31, 2019
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on January 23, 2020 with an annual interest rate of 5.22%, guaranteed by Dr. David Wang, the Chief Executive Officer and President of ACM (the “CEO”) and CleanChip Technologies Limited. It was fully repaid on January 23, 2020.	-	5,057
Line of credit up to RMB 20,000 from Shanghai Rural Commercial Bank, due on February 21, 2020 with an annual interest rate of 5.66%, guaranteed by the CEO and pledged by accounts receivable. It was fully repaid on February 21, 2020.	-	1,433
Line of credit up to RMB 20,000 from Bank of Communications, due on January 18, 2020 with an annual interest rate of 5.66% and fully repaid on January 19, 2020.	-	1,433
Line of credit up to RMB 20,000 from Bank of Communications, due on January 22, 2020 with an annual interest rate of 5.66% and fully repaid on January 22, 2020.	-	717
Line of credit up to RMB 20,000 from Bank of Communications, due on February 14, 2020 with an annual interest rate of 5.66% and fully repaid on February 14, 2020.	-	717
Line of credit up to RMB 50,000 from China Everbright Bank, due on March 25, 2020 with an annual interest rate of 4.94%, guaranteed by the CEO and fully repaid on March 24, 2020.	-	3,250
Line of credit up to RMB 50,000 from China Everbright Bank, due on April 17, 2020 with an annual interest rate of 5.66%, guaranteed by the CEO and fully repaid on April 2, 2020.	-	1,146
Line of credit up to RMB 50,000 from China Everbright Bank, due on August 24, 2020 with an annual interest rate of 5.22%, guaranteed by the CEO.	2,685	-
Line of credit up to RMB 80,000 from China Everbright Bank, due on April 1, 2021 with an annual interest rate of 4.70%, guaranteed by the CEO.	4,239
Line of credit up to RMB 80,000 from China Everbright Bank, due on June 27, 2021 with an annual interest rate of 4.25%, guaranteed by the CEO.	1,272
Line of credit up to RMB 80,000 from China Everbright Bank, due on April 29, 2021 with an annual interest rate of 2.80%, guaranteed by the CEO.	820
Line of credit up to RMB 80,000 from China Everbright Bank, due on June 27, 2021 with an annual interest rate of 2.70%, guaranteed by the CEO.	2,081
Line of credit up to RMB 20,000 from Bank of Communications, due on April 12, 2021 with an annual interest rate of 4.65%.	1,413
Line of credit up to RMB 20,000 from Bank of Communications, due on May 24, 2021 with an annual interest rate of 3.65%.	1,413
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch, due on May 27, 2021 with an annual interest rate of 4.68%, guaranteed by the CEO and CleanChip Technologies Limited.	2,374
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch, due on June 27, 2021 with an annual interest rate of 4.68%, guaranteed by the CEO and CleanChip Technologies Limited.	1,272
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch, due on May 28, 2021 with an annual interest rate of 3.48%, guaranteed by the CEO and CleanChip Technologies Limited.	2,442
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch, due on June 7, 2021 with an annual interest rate of 3.50%, guaranteed by the CEO and CleanChip Technologies Limited.	1,521
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch, due on June 16, 2021 with an annual interest rate of 3.50%, guaranteed by the CEO and CleanChip Technologies Limited.	1,838
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on December 17, 2020 with annual interest rate of 4.35%, guaranteed by the CEO.	2,402
Total	$25,772	$13,753

Interest expense related to short-term borrowings amounted to $228 and $194 for the three months ended June 30, 2020 and 2019, respectively, and $339 and $333 for the six months ended June 30, 2020 and 2019, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At June 30, 2020 and December 31, 2019, other payable and accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
Accrued commissions	$5,720	$4,082
Accrued warranty	3,284	2,811
Accrued payroll	1,907	2,092
Accrued professional fees	66	165
Accrued machine testing fees	1,426	1,456
Others	2,954	2,268
Total	$15,357	$12,874

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$378	$264	$755	$701
Short-term lease cost	47	7	97	25
Lease cost	$425	$271	$852	$726

Supplemental cash flow information related to operating leases was as follows for the three and six-month periods ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$425	$271	$852	$726

Maturities of lease liabilities for all operating leases were as follows as of June 30, 2020:

December 31,
2020	$755
2021	1,496
2022	1,496
2023	874
2024	834
Total lease payments	5,455
Less: Interest	(807)
Present value of lease liabilities	$4,648

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)
The weighted average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.37	3.02
Weighted average discount rate	5.29%	5.43%

NOTE 9 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent subsidies that we have received from governmental authorities, including China’s Ministry of Science and Technology, the Shanghai Municipal Commission of Economy and Information, and the Shanghai Science and Technology Committee, for development and commercialization of certain technology but have not yet earned and recognized. As of June 30, 2020 and December 31, 2019, other long-term liabilities consisted of the following unearned government subsidies:

	June 30, 2020	December 31, 2019
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,136	$1,251
Subsidies to Electro Copper Plating project, commenced in 2014	2,339	2,666
Subsidies to Polytetrafluoroethylene, commenced in 2018	120	135
Subsidies to Tahoe-Single Bench Clean, commenced in 2020	1,913	-
Subsidies to Backside Clean-YMTC National Project, commenced in 2020	834	-
Other	242	134
Total	$6,584	$4,186

NOTE 10 – LONG-TERM INVESTMENT

In September 2017, ACM and Ninebell Co., Ltd. (“Ninebell”), a Korean company that is one of the Company’s principal materials suppliers, entered into an ordinary share purchase agreement, pursuant to which Ninebell issued to ACM ordinary shares representing 20% of Ninebell’s post-closing equity for a purchase price of $1,200, and a common stock purchase agreement, pursuant to which ACM issued 133,334 shares of Class A common stock to Ninebell for a purchase price of $1,000 at $7.50 per share. The investment in Ninebell is accounted for under the equity method.

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

Pursuant to a Partnership Agreement dated June 9, 2020 (the “Partnership Agreement”) and a Supplementary Agreement thereto dated June 15, 2020 (the “Supplementary Agreement”), ACM Shanghai became a limited partner of Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.), a Chinese limited partnership based in Shanghai, China (the “Partnership”) of which China Fortune-Tech Capital Co., Ltd serves as general partner and thirteen unaffiliated entities serve, with ACM Shanghai, as limited partners. The Partnership was formed to establish a special fund that would purchase, in a strategic placement, shares of Semiconductor Manufacturing International Corporation, (“SMIC”) to be listed on the STAR Market. SMIC is a Shanghai-based foundry that has been a customer of the Company’s single-wafer wet-cleaning tools. The limited partners of the Partnership contributed to the fund a total of RMB 2.224 billion ($315,000), of which ACM Shanghai contributed RMB 100 million ($14.2 million), or 4.3% of the total contribution, on June 18, 2020. As of June 30, 2020, the share offering of SMIC had not been closed, and the Company elected to use the measurement alternative to measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The investment will be accounted as trading securities and stated at fair market value upon the closing of SMIC’s public offering.

Upon the closing of the SMIC offering, the initial number of SMIC shares owned by the Partnership will be apportioned to all of the limited partners in proportion to their respective capital contributions (4.3% in the case of ACM Shanghai). All of the SMIC shares acquired by the Partnership will be subject, under applicable Chinese laws, to lock-up restrictions that prevent sales of the shares for one year after the shares were acquired. Thereafter an individual limited partner will be able to instruct the general partner to sell, on behalf of the limited partner, all or a portion of the limited partner’s apportioned shares, subject to compliance with all laws, regulations, trading rules, the Partnership Agreement and the Supplementary Agreement. Alternatively, following the lock-up period, limited partners holding at least thirty percent of the total SMIC shares held by the Partnership will be able, pursuant to a call auction in accordance with the Supplementary Agreement, to cause the general partner to arrange to sell all of the shares desired to be offered by each of the limited partners that complies with procedural requirements provided in the Supplementary Agreement. ACM Shanghai’s investment will be accounted as trading securities and stated at fair market value upon the closing of SMIC’s public offering.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

The components of long-term investments were as follows:

	June 30, 2020	December 31, 2019
Ninebell	$1,891	$1,538
Shengyi	128	107
Hefei Shixi	4,211	4,289
Qingdao LP	14,130	-
Total	$20,360	$5,934

NOTE 11 – FINANCIAL LIABILITY CARRIED AT FAIR VALUE

In December 2016 Shengxin (Shanghai) Management Consulting Limited Partnership (“SMC”) paid 20,123,500 RMB ($2,981 as of the date of funding) (the “SMC Investment”) to ACM Shanghai for investment pursuant to terms to be subsequently negotiated. SMC is a PRC limited partnership partially owned by employees of ACM Shanghai.

In March 2017 (a) ACM issued to SMC a warrant (the “Warrant”) exercisable to purchase 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $2,981, and (b) ACM Shanghai agreed to repay the SMC Investment within 60 days after the exercise of the Warrant. In March 2018 SMC exercised the Warrant in full, as a result of which (1) ACM issued 397,502 shares of Class A common stock to SMC, (2) SMC borrowed the funds to pay the Warrant exercise price pursuant to a senior secured promissory note (the “SMC Note”) in the principal amount of $2,981 issued to ACM Shanghai, which in turn issued to ACM a promissory note (the “Intercompany Note”) in the principal amount of $2,981 in payment of the Warrant exercise price. Each of the SMC Note and the Intercompany Note bears interest at a rate of 3.01% per annum and matures on August 17, 2023. The SMC Note was secured by a pledge of the shares issued upon exercise of the Warrant.

In connection with its follow-on public offering of Class A common stock in August 2019, ACM agreed to purchase a total of 154,821 of the Warrant shares from SMC at a per share price of $13.195, of which (a) $1,161 was applied to reduce SMC’s obligations to ACM Shanghai under the SMC Note, and which ACM then withheld for its own account and applied to reduce ACM Shanghai’s obligations to ACM under the Intercompany Note, and (b) the remaining $882 was paid to SMC. In a separate transaction, ACM Shanghai repaid $1,161 of the SMC Investment in cash, which reduced the amount of the SMC Investment due to SMC to $1,820.

The SMC Note and SMC Investment are offsetting items in the Company’s consolidated balance sheet in accordance with Accounting Standards Codification 210-20-45-1 up to April 30, 2020.
In preparation for the STAR IPO, ACM Shanghai was required to terminate its financial relationship with SMC. In order to facilitate such termination, on April 30, 2020, ACM entered into two agreements relating to outstanding obligations among ACM Research, ACM Shanghai and SMC. Pursuant to such agreements: (i) ACM Shanghai assigned to ACM its rights under the SMC Note, including the right to receive payment of the $1,820 payable thereunder; (ii) ACM cancelled the outstanding $1,820 obligation of ACM Shanghai under the Intercompany Note; (iii) SMC surrendered its remaining 242,681 Warrant shares to ACM Research; and (iv) in exchange for such 242,681 Warrant shares, ACM agreed to deliver to SMC certain consideration (“SMC Consideration”) agreed upon by ACM Research and SMC, subject to obtaining certain PRC regulatory approvals. Under the agreements, if the required approvals were not obtained by December 31, 2023, ACM would cancel the SMC Note as consideration for the 242,681 Warrant shares. In a separate transaction in April 2020, ACM Shanghai repaid the remaining $1,820 of the SMC Investment in cash.

The SMC Consideration is accounted for as a financial liability, and the Company applies fair value option to measure the SMC Consideration in accordance with Accounting Standards Codification 825-15-4a. On April 30, the SMC Consideration was $9,716. The financial liability was remeasured to fair value of $15,147 as of June 30, 2020 and the Company recognized change in fair value of financial liability of $5,431 for the three and six months ended June 30, 2020, which was charged to the consolidated statement of operations.

The SMC Note amounted to $1,820 and was included in the other receivables in the Company’s consolidated balance sheet as of June 30, 2020.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 12– RELATED PARTY BALANCES AND TRANSACTIONS

Prepaid expenses	June 30, 2020	December 31, 2019
Ninebell	$878	$348

Accounts payable	June 30, 2020	December 31, 2019
Ninebell	$2,261	$727
Shengyi	528	488
Total	$2,789	$1,215

	Three months ended June 30		Six months ended June 30
Purchase of materials	2020	2019	2020	2019
Ninebell	$3,370	$2,483	$5,523	$4,803
Shengyi	456	192	514	192
Total	$3,826	$2,675	$6,037	4,995

	Three months ended June 30		Six Months ended June 30
Service fee charged by	2020	2019	2020	2019
Shengyi	$144	$-	190	$-

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

During the six months ended June 30, 2020 and 2019, ACM issued 185,903 and 104,627 shares of Class A common stock upon option exercises by employees and non-employees, respectively. During the six months ended June 30, 2020, ACM issued 64,717 shares of Class A common stock upon a cashless warrant exercise by a non-employee.

During the three months ended June 30, 2020 and 2019, ACM issued 115,425 and 38,252 shares, respectively, of Class A common stock upon option exercises by employees and non-employees.

During the three and six months ended June 30, 2020, SMC transferred its ownership of 242,681 shares of Class A common stock to ACM in exchange for the SMC Consideration. The 242,681 shares were cancelled during the three and six months ended June 30, 2020. (Note 11)

There were issued and outstanding 16,250,092 shares of Class A common stock and 1,802,606 shares of Class B common stock at June 30, 2020 and 16,182,151 shares of Class A common stock and 1,862,608 shares of Class B common stock at December 31, 2019.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 14 – REDEEMABLE NON-CONTROLLING INTERESTS

The components of the change in redeemable non-controlling interests for the six months ended June 30, 2020 are presented in the following table:

Balance at December 31, 2019	$60,162
Net income attributable to redeemable non-controlling interests	643
Effect of foreign currency translation gain attributable to redeemable non-controlling interests	(847)
Reclassification of redeemable non-controlling interest	(59,958)
Balance at June 30, 2020	$-

Upon the submission of application documents by ACM Shanghai for the STAR Listing and the STAR IPO to the Shanghai Stock Exchange during the second quarter of 2020, the redemption feature of the private placement funding (note 1) terminated and the aggregate proceeds of the funding therefore were reclassified from redeemable non-controlling interests to non-controlling interests. Further, upon the termination of such redemption feature, the Company released the aggregate proceeds of the private placement funding from reserved cash, which the Company previously had voluntarily imposed in light of a potential redemption.

NOTE 15– STOCK-BASED COMPENSATION

In January 2020 ACM Shanghai adopted a 2019 Stock Option Incentive Plan (the “Subsidiary Stock Option Plan”) that provides for, among other incentives, the granting to officers, directors, employees of options to purchase shares of ACM Shanghai’s common stock. The fair value of the stock options granted is estimated at the date of grant based on the Black-Scholes option pricing model using assumptions generally consistent with those used for ACM’s stock options. Because ACM Shanghai shares are not currently publicly traded, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to ACM Shanghai.

ACM’s stock-based compensation consists of employee and non-employee awards issued under the 1998 Stock Option Plan and the 2016 Omnibus Incentive Plan and as standalone options. ACM granted stock options to employees under the 2016 Omnibus Incentive Plan during the six months ended June 30, 2019. The vesting condition may consist of service period determined by the Board of Directors for s grant or certain performance conditions determined by the Board of Directors for a grant. The fair value of the stock options granted with service period based condition is estimated at the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted with market based condition is estimated at the date of grant using the Monte Carlo simulation model.

The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-Based Compensation Expense:
Cost of revenue	$43	$29	$88	$59
Sales and marketing expense	164	46	258	80
Research and development expense	188	94	375	180
General and administrative expense	460	449	823	1,043
	$855	$618	$1,544	$1,362

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense by type:
Employee stock purchase plan	$635	$291	$1,066	$512
Non-employee stock purchase plan	140	327	312	850
Subsidiary option grants	80	-	166	-
	$855	$618	$1,544	$1,362

Employee Awards

The following table summarizes the Company’s employee share option activities during the six months ended June 30, 2020:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	2,994,063	$2.59	$6.77	7.05 years
Granted	708,399	9.88	24.13	-
Exercised	(41,172)	2.71	6.47
Expired	-	-	-
Forfeited/cancelled	(39,120)	5.10	13.46
Outstanding at June 30, 2020	3,622,170	$3.98	$10.10	7.16 years
Vested and exercisable at June 30, 2020	1,997,526

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)
As of June 30, 2020 and December 31, 2019, $10,252 and $4,712, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM were expected to be recognized over a weighted-average period of 2.44 years and 1.47 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

Non-employee Awards

The following table summarizes ACM’s non-employee stock option activities during the six months ended June 30, 2020:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	1,101,613	$0.82	$2.69	5.85 years
Granted	20,000	10.29	25.60	-
Exercised	(144,731)	1.22	4.19
Expired	-
Forfeited/cancelled	-
Outstanding at June 30, 2020	976,882	$0.95	$2.93	5.39 years
Vested and exercisable at June 30, 2020	929,397

As of June 30, 2020 and December 31, 2019, $279 and $406, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.13 years and 0.23 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair value of options granted to employee and non-employee with a service period based condition is estimated on the grant date using the Black-Scholes valuation model with the following assumptions.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)
Six Months Ended June 30,
2020
Fair value of common share(1)	$22.07-38.26
Expected term in years(2)	5.50-6.25
Volatility(3)	42.17%-46.14%
Risk-free interest rate(4)	0.51%-0.82%
Expected dividend(5)	0%

(1)	Common stock value was the close market value on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of ACM’s comparable companies in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

The fair value of option granted to employee with market based condition is estimated on the grant date using the Monte Carlo simulation model with the following assumptions.

Six Months Ended June 30,
2020
Fair value of common share(1)	$22.07
Expected term in years(2)	9.20 - 9.80
Volatility(3)	45.10%
Risk-free interest rate(4)	2.68%
Expected dividend(5)	0%

(1)	Common stock value was the close market value on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of ACM’s comparable companies in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

ACM Shanghai Option Grants

The following table summarizes the ACM Shanghai employee stock option activities during the six months ended June 30, 2020:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	-	$-	$-	-
Granted	5,869,808	0.22	1.87
Exercised	-	-	-
Expired	-	-	-
Forfeited/cancelled	(330,770)	0.23	1.87
Outstanding at June 30, 2020	5,539,038	$0.22	$1.87	4.01 years
Vested and exercisable at June 30, 2020	-

During the three and six months ended June 30, 2020, the Company recognized stock-based compensation expense of $80 and $166, respectively, related to stock option grants of ACM Shanghai. As of June 30, 2020, $989 of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 3.01 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods) and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

ACM Shanghai has shown a three-year historical cumulative profit and has projections of future income. As a result, the Company does not maintain a valuation allowance.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance on income taxes under which the Company may only recognize or continue to recognize tax positions that meet a more likely than not threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax expense of $1,859 and $876 during the three months ended June 30, 2020 and 2019, respectively, and $2,163 and $995 during the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company’s total unrecognized tax benefits were $155, which would not affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the six months ended June 30, 2020.

The Company files income tax returns in the United States and state and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 2009 through December 31, 2019. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services. The Company’s three PRC subsidiaries, ACM Shanghai, ACM Wuxi and ACM Shengwei, are liable for PRC corporate income taxes at the rates of 15%, 25% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, ACM’s PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.

ACM files income tax returns in the United States and state and foreign jurisdictions. Those federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for 2009 through 2019. To the extent ACM has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service or state or foreign tax authorities to the extent utilized in a future period.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

The U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. It contains several provisions that may have financial statement effects. Key aspects of the CARES Act include the following:

•	repealed the 80% taxable income limitation for 2018, 2019 and 2020, and allows those years to be carried back up to five years;
•	allows corporations to claim 100% of AMT credits in 2019, and provides for an election to take the entire refundable credit amount in 2018;
•	raised the Section 163(j) ATI limit from 30% to 50% for businesses; and
•
made technical corrections to TCJA for Qualified Improvement Property (“QIP”) and designates QIP as 15-year property for depreciation purposes, which makes QIP a category eligible for 100% bonus depreciation

The CARES Act is not expected to have a material impact on income taxes in the Company’s consolidated financial statements.

Income tax expense was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Total income tax expense	$(2,163)	$(995)	$(1,859)	$(876)

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 8 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of June 30, 2020, the Company had $896 of open capital commitments.

During the three and six months ended June 30, 2020, ACM Shengwei entered into a Grant Contract for State-owned Construction Land Use Right in Shanghai City, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration to acquire a land use right for approximately 43,000 square meters (10.6 acres) of land in the Lingang Heavy Equipment Industrial Zone of Lin-gang Special Area of China (Shanghai) pilot free trade zone for a period of fifty years at an aggregate price of RMB 61.7 million ($8,700).

As at June 30, 2020, the Company had fully paid the aggregate price for the land use right, which is recorded in other long-term assets in the condensed consolidated balance sheets, and a performance deposit of RMB 12.3 million ($1,700), which is equal to 20% of the aggregate land use right cost, to secure its achievement of certain performance milestones. The portion of this performance deposit that is expected to be refunded within one year is recorded in other receivables in the condensed consolidated balance sheets, and the portion of this performance deposit that is expected to be refunded after more than 1 year was recorded in other long-term assets in the condensed consolidated balance sheets.

Covenants in the Grant Contract require that, among other things, ACM Shengwei will be required to pay liquidated damages in the event that (a) it does not make a total investment (including the costs of construction, fixtures, equipment and grant fees) of at least RMB 450.0 million ($63,400) or (b) within six years after the land use right is obtained, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to the PRC at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.

As of June 30, 2020, the Company has paid RMB 47.5 million ($6,700) deposit for a potential purchase of housing properties which was recorded in other long-term assets in the condensed consolidated balance sheets.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements. As of June 30, 2020, the Company did not have any legal proceedings.

NOTE 18 – SUBSEQUENT EVENT

On July 16, 2020, SMIC completed its offering on the STAR Market (note 10) and priced its offered shares at RMB 27.46 ($3.89) per share, for total proceeds of RMB 46.3 billion ($6,550,000). The Partnership participated in the offering and acquired an aggregate of 80,589,949 shares, for a total of RMB 2.224 billion ($315,000).

On July 29, 2020, ACM and SMC entered into an amended agreement under which, in settlement of the SMC Consideration, ACM issued to SMC a warrant to purchase 242,681 shares of Class A common stock at a purchase price of $7.50 per share and ACM cancelled the SMC Note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, as well as those discussed below and elsewhere in this report, particularly in the section titled “Item 1A. Risk Factors” in Part II below.

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

Selling prices for our single-wafer wet-cleaning tools range from $2 million to more than $5 million. Our customers for single-wafer wet-cleaning and other front-end cleaning tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, SK Hynix Inc. and Yangtze Memory Technologies Co., Ltd. We recognized revenue from sales of single-wafer wet cleaning and other front-end processing equipment totaling $37.8 million, or 97% of total revenue, for the three months ending June 30, 2020 compared to $28.9 million, or 84% of total revenue, for the corresponding period in 2019. We recognized revenue from sales of single-wafer wet cleaning and other front-end processing equipment totaling $60.6 million, or 95.8% of total revenue, for the six months ending June 30, 2020 compared to $41.7 million, or 84.3% of total revenue, for the corresponding period in 2019.

Based on Gartner’s December 2019 estimates, the market for global wafer cleaning equipment (auto wet stations, single-wafer processors, and other clean process) grew by 20% to $3.46 billion in 2018, decreased by 5% to $3.28 billion in 2019, and was expected to decrease by 6% to $3.07 billion in 2020. We estimate, based on third-party reports and on customer and other information, that our cleaning products address more than 80% of this global wafer cleaning equipment market.

We focus our selling efforts on establishing a referenceable base of leading foundry, logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this customer base will help us penetrate the mature chip manufacturing markets and build credibility with additional industry leaders. Using a “demo-to-sales” process, we have placed evaluation equipment, or “first tools,” with a number of selected customers. Since 2009 we have delivered more than 105 single-wafer wet cleaning and other front-end processing tools, more than 95 of which have been accepted by customers and thereby generated revenue to us and the balance of which are awaiting customer acceptance should contractual conditions be met.

Since our formation in 1998, we have focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our tools have been developed using our key proprietary technologies:

•
Space Alternated Phase Shift, or SAPS, technology for flat and patterned wafer surfaces (such as via or deep trench with stronger structure), which employs alternating phases of megasonic waves to deliver megasonic energy in a highly uniform manner on a microscopic level;

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

•
Electro-Chemical Plating, or ECP, technology for advanced metal plating, which includes Ultra ECP AP, or Advanced Packaging, technology for back-end assembly processes and Ultra ECP MAP, or Multi-Anode Partial Plating, technology for front-end wafer fabrication processes.

We conduct substantially all of our product development, manufacturing, support and services in the People’s Republic of China, or the PRC. All of our tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 136,000 square feet of floor space for production capacity, with 50,000 square feet having been added in the second quarter of 2020 through an expansion of our second facility in the Pudong region of Shanghai. In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for land use rights in the Lingang region of Shanghai and paid a deposit for such rights. In July 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new development and production center. The planned 1,000,000 square foot facility will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide the floor space to support significantly more production capacity and related research and development activities when fully-staffed and supplied. Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO, Tahoe and ECP technologies, and enable us to design innovative products and solutions to address their needs.

We have been issued more than 285 patents in the United States, the PRC, Japan, Korea, Singapore and Taiwan.

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

•	In April 2020 we introduced the Ultra Furnace, our first system developed for multiple dry processing applications.
•	In May 2020 we introduced the Ultra C Family of semi-critical cleaning systems, including the Ultra C b for backside clean, the Ultra C wb automated wet bench, and the Ultra C s scrubber.

To help us establish and build relationships with chip manufacturers in the PRC, in 2006 we moved our operational center to Shanghai and began to conduct our business through our subsidiary ACM Shanghai. Since that time, we have expanded our geographic presence:

•	In 2011 we formed a wholly owned subsidiary in the PRC, ACM Research (Wuxi), Inc., which now is a wholly owned subsidiary of ACM Shanghai, to manage sales and service operations.
•
In June 2017 we formed a subsidiary in Hong Kong, CleanChip Technologies Limited, which now is a wholly owned subsidiary of ACM Shanghai, to act on our behalf in Asian markets outside the PRC by, for example, serving as a trading partner between ACM Shanghai and its customers, procuring raw materials and components, performing sales and marketing activities, and making strategic investments.

•
In December 2017 we formed a subsidiary in the Republic of Korea, ACM Research Korea CO., LTD., which now is a wholly owned subsidiary of ACM Shanghai, to serve our customers based in the Republic of Korea and perform sales, marketing, and research and development activities.

•	In March 2019 ACM Shanghai formed a wholly owned subsidiary in the PRC, Shengwei Research (Shanghai), Inc., to manage activities related to addition of future long-term production capacity.

We currently conduct the majority of our product development, support and services, and substantially all of our manufacturing, at ACM Shanghai. Our Shanghai operations position us to be near many of our current and potential new customers in the PRC (including Taiwan), Korea and throughout Asia, providing convenient access and reduced shipping and manufacturing costs.

•	Our initial factory is located in the Pudong Region of Shanghai and has a total of 36,000 square feet of available floor space.
•
In September 2018 we announced the opening of a second factory, also in the Pudong region of Shanghai. This facility initially had a total of 50,000 square feet of available floor space for production capacity, which was increased by 50,000 square feet in the second quarter of 2020.

•
In July 2020 ACM Shanghai began a multi-year construction project to build a development and production center in the Lingang region of Shanghai. The new facility is expected to have a total of 1,000,000 square feet of available floor space for production capacity.

Recent Developments

STAR Market Listing and IPO

In June 2019 we announced our intention to complete:

•	a listing, which we refer to as the STAR Listing, of shares of ACM Shanghai on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market; and
•	a concurrent initial public offering, which we refer to as the STAR IPO, of ACM Shanghai shares in the PRC, at a pre-offering valuation of not less than RMB 5.15 billion ($747.1 million).

We believe the STAR Listing will help us scale our business in mainland PRC, as we continue to seek to broaden our markets in Europe, Japan, Korea, Taiwan and the United States. Our global headquarters will continue to be located in Fremont, California, and we are committed to maintaining the listing of Class A common stock on the Nasdaq Global Market.

To qualify for the STAR Listing, ACM Shanghai was required to have multiple independent stockholders in the PRC. In June and November 2019, ACM Shanghai entered into private placement agreements with fifteen investors pursuant to which the investors purchased ACM Shanghai shares for a total of RMB 416.1 million ($59.7 million as of the investment dates). As of June 30, 2020, 91.7% of the outstanding shares of ACM Shanghai were owned by ACM Research and 8.3% were owned by the private placement investors.

Upon the submission of application documents by ACM Shanghai for the STAR Listing and STAR IPO to the Shanghai Stock Exchange during the second quarter of 2020, the shares of ACM Shanghai issued to the private placement investors were reclassified from redeemable non-controlling interests to non-controlling interests. Upon the termination of such redemption feature, we released the aggregate proceeds of the private placement funding from reserved cash, which we previously had voluntarily imposed in light of a potential redemption.

ACM Shanghai currently proposes to offer up to ten percent of its shares in the STAR IPO. The net proceeds of the STAR IPO are expected to be used to fund:

•	the land lease and building construction for ACM Shanghai’s proposed development and production center in the Lingang region of Shanghai;
•
product development to upgrade and expand our process equipment targeted at more advanced process nodes, including technical improvement and development of TEBO megasonic cleaning equipment, Tahoe single wafer wet bench combined cleaning equipment, front-end brush scrubbing equipment, front end process electroplating equipment, Stress Free Polish equipment and vertical furnace equipment; and

•	working capital.

COVID–19 Outbreak

Following its initial outbreak in December 2019, COVID–19, or the coronavirus, spread across the PRC, the United States and globally. The COVID–19 outbreak affected our business and operating results for the first quarter of 2020. The COVID–19 situation continues to develop rapidly, and it is impossible for us to predict the effect and ultimate impact of the COVID–19 outbreak on our business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID–19 are expected to be temporary, the duration of the business disruptions, and related financial impact, of the outbreak cannot be estimated at this time. For an explanation of some of the risks we potentially face, please read carefully the information provided under “Item 1A. Risk Factors—Risks Related to the COVID–19 Outbreak,” of Part I of our Annual Report which is incorporated by reference in “Item 1A. Risk Factors” of Part II of this report.

The following summary reflects our expectations and estimates based on information known to us as of the date of this filing:

•
Operations: We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by the COVID–19 outbreak and related restrictions on transportation and public appearances. In February 2020 our ACM Shanghai headquarters were closed for an additional six days beyond the normal Lunar New Year Holiday in accordance with Shanghai government restrictions related to the outbreak. We took steps before and after the Lunar New Year to ensure no employees took unreasonable risks to rush back to work. Currently substantially all of our staff have returned to work at both of our Shanghai facilities. To date we have not experienced absenteeism of management or other key employees, other than certain of our executive officers being delayed in traveling back to the PRC after working from our California office in February. Our corporate headquarters are located in Alameda County in the San Francisco Bay Area and are the subject of a number of state and county public health directives and orders. These actions have not negatively impacted our business to date, however, because of the limited number of employees at our headquarters and the nature of the work they generally perform.

•
Customers: Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID–19 outbreak. Historically a majority of our revenue from sales of single-wafer wet cleaning equipment for front-end manufacturing has been derived from customers located in the PRC and surrounding areas that have been impacted by COVID–19. Three customers that accounted for 73.8% of our revenue in 2019 and 87.6% of our revenue in 2018 are based in the PRC and Korea. One of those customers, Yangtze Memory Technologies Co., Ltd. — which accounted for 27.5% of our 2019 revenue and 39.6% of our 2018 revenue — is based in Wuhan. While Yangtze Memory Technologies Co., Ltd. and other key customers continued to operate their fabrication facilities without interruption during and after the first quarter of 2020, they were forced to restrict access of service personnel and deliveries to and from their facilities. A portion of the shipments we previously had expected to deliver in the first quarter of 2020 were postponed due to these factors, and were subsequently delivered in the second quarter of 2020.

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

•
Projects: Our strategy includes a number of plans to support the growth of our core business, including the STAR Listing and STAR IPO with respect to shares of ACM Shanghai described above as well as ACM Shanghai’s recent acquisition of land rights in the Lingang area of Shanghai where we began construction of a new research and development center and factory in July 2020. The extent to which COVID–19 impacts these projects will depend on future developments that are highly uncertain, but to date, the timing of these ongoing projects has not been delayed or disrupted by COVID–19 or related government measures.

Government Research and Development Funding

ACM Shanghai has received six special government grants from the PRC’s Ministry of Science and Technology, the Shanghai Municipal Commission of Economy and Information, and the Shanghai Science and Technology Committee. The first grant, which was awarded in 2008, relates to the development and commercialization of 65nm to 45nm stress-free polishing technology. The second grant was awarded in 2009 to fund interest expense on short-term borrowings. The third grant was made in 2014 and relates to the development of electro copper-plating technology. The fourth grant was made in June 2018 and related to development of polytetrafluoroethylene. The fifth grant was made in 2020, and relates to the development of Tahoe single bench cleaning technologies. The sixth grant was made in 2020, and relates to the development of backside cleaning technologies. These governmental authorities provide the majority of the funding, although ACM Shanghai is also required to invest certain amounts in the projects.

The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

•
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $0.3 million in the first six months of 2020, as compared to $2.0 million in the corresponding period in 2019.

•
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired and then the recorded amounts of the assets are credited to other income over the useful lives of the assets. Related government subsidies recognized as other income totaled $73,000 and $74,000 in the first six months of 2020 and 2019, respectively.

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

Shipments in the three months ended June 30, 2020 totaled $45 million, as compared to $33 million in the three months ended June 30, 2019, and $12 million in the three months ended March 31, 2020. Shipments in the six months ended June 30, 2020 totaled $57 million, as compared to $47 million in the corresponding period in 2019.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Adjusted EBITDA Data:
Net Income	$2,459	$6,168
Interest expense (income), net	(316)	300
Income tax expense	2,163	995
Depreciation and amortization	441	388
Stock based compensation	1,544	1,362
Change in fair value of financial liability	5,431	-
Adjusted EBITDA	$11,722	$9,213

Adjusted EBITDA in the six months ended June 30, 2020, increased by $2.5 million as compared to the same period in 2019, due to a decrease of $3.7 million in net income, an increase of $1.2 million in income tax expense, and an increase of $0.2 million in stock-based compensation expense, offset by a $5.4 million non-cash, non-operating change in fair value of financial liability, and a net reduction in interest expense of $616,000. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be materially affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Government Research and Development Funding.”

Free Cash Flow

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(10,651)	$(4,607)
Purchase of property and equipment	(1,529)	(325)
Purchase of intangible assets	(55)	(71)
Purchase of long-term investments	(14,130)	-
Prepayment for land-use-right and property	(15,438)	-
Free cash flow	$(41,803)	$(5,003)

Free cash flow declined by $36.8 million in the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to (a) investments in ACM Shanghai’s development and production center in the Lingang region of Shanghai, (b) purchase of long-term investments in Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.), a Chinese limited partnership based in Shanghai which participated in SMIC’s Star Market IPO, and in which ACM Shanghai became a limited partner, (c) factors driving net cash provided by operating activities (an increase in accounts payable, other long-term liabilities and inventory, offset by an increase in accounts receivable and other receivables), and (d) increased purchases of property and equipment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

Adjusted Operating Income

Adjusted operating income excludes stock-based compensation and the change in fair value of financial liability from income from operations. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. The use of non-GAAP financial measures excluding stock-based compensation has limitations, however. If we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher and our cash holdings would be less. Management also considers it useful to exclude the non-cash, non-operating change in fair value of financial liability from income from operations in order to better understand the long term performance of our core business. The following tables reflect the exclusion of stock-based compensation, or SBC, and the change in fair value of financial liability from line items comprising income from operations:

	Six Months Ended June 30,
	2020				2019
	Actual			Adjusted	Actual		Adjusted
	(GAAP)	SBC	Change in fair value of financial liability	(Non-GAAP)	(GAAP)	SBC	(Non-GAAP)
	(In thousands)

Revenue	$63,397	$-	$-	$63,397	$49,489		$49,489
Cost of revenue	(33,813)	(88)	-	(33,725)	(27,532)	(59)	(27,473)
Gross profit	29,584	(88)	-	29,672	21,957	(59)	22,016
Operating expenses:
Sales and marketing	(7,600)	(258)	-	(7,342)	(4,793)	(80)	(4,713)
Research and development	(8,898)	(375)	-	(8,523)	(6,106)	(180)	(5,926)
General and administrative	(4,532)	(823)	-	(3,709)	(4,146)	(1,043)	(3,103)
Income from operations	$8,554	$(1,544)	$-	$10,098	$6,912	$(1,362)	$8,274
Change in fair value of financial liability	(5,431)	-	(5,431)	-	-		-
Net income	$1,624	$(1,544)	$(5,431)	$8,599	$6,168	$(1,362)	$7,530

Adjusted operating income for the six months ended on June 30, 2020 increased by $1.8 million, as compared with the same period in 2019, due to a $1.6 million increase in income from operations, and a $182,000 increase in stock-based compensation expense.

Critical Accounting Policies and Significant Judgments and Estimates

There were no significant changes in our critical accounting policies or significant judgments or estimates during the six months ended June 30, 2020 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) effective January 1, 2020. For information regarding the impact of recently adopted accounting standards, refer to note 2 to the condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report and is updated in note 2 to the condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.4	54.7	53.3	55.6
Gross margin	49.6	45.3	46.7	44.4
Operating expenses:
Sales and marketing	11.8	10.1	12.0	9.7
Research and development	13.4	11.5	14.0	12.3
General and administrative	5.6	7.6	7.1	8.4
Total operating expenses, net	30.8	29.2	33.2	30.4
Income from operations	18.8	16.1	13.5	14.0
Interest income (expense), net	0.2	(0.6)	0.5	(0.6)
Change in fair value of financial liability	(13.9)	-	(8.6)	-
Other income, net	0.4	1.9	1.3	0.6
Equity income in net income of affiliates	0.5	0.5	0.6	0.5
Income before income taxes	6.0	17.9	7.3	14.5
Income tax expense	(4.8)	(3.0)	(3.4)	(2.0)
Net income	1.2	14.9	3.9	12.5
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	1.5	-	1.3	-
Net income (loss) attributable to ACM Research, Inc.	(0.3)%	14.9%	2.6%	12.5%

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended June 30,
	2020	2019	% Change 2020 v 2019
`	(in thousands)
Revenue	$39,049	$29,010	34.6%

The increase in revenue of $10.0 million in the three months ended June 30, 2020 as compared to the same period in 2019 consisted of an increase in revenue of $8.9 million from single-wafer cleaning and other front-end processing equipment and an increase in revenue of $1.1 million from back-end wafer assembly and packaging equipment and spares.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Cost of revenue	$19,693	$15,879	24.0%
Gross profit	19,356	13,131	47.4%
Gross margin	49.57%	45.26%	4.3

Cost of revenue increased $3.8 million and gross profit increased $6.2 million in the three months ended June 30, 2020 as compared to the corresponding period in 2019 due to the increased sales volume noted above and a 4.3% increase in gross margin, which reflected differences in product mix and increased production scale.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended June 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Sales and marketing expense	$4,595	$2,924	57.1%
Research and development expense	5,221	3,341	56.3%
General and administrative expense	2,204	2,205	0.0%
Total operating expenses	$12,020	$8,470	41.9%

Sales and marketing expense increased by $1.7 million in the three months ended June 30, 2020 as compared to the corresponding period in 2019. Sales and marketing expense consists primarily of:

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

Research and development expense increased by $1.9 million in the three months ended June 30, 2020 as compared to the corresponding period in 2019, principally as a result of increases in new product development, testing fees and personnel costs. Research and development expense represented 13.4% and 11.5% of our revenue in the three months ended June 30, 2020 and 2019, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $5.3 million, or 13.7% of revenue, in the three months ended June 30, 2020 and $4.1 million, or 14.0% of revenue, in the corresponding period in 2019. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense was unchanged in the three months ended June 30, 2020 as compared to the corresponding period in 2019. General and administrative expense consists primarily of:

•	compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;
•	professional fees, including accounting and legal fees;
•	other corporate expenses; and
•	allocated overhead for rent and utilities.

We expect that, for the foreseeable future, general and administrative expenses will increase in absolute dollars, as we incur additional costs associated with growing our business and operating as a public company in the United States and the PRC.

Other Income and Expenses

	Three Months Ended June 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Interest Income	$320	$24	1233.3%
Interest Expense	(228)	(194)	17.5%
Interest Income (expense), Net	$92	$(170)	-154.1%

Other income, net	$149	$543	-72.6%

Interest income consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We earned $92,000 of interest income, net in the three months ended June 30, 2020 as compared to incurring ($170,000) of interest expense, net in the corresponding period in 2019. This was a result of a larger balance of cash and equivalents and restricted cash along and a similar amount of borrowings under short-term bank loans.

Other income, net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. Other income (expense), declined by $394,000 in the three months ended June 30, 2020 as compared to Other income (expense) in the corresponding period in 2019, due to primarily a change in the amount of gains and losses resulting from changes in the RMB-to-U.S. dollar exchange rate, and higher income related to PRC funding.

Change in fair value of financial liability

As described in note 11 to the condensed consolidated financial statements included in this report, as of the beginning of the second quarter, Shengxin (Shanghai) Management Consulting Limited Partnership, or SMC, held 242,681 shares of Class A common stock. Those shares had been acquired in March 2017 by the exercise of a warrant, for which SMC paid the exercise price by delivery of a promissory note.

In preparation for the STAR IPO, ACM Shanghai was required to terminate its financial relationship with SMC. In order to facilitate such termination, on April 30, 2020, we entered into agreements pursuant to which, among other things, SMC surrendered its 242,681 Warrant shares to us and we agreed to deliver to SMC, subject to PRC regulatory approvals, one of certain specified types of consideration, which we refer to as the SMC Consideration.

The SMC Consideration is accounted for as a financial liability, and we apply the fair value option to measure the SMC Consideration in accordance with Accounting Standards Codification 825-15-4a. On April 30, 2020, the fair value of the SMC Consideration was $9.7 million. Based on the change in our Class A common stock during the period of April 30, 2020 until June 30, 2020, the financial liability was marked to market to a fair value of $15.1 million as of June 30, 2020. Accordingly, we recognized a change in fair value of financial liability of $5.4 million for the three and six months ended June 30, 2020. This was a non-cash, non-operating expense that was excluded from our non-GAAP results.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Total income tax expense	$(1,859)	$(876)

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

The CARES Act is not expected have a material impact on income taxes in the Company’s consolidated financial statements.

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

As described above under “—STAR Market Listing and IPO,” in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. As a result, commencing with the three months ended September 30, 2019, we reflect, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the three months ended June 30, 2020, this amount totaled $577,000.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

	Six Months Ended June 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Revenue	$63,397	$49,489	28.1%

The increase in revenue of $13.9 million in the six months ended June 30, 2020 as compared to the same period in 2019 reflected increases in revenue of $18.9 million from single-wafer cleaning and other front-end processing equipment, offset by a decrease in revenue of $5.0 million from back-end wafer assembly and packaging equipment and spares.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Cost of revenue	$33,813	$27,532	22.8%
Gross profit	29,584	21,957	34.7%
Gross margin	46.66%	44.37%	2.3

Cost of revenue increased $6.3 million and gross profit increased $7.6 million in the six months ended June 30, 2020, as compared to the corresponding period in 2019, due to increased sales volume and higher gross margin. Gross margin increased by 2.3 percentage points during the six months ended June 30, 2020, versus the comparable period in 2019 due to differences in product mix and production scale.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Six Months Ended June 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Sales and marketing expense	$7,600	$4,793	58.6%
Research and development expense	8,898	6,106	45.7%
General and administrative expense	4,532	4,146	9.3%
Total operating expenses	$21,030	$15,045	39.8%

Sales and marketing expense increased by $2.8 million in the six months ended June 30, 2020, as compared to the corresponding period in 2019. Sales and marketing expense consists primarily of:

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

Research and development expense increased by $2.8 million in the six months ended June 30, 2020 as compared to the corresponding period in 2019, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 14.0% and 12.3% of our revenue in the six months ended June 30, 2020 and 2019, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $9.2 million, or 14.5% of revenue, in the six months ended June 30, 2020 and $8.1 million, or 16.4% of revenue, in the corresponding period in 2019. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased by $386,000 in the six months ended June 30, 2020 as compared to the corresponding period in 2019. General and administrative expense consists primarily of:

•	compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;
•	professional fees, including accounting and legal fees;
•	other corporate expenses; and
•	allocated overhead for rent and utilities.

We expect that, for the foreseeable future, general and administrative expenses will increase in absolute dollars, as we incur additional costs associated with growing our business and operating as a public company in the United States and the PRC.

Other Income and Expenses

	Six Months Ended June 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Interest Income	$655	$33	1884.8%
Interest Expense	(339)	(333)	1.8%
Interest Income (expense), net	$316	$(300)	-205.3%

Other income, net	$826	$282	192.9%

Interest income consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We earned $316,000 of interest income, net in the six months ended June 30, 2020 as compared to incurring ($300,000) of interest expense, net in the corresponding period in 2019. This was a result of a larger balance of cash and equivalents and restricted cash along with reduced borrowings under short-term bank loans.

Other income (expense), net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “Government Research and Development Funding” above. Other income (expense), increased by $544,000 in the six months ended June 30, 2020 as compared to Other income (expense) in the corresponding period in 2019, due to higher income related to PRC funding, and a change in the amount of gains and losses resulting from changes in the RMB-to-U.S. dollar exchange rate.

Change in fair value of financial liability

We recognized a change in fair value of financial liability of $5.4 million for the three and six months ended June 30, 2020, as the result of the increase in fair value of the SMC Consideration from $9.7 million on April 30, 2020, when the SMC Consideration was created, to $15.1 million as of June 30, 2020. For more information, please see note 11 to the condensed consolidated financial statements included in this report and “—Comparison of Three Months Ended June 30, 2020 and 2019—Change in fair value of financial liability.”

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Total income tax expense	$(2,163)	$(995)

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. It contains several provisions that may have financial statement effects. Key Aspects of the CARES Act include the following:

•	repealed the 80% taxable income limitation for 2018, 2019 and 2020, and also allows those years to be carried back up to five years;
•	allows corporations to claim 100% of AMT credits in 2019, and also provides for an election to take the entire refundable credit amount in 2018;
•	raises Section 163(j) ATI limit from 30% to 50% for businesses; and
•
makes technical corrections to TCJA for Qualified Improvement Property (“QIP”), and designates QIP as 15-year property for depreciation purposes, which makes QIP a category eligible for 100% bonus depreciation.

The CARES Act is not expected have a material impact on income taxes in the Company’s consolidated financial statements.

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

As described above under “—STAR Market Listing and IPO,” in 2019 ACM Shanghai sold 8.3% of its shares to private placement investors in connection with the STAR Listing. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. As a result, commencing with the three months ended September 30, 2019, we have reflected, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the six months ended June 30, 2020, this amount totaled $835,000.

Liquidity and Capital Resources

During the first six months of 2020, we funded our technology development and operations principally through our beginning cash balance, including application of net proceeds from our initial public offering and follow-on public offering of Class A common stock in 2017 and 2019, respectively, and short-term borrowings by ACM Shanghai from local financial institutions.

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

Sources of Funds

Cash Flow from Operating Activities. Our operations used cash flow of $10.7 million in the first six months of 2020. Our cash flow from operating activities is influenced by (a) the level of net income, (b) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (c) increases in the number of customers using our products, and (d) the amount and timing of payments by customers.

Equity and Equity-related Securities. During the six months ended June 30, 2020, we received proceeds of $873,000 from sales of Class A common stock pursuant to option exercises.

Release of Voluntarily Restricted Proceeds. During the six months ended June 30, 2020, we released the restrictions on $58.8 million of the cash proceeds received from the private placement investors that purchased ACM Shanghai shares in anticipation of the STAR Listing (see “—Recent Developments—STAR Market Listing and IPO” above). Previously, due to the investors’ redemption rights, we had voluntarily chosen to hold the proceeds as restricted cash. These redemption rights were removed upon submission of the STAR Listing application.

Short-Term Loan Facilities. We have short-term borrowings with three banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at June 30, 2020
				(in thousands)
Bank of China Pudong Branch	June 2020	December 2020	4.35%	RMB30,000	RMB17,000
				$4,239	$2,402
Bank of Shanghai Pudong Branch	April 2020	May 2021 - June 2021	3.48%-4.68%	RMB70,000	RMB66,858
				$9,891	$9,447
Bank of Communications	April 2020	April 2021 - May 2021	3.65%-4.65%	RMB20,000	RMB20,000
				$2,826	$2,826
China Everbright Bank	February 2020	August 2020	5.22%	RMB50,000	RMB19,000
				$7,065	$2,685
China Everbright Bank	April 2020	April 2021 - June 2021	2.7%-4.7%	RMB80,000	RMB59,531
				$11,304	$8,412
				$35,325	$25,772

(1)	Converted from RMB to dollars as of June 30, 2020

All of the amounts owing under the line of credit with China Everbright Bank and Bank of China Pudong Branch are guaranteed by Dr. David Wang, our Chief Executive Officer, President and Chair of the Board.  All of the amounts owing under the line of credit with Bank of Shanghai Pudong Branch are guaranteed by Dr. David Wang, our Chief Executive Officer, President and Chair of the Board, and CleanChip Technologies LTD, a wholly owned subsidiary of ACM Shanghai.

Government Research and Development Grants. As described under “Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received cash payments of $2.8 million related to such grants received in the six months ended June 30, 2020, as compared to cash payments of $1.5 million related to such grants received during the same period in 2019. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital. The following table sets forth selected working capital information:

June 30, 2020
(in thousands)
Cash and cash equivalents	$86,397
Accounts receivable, less allowance for doubtful amounts	58,903
Inventory	49,772
Working capital	$195,072

Our cash and cash equivalents at June 30, 2020 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Capital Expenditures. We incurred $1.6 million in capital expenditures in the first six months of 2020, versus $0.4 million during the same period in 2019.

Long-term Investments. ACM Shanghai made a $14.1 million long-term investment in the Qingdao Limited Partnership Fund during the first six months of 2020, which partnership was formed to establish a special fund that would purchase, in a strategic placement, shares of Semiconductor Manufacturing International Corporation to be listed on the STAR Market.

Other Long-term Assets. ACM Shanghai made cash payments totaling $15.4 million in the first six months of 2020 in connection with its project to build a development and production center in the Lingang region of Shanghai.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item303 (a)(4)(ii) of Regulation S‑K under the Securities Act of 1933.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of provisions that reduce our reporting and other obligations from those otherwise generally applicable to public companies. We may take advantage of these provisions until December 31, 2020, at which time we will become a “large accelerated filer” for purposes of the SEC’s disclosure requirements as the result of the market value of our capital stock held by non-affiliates exceeding $700 million as of June 30, 2020. We have chosen to take advantage of some of the emerging growth company provisions, and as a result we may not provide stockholders with all of the information that is provided by other public companies. We have, however, irrevocably elected not to avail ourselves, as would have been permitted by Section 107 of the JOBS Act, of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards, and we therefore will be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act of 1933 and as such are not required to provide information under this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, no changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments with regard to legal proceedings in the six months ended June 30, 2020 or in the subsequent period up to the date of this report.

ITEM 1A.	RISK FACTORS

Except as set forth below, there were no material changes to the risk factors discussed in Item 1A, “Risk Factors” of Part I in our Annual Report. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

If the STAR Listing and the STAR IPO are completed, ACM Research and ACM Shanghai both will be public reporting companies but each will be subject to separate, and potentially inconsistent, accounting and disclosure requirements, which may lead to investor confusion or uncertainty that could cause decreased demand for, or fluctuations in the price of, one or both of the companies’ publicly traded shares.

If ACM Shanghai completes the STAR Listing and the STAR IPO, it will be subject to accounting, disclosure and other regulatory requirements of the STAR Market. At the same time, ACM Research will remain subject to accounting, disclosure and other regulatory requirements of the SEC and the Nasdaq Global Market, or Nasdaq. As a result, ACM Research and ACM Shanghai periodically will disclose information simultaneously pursuant to differing laws and regulations. Even though substantially all of the operations of ACM Research are currently conducted through ACM Shanghai, the information disclosed by the two companies will differ, and may differ materially from time to time, due to the distinct, and potentially inconsistent, accounting standards applicable to the two companies and disclosure requirements imposed by securities regulatory authorities, as well as differences in language, culture and expression habit, in composition of investors in the United States and PRC, and in the capital markets of the United States and the PRC.

Differing disclosures could lead to confusion or uncertainty among investors in the publicly traded shares of one or both companies. Differences between the price of ACM Shanghai shares on the STAR Market and the price of ACM Research Class A common stock on Nasdaq could lead to increased volatility, as some investors seek to arbitrage price differences. Moreover, such volatility could be exacerbated by the fact that ACM Shanghai shares currently represent substantially all of the assets of ACM Research.

We could be adversely affected if proposed legislation is adopted regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms operating in the PRC such as our auditor, or if Nasdaq’s proposals requiring additional criteria to companies operating in “restrictive markets” become effective.

BDO China Shu Lun Pan Certified Public Accountants LLP, our independent registered public accounting firm, is not inspected by the Public Company Accounting Oversight Board, or PCAOB. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—Our auditor, as a registered public accounting firm operating in the PRC, is not permitted to be inspected by the Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspections” of Part I of our Annual Report. ACM is 1 of 283 companies named in PCAOB’s list of “Public Companies that are Audit Clients of PCAOB-Registered Firms from Non-U.S. Jurisdictions where the PCAOB is Denied Access to Conduct Inspections.”

On April 21, 2020, the SEC and the PCAOB issued a joint statement highlighting the significant disclosure, financial reporting and other risks associated with emerging market investments, including the PCAOB’s continued inability to inspect audit work papers of auditors in the PRC. This statement is the latest in a series of recent proposed actions:

•
In December 2018 the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by U.S. regulators in their oversight of financial statement audits of U.S.-listed reporting companies with significant operations in the PRC.

•
In June 2019 a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress that, if passed, would have required the SEC to maintain a list of foreign reporting companies for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges Act, or EQUITABLE Act, would have prescribed increased disclosure requirements for these reporting companies and, beginning in 2025, provided for the delisting from U.S. stock exchanges of reporting companies included on the SEC’s list for three consecutive years.

•
In May 2020 the U.S. Senate approved a bill entitled the “Holding Foreign Companies Accountable Act”, which, if also approved by the U.S. House of Representatives, would allow the SEC to delist the stocks of foreign companies listed on US exchanges that are audited by firms not allowed to be inspected by the PCAOB.

•
In May 2020 Nasdaq requested approval by the SEC of proposals that would impact companies with businesses principally administered in jurisdictions defined as “restrictive markets,” which likely would encompass the PRC. These proposals contemplate, among other things, the application of more stringent listing criteria if a listed company’s auditor does not demonstrate a PCAOB inspection record (as is the case with our auditor), employee expertise and training, or geographic or other resources sufficient to perform the company’s audit satisfactorily. Examples of more stringent criteria that Nasdaq could apply include requiring: (a) higher levels of equity, assets, earnings or liquidity than are otherwise needed; (b) that any public offering to be underwritten on a firm commitment basis (involving more due diligence by the underwriter); and (c) the imposition of lock-up restrictions on directors and officers to allow market mechanisms to determine an appropriate price for shares before the insiders could sell. Alternatively, Nasdaq could deny continued listing to a company.

It remains unclear what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on US companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange. Any such actions could materially affect our operations and stock price, including by resulting in our being de-listed from Nasdaq or being required to engage a new audit firm, which would require significant expense and management time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Initial Public Offering Proceeds

The net proceeds of our initial public offering of Class A common stock in November 2017, after deducting underwriting discounts and commissions and offering expenses, were $17.3 million. There was no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on November 3, 2017. As of June 30, 2020, we had applied all of the net proceeds to purchase inventory and ordinary course of business operations.

Item 6.	Exhibits

The following exhibits are being filed as part of this report:

Exhibit Number	Description
4.01‡	Warrant to Purchase Class A Common Stock issued to Shengxin (Shanghai) Management Consulting Limited Partnership dated July 29, 2020
10.01+‡
Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) dated as of May 7, 2020 between ACM Research (Lingang), Inc. and China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration

10.02+	Commitment Letter Regarding the Lock-up of Shares, effective as of May 26, 2020, of ACM Research, Inc.
10.03+	Commitment Letter Regarding Shareholding Intent and Intent to Reduce Shareholding, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang
10.04+
Commitment Letter Regarding the Plan and Binding Measures for Stabilizing the Stock Price of ACM Research (Shanghai), Inc. Within Three Years After Listing, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc., and certain individuals named therein

10.05+	Commitment Letter Regarding Fraudulent Issuance of Listed Shares, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc. and David H. Wang
10.06+‡	Commitment Letter Regarding the Lack of False Records, Misleading Statements or Major Omissions in the Preliminary Information Document, effective as of May 26, 2020, of ACM Research, Inc.
10.07+	Commitment Letter Regarding Making Up for Diluted Immediate Returns, effective as of May 26, 2020, of ACM Research, Inc.
10.08+‡	Commitment Letter Regarding Unfulfilled Commitment on Binding Measures, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang
10.09+	Commitment Letter Regarding the Avoidance of Competition in the Same Industry, effective as of May 26, 2020, of ACM Research, Inc.
10.10+	Commitment Letter Regarding the Standardization and Reduction of Related Transactions, effective as of May 26, 2020, of ACM Research, Inc.
10.11+	Commitment Letter Regarding the Avoidance of Funds Occupation and Illegal Guarantee, effective as of May 26, 2020, of ACM Research, Inc.
10.12+‡	Statement and Commitment Letter, effective as of May 26, 2020, of ACM Research, Inc.
10.13+	Commitment Letter Regarding Property Lease Matters, effective as of May 26, 2020, of ACM Research, Inc.
10.14+	Commitment Letter Regarding Social Insurance and Housing Provident Fund Matters, effective as of May 26, 2020, of ACM Research, Inc.
10.15+	Commitment Letter Regarding Foreign Exchange Matters, effective as of May 26, 2020, of ACM Research, Inc.
10.16+	Confirmation and Commitment Letter Regarding the Historical Evolution Related Matters Regarding ACM Research (Shanghai), Inc., effective as of May 26, 2020, of ACM Research, Inc.
10.17+	Confirmation Letter, effective as of May 26, 2020, of ACM Research, Inc.
10.18+‡
Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.) Partnership Agreement, dated June 9, 2020, among China Fortune Tech Capital Co., Ltd., as general partner, and the several limited partners named therein, including ACM Research (Shanghai), Inc.

10.19+‡
Supplementary Agreement to Partnership Agreement of Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.), dated June 15, 2020, among China Fortune Tech Capital Co., Ltd., as general partner, and the several limited partners named therein, including ACM Research (Shanghai), Inc.

10.20	Note Assignment and Cancellation Agreement dated April 30, 2020 by and among ACM Research, Inc., ACM Research (Shanghai), Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership
10.21(a)	Share Transfer and Note Cancellation Agreement dated April 30, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership
10.21(b)	Amendment No. 1 to Share Transfer and Note Cancellation Agreement dated July 29, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership
10.22
Adoption Agreement dated July 29, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (amending the Second Amended and Restated Registration Rights Agreement between ACM Research, Inc. and certain of its stockholders filed with the SEC on October 18, 2017 as Exhibit 10.09 to Amendment No. 1 to Registration Statement on Form S-1)

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
+ Unofficial English translation of original document prepared in Mandarin Chinese.
‡ Certain information redacted and replaced with “[***]”.
†Indicates management contract or compensatory plan.
*The certifications attached as Exhibit 32.01 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.
Date: August 10, 2020	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)