Form 10-Q
period 2020-09-30
ACM Research, Inc.
filed 2020-11-09
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	16,662,218 shares outstanding as of November 3, 2020
Class B Common Stock, $0.0001 par value	1,802,606 shares outstanding as of November 3, 2020

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

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$92,203	$58,261
Restricted cash	-	59,598
Trading securities (note 11)	23,888	-
Accounts receivable, less allowance for doubtful accounts of $0 as of September 30, 2020 and December 31, 2019 (note 3)	59,796	31,091
Other receivables	6,177	2,603
Inventories (note 4)	64,182	44,796
Prepaid expenses	5,531	2,047
Total current assets	251,777	198,396
Property, plant and equipment, net (note 5)	5,974	3,619
Land use right, net (note 2)	9,284	-
Operating lease right-of-use assets, net (note 8)	4,568	3,887
Intangible assets, net	335	344
Deferred tax assets (note 17)	10,093	5,331
Long-term investments (note 10)	6,580	5,934
Other long-term assets	8,008	192
Total assets	296,619	217,703
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 6)	28,327	13,753
Accounts payable	35,639	13,262
Advances from customers	8,011	9,129
Income taxes payable	3,589	3,129
Other payables and accrued expenses (note 7)	18,494	12,874
Current portion of operating lease liability (note 8)	1,388	1,355
Deferred revenue	819	-
Total current liabilities	96,267	53,502
Long-term operating lease liability (note 8)	3,180	2,532
Other long-term liabilities (note 9)	6,454	4,186
Total liabilities	105,901	60,220
Commitments and contingencies (note 18)
Redeemable non-controlling interests (note 15)	-	60,162
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 50,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 16,657,135 shares issued and outstanding as of September 30, 2020 and 16,182,151 shares issued and outstanding as of December 31, 2019 (note 14)	2	2
Common stock–Class B, par value $0.0001: 2,409,738 shares authorized as of September 30, 2020 and December 31, 2019; 1,802,606 shares issued and outstanding as of September 30, 2020 and 1,862,608 shares issued and outstanding as of December 31, 2019 (note 14)	-	-
Additional paid in capital	100,145	83,487
Accumulated surplus	25,758	15,507
Accumulated other comprehensive income (loss)	1,037	(1,675)
Total ACM Research, Inc. stockholders’ equity	126,942	97,321
Non-controlling interests	63,776	-
Total stockholders’ equity	190,718	97,321
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$296,619	$217,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$47,665	$33,427	$111,062	$82,916
Cost of revenue	27,324	17,173	61,137	44,705
Gross profit	20,341	16,254	49,925	38,211
Operating expenses:
Sales and marketing	3,924	3,886	11,524	8,679
Research and development	4,343	3,492	13,241	9,598
General and administrative	4,568	1,846	9,100	5,992
Total operating expenses, net	12,835	9,224	33,865	24,269
Income from operations	7,506	7,030	16,060	13,942
Interest income	179	95	834	128
Interest expense	(272)	(205)	(611)	(538)
Change in fair value of financial liability	(6,533)	-	(11,964)	-
Unrealized gain on trading securities	8,970	-	8,970	-
Other income (expense), net	(1,759)	1,850	(933)	2,132
Equity income (loss) in net income (loss) of affiliates	182	(9)	539	260
Income before income taxes	8,273	8,761	12,895	15,924
Income tax benefit (expense) (note 17)	1,747	328	(416)	(667)
Net income	10,020	9,089	12,479	15,257
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	1,393	307	2,228	307
Net income attributable to ACM Research, Inc.	$8,627	$8,782	$10,251	$14,950
Comprehensive income:
Net income	$10,020	$9,089	$12,479	$15,257
Foreign currency translation adjustment	5,757	(2,591)	4,099	(2,902)
Comprehensive Income	15,777	6,498	16,578	12,355
Less: Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	2,698	307	3,614	307
Comprehensive income attributable to ACM Research, Inc.	$13,079	$6,191	$12,964	$12,048

Net income attributable to ACM Research, Inc. per common share (note 2):
Basic	$0.47	$0.52	$0.57	$0.91
Diluted	$0.40	$0.45	$0.48	$0.80

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	18,201,943	16,999,746	18,124,665	16,381,944
Diluted	21,555,296	19,354,214	21,257,661	18,699,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2020 and 2019
 (in thousands, except share and per share data)
(unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2019	16,182,151	$2	1,862,608	$-	$83,487	$15,507	$(1,675)	$-	$97,321
Net income	-	-	-	-	-	10,251	-	1,585	11,836
Foreign currency translation adjustment	-	-	-	-	-	-	2,712	2,233	4,945
Exercise of stock options	592,946	-	-	-	2,191	-	-	-	2,191
Stock-based compensation	-	-	-	-	4,323	-	-	-	4,323
Conversion of class B common shares to Class A common shares	60,002	-	(60,002)	-	-	-	-	-	-
Share cancellation (note 12)	(242,681)	-	-	-	(9,715)	-	-	-	(9,715)
Issuance of warrants (note 12)	-	-	-	-	19,859	-	-	-	19,859
Exercise of stock warrants	64,717	-	-	-	-	-	-	-	-
Reclassification of redeemable non-controlling interest	-	-	-	-	-	-	-	59,958	59,958
Balance at September 30, 2020	16,657,135	$2	1,802,606	$-	$100,145	$25,758	$1,037	$63,776	$190,718

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	14,110,315	$1	1,898,423	$-	$56,567	$(3,387)	$(857)	$52,324
Net income attributable to ACM Research, Inc.	-	-	-	-	-	14,950	-	14,950
Foreign currency translation adjustment	-	-	-	-	-	-	(2,220)	(2,220)
Exercise of stock options	193,642	-	-	-	312	-	-	312
Cancellation of stock options	-	-	-	-	(576)	-	-	(576)
Stock-based compensation	-	-	-	-	2,919	-	-	2,919
Issuance of Class A common stock in connection with public offering	2,053,572	1	-	-	26,462	-	-	26,463
Share repurchase	(214,286)	-	-	-	(2,827)	-	-	(2,827)
Conversion of Class B common stock to Class A common stock	35,815	-	(35,815)	-	-	-	-	-
Balance at September 30, 2019	16,179,058	$2	1,862,608	$-	$82,857	$11,563	$(3,077)	91,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2020 and 2019
(in thousands, except share and per share data)
(unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests	Total Stockholders’ Equity
Balance at June 30, 2020	16,250,092	$2	1,802,606	$-	$76,189	$17,131	$(3,415)	$61,078	$150,985
Net income	-	-	-	-	-	8,627	-	1,393	10,020
Foreign currency translation adjustment	-	-	-	-	-	-	4,452	1,305	5,757
Exercise of stock options	407,043	-	-	-	1,318	-	-	-	1,318
Stock-based compensation	-	-	-	-	2,779	-	-	-	2,779
Issuance of warrants (note 12)	-	-	-	-	19,859	-	-	-	19,859
Balance at September 30, 2020	16,657,135	$2	1,802,606	$-	$100,145	$25,758	$1,037	$63,776	$190,718

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2019	14,229,942	$1	1,883,423	$-	$58,101	$2,781	$(1,168)	$59,715
Net income attributable to ACM Research, Inc.	-	-	-	-	-	8,782	-	8,782
Foreign currency translation adjustment	-	-	-	-	-	-	(1,909)	(1,909)
Exercise of stock options	89,015	-	-	-	140	-	-	140
Cancellation of stock options	-	-	-	-	(576)	-	-	(576)
Stock-based compensation	-	-	-	-	1,557	-	-	1,557
Issuance of Class A common stock in connection with public offering	2,053,572	1	-	-	26,462	-	-	26,463
Share repurchases	(214,286)	-	-	-	(2,827)	-	-	(2,827)
Conversion of Class B common stock to Class A common stock	20,815	-	(20,815)	-	-	-	-	-
Balance at September 30, 2019	16,179,058	$2	1,862,608	$-	$82,857	$11,563	$(3,077)	$91,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
 (in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$12,479	$15,257
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	774	586
Loss on disposals of property, plant and equipment	1	296
Equity income in net income of affiliates	(539)	(260)
Unrealized gain on trading securities	(8,970)	-
Deferred income taxes	(4,632)	(757)
Stock-based compensation	4,323	2,919
Change in fair value of financial liability	11,964	-
Net changes in operating assets and liabilities:
Accounts receivable	(27,575)	(19,634)
Other receivables	(3,512)	1,187
Inventory	(18,362)	(5,889)
Prepaid expenses	(3,371)	323
Other long-term assets	(839)	(182)
Accounts payable	22,023	(417)
Advances from customers	(1,142)	746
Income tax payable	389	162
Other payables and accrued expenses	5,962	2,352
Deferred revenue	819	-
Other long-term liabilities	2,172	(1,441)
Net cash flow used in operating activities	(8,036)	(4,752)

Cash flows from investing activities:
Purchase of property and equipment	(3,583)	(832)
Purchase of intangible assets	(81)	(114)
Purchase of land-use-right	(9,331)	-
Purchase of trading securities	(14,680)	-
Prepayment for property	(6,978)	-
Investments in unconsolidated affiliates	-	(4,348)
Net cash used in investing activities	(34,653)	(5,294)

Cash flows from financing activities:
Proceeds from short-term borrowings	31,068	18,267
Repayments of short-term borrowings	(16,881)	(11,770)
Repayments of notes payable	(1,820)	-
Proceeds from stock option exercise to common stock	2,191	312
Proceeds from issuance of Class A common stock in connection with public offering, net of direct issuance expenses of $2,287	-	26,463
Payment for repurchase of Class A common stock	-	(785)
Payment for cancellation of stock option	-	(576)
Proceeds from issuance of common stock to redeemable Non-controlling interest	-	27,264
Net cash provided by financing activities	14,558	59,175

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$2,475	$(2,407)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(25,656)	$46,722

Cash, cash equivalents and restricted cash at beginning of period	117,859	27,124
Cash, cash equivalents and restricted cash at end of period	$92,203	$73,846

Supplemental disclosure of cash flow information:
Interest paid	$611	$538
Cash paid for income taxes	$4,606	$-

Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Cash and cash equivalents	$92,203	$47,264
Restricted cash	-	26,582
Cash, cash equivalents and restricted cash	$92,203	$73,846
Non-cash financing activities:
Warrant conversion to common stock	$399	$-
Share cancellation, note 12	$9,715	$-
Issuance of warrant for settlement of financial liability and cancellation of note receivable	$19,859	$-

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

In June 2019 ACM announced plans to complete over the next three years a listing (the “STAR Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “STAR IPO”) of ACM Shanghai shares in the PRC. ACM Shanghai is currently ACM’s primary operating subsidiary, and at the time of announcement, was wholly owned by ACM. To meet a STAR Listing requirement that it have multiple independent stockholders in the PRC, ACM Shanghai completed private placements of its shares in June and November 2019, following which, as of September 30, 2020, the private placement investors held a total of 8.3% of the outstanding shares of ACM Shanghai and ACM Research held the remaining 91.7%. As part of the STAR Listing process, in June 2020 the ownership interests held by the private investors were reclassified from redeemable non-controlling interests to non-controlling interests as the redemption feature was terminated. (Note 15).

In preparation for the STAR IPO, the Company completed a reorganization in December 2019 that included the sale of all of the shares of CleanChip by ACM to ACM Shanghai for $3,500. The reorganization and sale had no impact on the Company’s consolidated financial statements.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

The Company has direct or indirect interests in the following subsidiaries:

		Effective interest held as at
Name of subsidiaries	Place and date of incorporation	September 30, 2020	December 31, 2019
ACM Research (Shanghai), Inc.	China, May 2005	91.7%	91.7%
ACM Research (Wuxi), Inc.	China, July 2011	91.7%	91.7%
CleanChip Technologies Limited	Hong Kong, June 2017	91.7%	91.7%
ACM Research Korea CO., LTD.	Korea, December 2017	91.7%	91.7%
Shengwei Research (Shanghai), Inc.	China, March 2019	91.7%	91.7%
ACM Research (CA), Inc.	USA, June 2019	91.7%	91.7%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%

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

The accompanying condensed consolidated balance sheet as of September 30, 2020, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019, condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any future period.

COVID-19 Assessment

The outbreak of COVID-19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. In December 2019 a series of emergency quarantine measures taken by the PRC government disrupted domestic business activities during the weeks after the initial outbreak of COVID-19. Since that time, an increasing number of countries, including the United States, have imposed restrictions on travel to and from the PRC and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID-19. The situation continues to develop, however, and it is impossible to predict the effect and ultimate impact of the COVID-19 outbreak on the Company’s business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The COVID-19 outbreak has been declared a worldwide health pandemic that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition. Through September 30, 2020 the Company did not experience significant negative impact of COVID-19 on its operations, capital and financial resources, including overall liquidity position.

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

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$10,020	$9,089	$12,479	$15,257
Net income attributable to non-controlling interests and redeemable non-controlling interests	1,393	307	2,228	307
Net income available to common stockholders, basic and diluted	$8,627	$8,782	$10,251	$14,950

Weighted average shares outstanding, basic	18,201,943	16,999,746	18,124,665	16,381,944
Effect of dilutive securities	3,353,353	2,354,468	3,132,996	2,317,066
Weighted average shares outstanding, diluted	21,555,296	19,354,214	21,257,661	18,699,010

Net income per common share:
Basic	$0.47	$0.52	$0.57	$0.91
Diluted	$0.40	$0.45	$0.48	$0.80

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three and nine months ended September 30, 2020 and 2019, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities that could share in ACM’s earnings. ACM’s potential dilutive securities consist of warrants and stock options for the three and nine months ended September 30, 2020 and 2019.

Land use right, net

The land use right represents the cost to purchase a right to use state-owned land in the PRC with lease terms of 50 years expiring in 2070, for which an upfront lump-sum payment was made during the first nine months of 2020. The Company classifies the land use right as non-current assets on the condensed consolidated balance sheets.

The land use right is carried at cost less accumulated amortization and impairment losses, if any. Amortization is computed using the straight-line method over the term specified in the land use right certificate, which is 50 years.

Concentration of Credit Risk

The Company is potentially subject to concentrations of credit risks in its accounts receivable. For the nine months ended September 30, 2020 and 2019, the Company’s three largest customers accounted for 79.8% and 72.3%, respectively, of revenue. For the three months ended September 30, 2020 and 2019, the Company’s three largest customers accounted for 72.1% and 98.6%, respectively, of revenue. As of September 30, 2020 and December 31, 2019, the Company’s three largest customers accounted for 76.9% and 67.7%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	September 30, 2020	December 31, 2019
Accounts receivable	$59,796	$31,091
Less: Allowance for doubtful accounts	-	-
Total	$59,796	$31,091

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, accounts receivable of $0 and $1,433, respectively, were pledged as collateral for borrowings from financial institutions.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 4 – INVENTORIES

At September 30, 2020 and December 31, 2019, inventory consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$27,254	$15,105
Work in process	13,882	10,407
Finished goods	23,046	19,284
Total inventory	$64,182	$44,796

System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

At September 30, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Manufacturing equipment	$4,093	$3,902
Office equipment	926	627
Transportation equipment	177	124
Leasehold improvement	1,471	1,442
Total cost	6,667	6,095
Less: Total accumulated depreciation	(3,751)	(3,077)
Construction in progress	3,058	601
Total property, plant and equipment, net	$5,974	$3,619

Depreciation expense was $195 and $176 for the three months ended September 30, 2020 and 2019, respectively, and $569 and $528 for the nine months ended September 30, 2020 and 2019, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 6 – SHORT-TERM BORROWINGS

At September 30, 2020 and December 31, 2019, short-term borrowings consisted of the following:

	September 30, 2020	December 31, 2019
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on January 23, 2020 with an annual interest rate of 5.22%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited. It was fully repaid on January 23, 2020.	$-	$5,057
Line of credit up to RMB 20,000 from Shanghai Rural Commercial Bank, due on February 21, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and pledged by accounts receivable. It was fully repaid on February 21, 2020.	-	1,433
Line of credit up to RMB 20,000 from Bank of Communications, due on January 18, 2020 with an annual interest rate of 5.66% and fully repaid on January 19, 2020.	-	1,433
Line of credit up to RMB 20,000 from Bank of Communications, due on January 22, 2020 with an annual interest rate of 5.66% and fully repaid on January 22, 2020.	-	717
Line of credit up to RMB 20,000 from Bank of Communications, due on February 14, 2020 with an annual interest rate of 5.66% and fully repaid on February 14, 2020.	-	717
Line of credit up to RMB 50,000 from China Everbright Bank, due on March 25, 2020 with an annual interest rate of 4.94%, guaranteed by the Company’s CEO and fully repaid on March 24, 2020.	-	3,250
Line of credit up to RMB 50,000 from China Everbright Bank, due on April 17, 2020 with an annual interest rate of 5.66%, guaranteed by the Company’s CEO and fully repaid on April 2, 2020.	-	1,146
Line of credit up to RMB 80,000 from China Everbright Bank, due on April 1, 2021 with an annual interest rate of 4.70%, guaranteed by the Company’s CEO.	4,404	-
Line of credit up to RMB 80,000 from China Everbright Bank, due on June 27, 2021 with an annual interest rate of 4.25%, guaranteed by the Company’s CEO.	1,321	-
Line of credit up to RMB 80,000 from China Everbright Bank, due on April 29, 2021 with an annual interest rate of 2.80%, guaranteed by the Company’s CEO.	820	-
Line of credit up to RMB 80,000 from China Everbright Bank, due on June 27, 2021 with an annual interest rate of 2.70%, guaranteed by the Company’s CEO.	2,079	-
Line of credit up to RMB 20,000 from Bank of Communications, due on April 12, 2021 with an annual interest rate of 4.65%.	1,468	-
Line of credit up to RMB 20,000 from Bank of Communications, due on May 24, 2021 with an annual interest rate of 3.65%.	1,468	-
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch, due on May 27, 2021 with an annual interest rate of 4.68%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited.	2,466	-
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch, due on June 27, 2021 with an annual interest rate of 4.68%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited.	1,321	-
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch, due on May 28, 2021 with an annual interest rate of 3.48%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited.	2,441	-
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch, due on June 7, 2021 with an annual interest rate of 3.50%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited.	1,521	-
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch, due on June 16, 2021 with an annual interest rate of 3.50%, guaranteed by the Company’s CEO and Cleanchip Technologies Limited.	1,837	-
Line of credit up to RMB 30,000 from Bank of China Pudong Branch, due on December 17, 2020 with annual interest rate of 4.35%, guaranteed by the Company’s CEO.	2,496	-
Line of credit up to RMB 80,000 from China Merchants Bank,due on August 10, 2021 with annual interest rate of 3.85%.	1,321	-
Line of credit up to RMB 80,000 from China Merchants Bank,due on August 25, 2021 with annual interest rate of 3.85%.	2,936	-
Line of credit up to KRW 500,000 from Industrial Bank of Korea, due on July 11, 2021 with an annual interest rate of 3.99%,guaranteed by the ACM-KOREA CEO.	428	-
Total	$28,327	$13,753

Interest expense related to short-term borrowings amounted to $272 and $205 for the three months ended September 30, 2020 and 2019, respectively, and $611 and $538 for the nine months ended September 30, 2020 and 2019, respectively.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 7 – OTHER PAYABLE AND ACCRUED EXPENSES

At September 30, 2020 and December 31, 2019, other payable and accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
Accrued commissions	$7,785	$4,082
Accrued warranty	3,449	2,811
Accrued payroll	2,960	2,092
Accrued professional fees	40	165
Accrued machine testing fees	1,481	1,456
Others	2,779	2,268
Total	$18,494	$12,874

NOTE 8 – LEASES

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$384	$363	$1,139	$1,064
Short-term lease cost	73	92	170	117
Lease cost	$457	$455	$1,309	$1,181

Supplemental cash flow information related to operating leases was as follows for the three and nine-month periods ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$457	$455	$1,309	$1,181

Maturities of lease liabilities for all operating leases were as follows as of September 30, 2020:

December 31,
2020	$390
2021	1,592
2022	1,580
2023	912
2024	872
2025	22
Total lease payments	5,368
Less: Interest	(800)
Present value of lease liabilities	$4,568

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.70	3.02
Weighted average discount rate	5.29%	5.43%

NOTE 9 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent subsidies that we have received from governmental authorities, including China’s Ministry of Science and Technology, the Shanghai Municipal Commission of Economy and Information, and the Shanghai Science and Technology Committee, for development and commercialization of certain technology but have not yet earned and recognized. As of September 30, 2020 and December 31, 2019, other long-term liabilities consisted of the following unearned government subsidies:

	September 30, 2020	December 31, 2019
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,126	$1,251
Subsidies to Electro Copper Plating project, commenced in 2014	2,188	2,666
Subsidies to Polytetrafluoroethylene, commenced in 2018	125	135
Subsidies to Tahoe-Single Bench Clean, commenced in 2020	1,962	-
Subsidies to Backside Clean-YMTC National Project, commenced in 2020	751	-
Other	302	134
Total	$6,454	$4,186

NOTE 10 – LONG TERM INVESTMENTS

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

The components of long-term investments were as follows:

	September 30, 2020	December 31, 2019
Ninebell	$2,088	$1,538
Shengyi	134	107
Hefei Shixi	4,358	4,289
Total	$6,580	$5,934

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 11 – TRADING SECURITIES

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

Upon the closing of the SMIC offering in July 2020, the initial number of SMIC shares owned by the Partnership was apportioned to all of the limited partners in proportion to their respective capital contributions (4.3% in the case of ACM Shanghai). All of the SMIC shares acquired by the Partnership are subject, under applicable Chinese laws, to lock-up restrictions that prevent sales of the shares for one year after the shares were acquired. Thereafter an individual limited partner will be able to instruct the general partner to sell, on behalf of the limited partner, all or a portion of the limited partner’s apportioned shares, subject to compliance with all laws, regulations, trading rules, the Partnership Agreement and the Supplementary Agreement. Alternatively, following the lock-up period, limited partners holding at least thirty percent of the total SMIC shares held by the Partnership will be able, pursuant to a call auction in accordance with the Supplementary Agreement, to cause the general partner to arrange to sell all of the shares desired to be offered by each of the limited partners that complies with procedural requirements provided in the Supplementary Agreement.

ACM Shanghai’s investment is accounted for as trading securities, and is stated at market value which is classified as Level 2 of the hierarchy established under ASC No. 820 with valuations based on quoted prices for identical securities in active markets, less a discount applied to reflect the remaining lock-up period.

The components of trading securities were as follows:

	September 30, 2020	December 31, 2019
Trading securities listed in Shanghai Stock Exchange
Cost	$14,680	$-

Market value	$23,888	$-

Unrealized gain on trading securities amounted to $8,970 for the three and nine months ended September 30, 2020.

NOTE 12 – FINANCIAL LIABILITY CARRIED AT FAIR VALUE

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

For the period beginning April 30, 2020 the SMC Consideration is accounted for as a financial liability, and the Company applies fair value option to measure the SMC Consideration in accordance with Accounting Standards Codification 825-15-4a. On April 30, 2020, the SMC Consideration was $9,715. The financial liability was remeasured to fair value as of the end of each of the reporting periods.

On July 29, 2020 ACM and SMC entered into an amended agreement under which, in settlement of the SMC Consideration, ACM issued to SMC a warrant (the “SMC 2020 Warrant”) to purchase 242,681 shares of Class A common stock at a purchase price of $7.50 per share, and ACM cancelled the SMC Note. The financial liability was remeasured to fair value of $21,679 as of July 29, 2020, and was retired with the issuance of the SMC 2020 Warrant.  The Company recognized a change in fair value of financial liability of $6,533 and $11,964 for the three and nine months ended September 30, 2020, respectively, which was charged to the consolidated statement of operations.

The SMC 2020 Warrant was initially measured at fair value at the issuance date and classified as equity permanently in accordance with Accounting Standards Codification 815. The fair value of the SMC 2020 Warrant amounted to $21,679 based on the grant date using the Black-Scholes valuation model with the following assumptions:

Nine Months Ended September 30,
2020
Fair value of common share(1)	$89.28
Expected term in years(2)	3.42
Volatility(3)	47.42%
Risk-free interest rate(4)	0.15%
Expected dividend(5)	0%

(1)	Fair value of Class A common stock was the closing market price of the Class A common stock on July 29, 2020.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 13 – RELATED PARTY BALANCES AND TRANSACTIONS

Prepaid expenses	September 30, 2020	December 31, 2019
Ninebell	$2,272	$348

Accounts payable	September 30, 2020	December 31, 2019
Ninebell	$3,197	$727
Shengyi	609	488
Total	$3,806	$1,215

	Three Months Ended September 30		Nine Months Ended September 30
Purchase of materials	2020	2019	2020	2019
Ninebell	$4,029	$2,591	$9,552	$7,395
Shengyi	599	261	1,113	453
Total	$4,628	$2,852	$10,665	$7,848

	Three Months Ended September 30		Nine Months Ended September 30
Service fee charged by	2020	2019	2020	2019
Shengyi	$14	$-	$204	$-
Ninebell	22	-	22	-
Total	$36	$-	$226	$-

NOTE 14 – COMMON STOCK

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

During the nine months ended September 30, 2020 and 2019, ACM issued 592,946 and 193,642 shares of Class A common stock upon option exercises by employees and non-employees, respectively. During the nine months ended September 30, 2020, ACM issued 64,717 shares of Class A common stock upon a cashless warrant exercise by a non-employee.

During the three months ended September 30, 2020 and 2019, ACM issued 407,043 and 89,015 shares, respectively, of Class A common stock upon option exercises by employees and non-employees.

During the nine months ended September 30, 2020, SMC transferred and cancelled its ownership of 242,681 shares of Class A common stock to ACM in exchange for the SMC 2020 Warrant (Note 12)

There were issued and outstanding 16,657,135 shares of Class A common stock and 1,802,606 shares of Class B common stock at September 30, 2020 and 16,182,151 shares of Class A common stock and 1,862,608 shares of Class B common stock at December 31, 2019.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

NOTE 15 – REDEEMABLE NON-CONTROLLING INTERESTS

The components of the change in redeemable non-controlling interests for the nine months ended September 30, 2020 are presented in the following table:

Balance at December 31, 2019	$60,162
Net income attributable to redeemable non-controlling interests	643
Effect of foreign currency translation gain attributable to redeemable non-controlling interests	(847)
Reclassification of redeemable non-controlling interest	(59,958)
Balance at September 30, 2020	$-

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

NOTE 16 – STOCK-BASED COMPENSATION

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

ACM’s stock-based compensation consists of employee and non-employee awards issued under the 1998 Stock Option Plan and the 2016 Omnibus Incentive Plan and as standalone options. ACM granted stock options to employees under the 2016 Omnibus Incentive Plan during the nine months ended September 30, 2020. The vesting condition may consist of service period determined by the Board of Directors for s grant or certain performance conditions determined by the Board of Directors for a grant. The fair value of the stock options granted with service period based condition is estimated at the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted with market based condition is estimated at the date of grant using the Monte Carlo simulation model.

The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-Based Compensation Expense:
Cost of revenue	$44	$154	$132	$213
Sales and marketing expense	237	172	495	252
Research and development expense	193	759	568	939
General and administrative expense	2,305	472	3,128	1,515
	$2,779	$1,557	$4,323	$2,919

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense by type:
Employee stock purchase plan	$2,651	$1,329	$3,717	$1,841
Non-employee stock purchase plan	44	228	356	1,078
Subsidiary option grants	84	-	250	-
	$2,779	$1,557	$4,323	$2,919

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

Employee Awards

The following table summarizes the Company’s employee share option activities during the nine months ended September 30, 2020:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	2,994,063	$2.59	$6.77	7.05 years
Granted	778,399	11.98	28.70
Exercised	(327,917)	1.56	4.33
Expired	-	-	-
Forfeited/cancelled	(40,515)	4.94	13.04
Outstanding at September 30, 2020	3,404,030	$4.81	$11.95	7.14 years
Vested and exercisable at September 30, 2020	2,061,793

As of September 30, 2020 and December 31, 2019, $9,697 and $4,712, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM were expected to be recognized over a weighted-average period of 1.96 years and 1.47 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

Non-employee Awards

The following table summarizes ACM’s non-employee stock option activities during the nine months ended September 30, 2020:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	1,101,613	$0.82	$2.69	5.85 years
Granted	20,000	10.29	25.60
Exercised	(265,029)	0.91	3.34
Expired	-
Forfeited/cancelled	(111)	0.30	0.75
Outstanding at September 30, 2020	856,473	$1.01	$3.02	5.11 years
Vested and exercisable at September 30, 2020	819,819

As of September 30, 2020 and December 31, 2019, $235 and $406, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.11 years and 0.23 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair value of options granted to employee and non-employee with a service period based condition is estimated on the grant date using the Black-Scholes valuation model with the following assumptions.

	Nine Months Ended September 30,	Year Ended December 31,
	2020	2019
Fair value of common share(1)	$22.07-85.27	$13.64-16.81
Expected term in years(2)	5.50-6.25	6.25
Volatility(3)	42.17%-48.15%	39.91%-40.35%
Risk-free interest rate(4)	0.27%-0.82%	1.69%-2.46%
Expected dividend(5)	0%	0%

(1)	Fair value of Class A common stock value was the closing market price of the Class A common stock on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
(dollars in thousands, except share and per share data)

The fair value of option granted to employee with market based condition is estimated on the grant date using the Monte Carlo simulation model with the following assumptions.

Nine Months Ended September 30,
2020
Fair value of common share(1)	$22.07
Expected term in years(2)	9.20 - 9.80
Volatility(3)	45.10%
Risk-free interest rate(4)	2.68%
Expected dividend(5)	0%

(1)	Fair value of Class A common stock value was the closing market price of the Class A common stock on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

ACM Shanghai Option Grants

The following table summarizes the ACM Shanghai employee stock option activities during the nine months ended September 30, 2020:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	-	$-	$-	-
Granted	5,869,808	0.22	1.87
Exercised	-	-	-
Expired	-	-	-
Forfeited/cancelled	(330,770)	0.23	1.87
Outstanding at September 30, 2020	5,539,038	$0.22	$1.87	3.76 years
Vested and exercisable at September 30, 2020	-

During the three and nine months ended September 30, 2020, the Company recognized stock-based compensation expense of $84 and $250, respectively, related to stock option grants of ACM Shanghai. As of September 30, 2020, $911 of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 2.75 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax benefit (expense) of $1,747 and $328 during the three months ended September 30, 2020 and 2019, respectively, and $(416) and $(667) during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company’s total unrecognized tax benefits were $155, which would not affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the nine months ended September 30, 2020.

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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services and the treatment of stock-based compensation. The Company’s three PRC subsidiaries, ACM Shanghai, ACM Wuxi and ACM Shengwei, are liable for PRC corporate income taxes at the rates of 15%, 25% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, ACM’s PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.

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

The CARES Act is not expected to have a material impact on income taxes in the Company’s consolidated financial statements.

Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Total income tax benefit (expense)	$1,747	$328	$(416)	$(667)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 8 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of September 30, 2020, the Company had $1,369 of open capital commitments.

Covenants in ACM Shengwei’s Grant Contract for State-owned Construction Land Use Right in Shanghai City, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration require, among other things, that ACM Shengwei pay liquidated damages in the event that (a) it does not make a total investment (including the costs of construction, fixtures, equipment and grant fees) of at least RMB 450.0 million ($63,400) or (b) within six years after the land use right is obtained, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to the PRC at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.

From time to time the Company is subject to legal proceedings, including claims in the ordinary course of business and claims with respect to patent infringements. As of September 30, 2020, the Company did not have any legal proceedings.

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

Selling prices for our single-wafer wet-cleaning tools range from $2 million to more than $5 million. Our customers for single-wafer wet-cleaning and other front-end cleaning tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, SK Hynix Inc. and Yangtze Memory Technologies Co., Ltd. We recognized revenue from sales of single-wafer wet cleaning and other front-end processing equipment totaling $38.4 million, or 80.3% of total revenue, for the three months ending September 30, 2020 compared to $28.3 million, or 84.8% of total revenue, for the corresponding period in 2019. We recognized revenue from sales of single-wafer wet cleaning and other front-end processing equipment totaling $99.0 million, or 89.1% of total revenue, for the nine months ending September 30, 2020 compared to $70.1 million, or 84.5% of total revenue, for the corresponding period in 2019.

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

We focus our selling efforts on establishing a referenceable base of leading foundry, logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this customer base will help us penetrate the mature chip manufacturing markets and build credibility with additional industry leaders. Using a “demo-to-sales” process, we have placed evaluation equipment, or “first tools,” with a number of selected customers. Since 2009 we have delivered more than 120 single-wafer wet cleaning and other front-end processing tools, more than 105 of which have been accepted by customers and thereby generated revenue to us and the balance of which are awaiting customer acceptance should contractual conditions be met.

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

We conduct substantially all of our product development, manufacturing, support and services in the People’s Republic of China, or the PRC. All of our tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 136,000 square feet of floor space for production capacity, with 50,000 square feet having been added in the second quarter of 2020 through an expansion of our second facility in the Pudong region of Shanghai. In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a land use right in the Lingang region of Shanghai. In July 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new development and production center. The planned 1,000,000 square foot facility will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide the floor space to support significantly more production capacity and related research and development activities when fully-staffed and supplied. Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO, Tahoe and ECP technologies, and enable us to design innovative products and solutions to address their needs.

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

•
In July 2020 ACM Shanghai began a multi-year construction project to build a development and production center in the Lingang region of Shanghai. The new facility is expected to have a total of 1,000,000 square feet of available floor space for production. capacity.

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

To qualify for the STAR Listing, ACM Shanghai was required to have multiple independent stockholders in the PRC. In June and November 2019, ACM Shanghai entered into private placement agreements with fifteen investors pursuant to which the investors purchased ACM Shanghai shares for a total of RMB 416.1 million ($59.7 million as of the investment dates). As of September 30, 2020, 91.7% of the outstanding shares of ACM Shanghai were owned by ACM Research and 8.3% were owned by the private placement investors.

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

On September 30, 2020, the application was approved by the Listing Committee of the STAR Market. Listing of ACM Shanghai’s shares on the STAR Market remains subject to submission of formal registration and to review and approval by the China Securities Regulatory Commission.

ACM Shanghai currently proposes to offer up to ten percent of its shares in the STAR IPO. The net proceeds of the STAR IPO are expected to be used to fund:

•	the land lease for, and construction of, ACM Shanghai’s proposed development and production center in the Lingang region of Shanghai;
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

COVID–19 Outbreak

Following its initial outbreak in December 2019, COVID–19, or the coronavirus, spread across the PRC, the United States and globally. The COVID–19 outbreak affected our business and operating results for the first quarter of 2020. The COVID–19 situation continues to evolve, and it is impossible for us to predict the effect and ultimate impact of the COVID–19 outbreak on our business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID–19 are expected to be temporary, the duration of the business disruptions, and related financial impact, of the outbreak cannot be estimated at this time. For an explanation of some of the risks we potentially face, please read carefully the information provided under “Item 1A. Risk Factors—Risks Related to the COVID–19 Outbreak,” of Part I of our Annual Report which is incorporated by reference in “Item 1A. Risk Factors” of Part II of this report.

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

•
Projects: Our strategy includes a number of plans to support the growth of our core business, including the STAR Listing and STAR IPO with respect to shares of ACM Shanghai described above as well as ACM Shanghai’s recent acquisition of a land use right in the Lingang area of Shanghai where we began construction of a new research and development center and factory in July 2020. The extent to which COVID–19 impacts these projects will depend on future developments that are highly uncertain, but to date, the timing of these ongoing projects has not been delayed or disrupted by COVID–19 or related government measures.

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

The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

•
Government subsidies relating to current expenses are reflected as reductions of those expenses in the periods in which they are reported. Those reductions totaled $0.7 million and $2.9 million in the first nine months of 2020 and 2019 respectively.

•
Government grants used to acquire depreciable assets are transferred from long-term liabilities to property, plant and equipment when the assets are acquired, and the recorded amounts of the assets are credited to other income over the useful lives of the assets. These credits totaled $110,000 and $111,000 in the first nine months of 2020 and 2019, respectively.

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

Shipments in the three months ended September 30, 2020 totaled $59 million, as compared to $43 million in the three months ended September 30, 2019, and $45 million in the three months ended June 30, 2020. Shipments in the nine months ended September 30, 2020 totaled $116 million, as compared to $90 million in the corresponding period in 2019.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Adjusted EBITDA Data:
Net Income	$12,479	$15,257
Interest expense (income), net	(223)	410
Income tax expense	416	667
Depreciation and amortization	774	586
Stock based compensation	4,323	2,919
Change in fair value of financial liability	11,964	-
Unrealized gain on trading securities	(8,970)	-
Adjusted EBITDA	$20,763	$19,839

Adjusted EBITDA in the nine months ended September 30, 2020 increased by $0.9 million as compared to the same period in 2019 due to a decrease of $2.8 million in net income, a decrease of $9.0 million from unrealized gain on trading securities, a decrease of $0.6 million in net interest expense, and a decrease of $0.3 million income tax expense, and was offset by an increase of $12.0 million in non-cash, non-operating expense, and an increase of $1.4 million in stock-based compensation expense. We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be materially affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Government Research and Development Funding.”

Free Cash Flow

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(8,036)	$(4,752)
Purchase property and equipment	(3,583)	(832)
Purchase of intangible assets	(81)	(114)
Purchase of land-use-right	(9,331)	-
Purchase of trading securities	(14,680)	-
Free cash flow	$(35,711)	$(5,698)

Free cash flow declined by $30.0 million in the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to (a) investments in ACM Shanghai’s development and production center in the Lingang region of Shanghai, (b) purchase of long-term investments in Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.), a Chinese limited partnership based in Shanghai which participated in the Star Market IPO of Semiconductor Manufacturing International Corporation, or SMIC, in which ACM Shanghai is a limited partner, (c) factors driving net cash provided by operating activities (an increase in accounts payable, other long-term liabilities and inventory, offset by an increase in accounts receivable and other receivables), and (d) increased purchases of property and equipment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

Adjusted Operating Income

Adjusted operating income excludes stock-based compensation. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. The use of non-GAAP financial measures excluding stock-based compensation has limitations, however. If we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher and our cash holdings would be less. The following table reflects the exclusion of stock-based compensation, or SBC, from line items comprising income from operations:

`	Nine Months Ended September 30,
	2020			2019
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$111,062	$-	$111,062	$82,916	$-	$82,916
Cost of revenue	(61,137)	(132)	(61,005)	(44,705)	(213)	(44,492)
Gross profit	49,925	(132)	50,057	38,211	(213)	38,424
Operating expenses:
Sales and marketing	(11,524)	(495)	(11,029)	(8,679)	(252)	(8,427)
Research and development	(13,241)	(568)	(12,673)	(9,598)	(939)	(8,659)
General and administrative	(9,100)	(3,128)	(5,972)	(5,992)	(1,515)	(4,477)
Income from operations	16,060	(4,323)	20,383	13,942	(2,919)	16,861

Adjusted operating income for the nine months ended on September 30, 2020 increased by $3.5 million, as compared with the same period in 2019, due to a $2.1 million increase in income from operations, and a $1.4 million increase in stock-based compensation expense.

Critical Accounting Policies and Significant Judgments and Estimates

There were no significant changes in our critical accounting policies or significant judgments or estimates during the nine months ended September 30, 2020 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) effective January 1, 2020. For information regarding the impact of recently adopted accounting standards, refer to note 2 to the condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report and is updated in note 2 to the condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.3	51.4	55.0	53.9
Gross margin	42.7	48.6	45.0	46.1
Operating expenses:
Sales and marketing	8.2	11.6	10.4	10.5
Research and development	9.1	10.4	11.9	11.6
General and administrative	9.6	5.5	8.2	7.2
Total operating expenses, net	26.9	27.6	30.5	29.3
Income from operations	15.8	21.0	14.5	16.8
Interest income (expense), net	(0.2)	(0.3)	0.2	(0.5)
Change in fair value of financial liability	(13.7)	-	(10.8)	-
Unrealized gain on trading securities	18.8	-	8.1	-
Other income (expense), net	(3.7)	5.5	(0.8)	2.6
Equity income (loss) in net income (loss) of affiliates	0.4	(0.0)	0.5	0.3
Income before income taxes	17.4	26.2	11.6	19.2
Income tax benefit (expense)	3.7	1.0	(0.4)	(0.8)
Net income	21.1	27.2	11.3	18.4
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	2.9	0.9	2.0	0.4
Net income attributable to ACM Research, Inc.	18.2%	26.3%	9.3%	18.0%

Comparison of Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,
	2020	2019	% Change 2020 v 2019
`	(in thousands)
Revenue	$47,665	$33,427	42.6%

The increase in revenue of $14.2 million in the three months ended September 30, 2020 as compared to the same period in 2019 consisted of an increase in revenue of $10.0 million from single-wafer cleaning and other front-end processing equipment and an increase in revenue of $4.2 million from back-end wafer assembly and packaging equipment and spares.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Cost of revenue	$27,324	$17,173	59.1%
Gross profit	20,341	16,254	25.1%
Gross margin	42.67%	48.63%	-6.0

Cost of revenue increased $10.2 million and gross profit increased $4.1 million in the three months ended September 30, 2020 as compared to the corresponding period in 2019 due to the increased sales volume offset by a 6.0% decrease in gross margin, which reflected differences in product mix.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended September 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Sales and marketing expense	$3,924	$3,886	1.0%
Research and development expense	4,343	3,492	24.4%
General and administrative expense	4,568	1,846	147.5%
Total operating expenses	$12,835	$9,224	39.1%

Sales and marketing expense increased by $38,000 in the three months ended September 30, 2020 as compared to the corresponding period in 2019. Sales and marketing expense consists primarily of:

•	compensation of personnel associated with pre- and after-sale support and other sales and marketing activities, including stock-based compensation;
•	sales commissions paid to independent sales representatives;
•	fees paid to sales consultants;
•	shipping and handling costs for transportation of products to customers;
•	cost of trade shows;
•	travel and entertainment; and
•	allocated overhead for rent and utilities.

Research and development expense increased by $851,000 in the three months ended September 30, 2020 as compared to the corresponding period in 2019, principally as a result of increases in new product development, testing fees and personnel costs. Research and development expense represented 9.1% and 10.4% of our revenue in the three months ended September 30, 2020 and 2019, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $4.7 million, or 13.1% of revenue, in the three months ended September 30, 2020 and $4.4 million, or 13.1% of revenue, in the corresponding period in 2019. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased $2.7 million in the three months ended September 30, 2020 as compared to the corresponding period in 2019. General and administrative expense consists primarily of:

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

Other Income and Expenses

	Three Months Ended September 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Interest Income	$179	$95	88.4%
Interest Expense	(272)	(205)	32.7%
Interest Income (expense), net	$(93)	$(110)	-15.5%

Other income (expense), net	$(1,759)	$1,850	-195.1%

Interest income consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We incurred $93,000 of interest expense, net in the three months ended September 30, 2020 as compared to $110,000 of interest expense, net in the corresponding period in 2019. This was a result of a larger balance of cash and equivalents offset by increased borrowings under short-term bank loans.

Other income, net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. Other income (expense), declined by $3.6 million in the three months ended September 30, 2020 as compared to Other income (expense) in the corresponding period in 2019, due primarily to realized losses of $2.5 million resulting from changes in the RMB-to-U.S. dollar exchange rate, compared to a gain of $1.8 million in the prior year period, which was partly offset by higher other income related to PRC funding in the three months ended September 30, 2020 compared to the prior year period.

Change in fair value of financial liability

We recognized a change in fair value of financial liability of $6.5 million for the three months ended September 30, 2020, which was charged to the condensed consolidated statement of operations, as described in note 12 to the condensed consolidated financial statements included in this report,

Unrealized gain from trading securities

We recorded an unrealized gain of $9.0 million for the three months ended September 30, 2020 based on the change in market value of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 11 to the condensed consolidated financial statements included in this report.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Total income tax benefit (expense)	$1,747	$328

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services and the treatment of stock-based compensation. Our two PRC subsidiaries, ACM Shanghai and ACM Wuxi, are liable for PRC corporate income taxes at the rates of 15% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.

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

The CARES Act is not expected have a material impact on income taxes in the Company’s consolidated financial statements.

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended September 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Net income attributable to non-controlling interests	$1,393	$307	353.7%

As described above under “—STAR Market Listing and IPO,” in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. As a result, commencing with the three months ended September 30, 2019, we reflect, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the three months ended September 30, 2020, this amount totaled $1.4 million as compared to $0.3 million in the corresponding period in 2019.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenue
	Nine Months Ended September 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Revenue	$111,062	$82,916	33.9%

The increase in revenue of $28.1 million in the nine months ended September 30, 2020 as compared to the same period in 2019 reflected increases in revenue of $28.9 million from single-wafer cleaning and other front-end processing equipment, offset by a decrease in revenue of $0.8 million from back-end wafer assembly and packaging equipment and spares.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Cost of revenue	$61,137	$44,705	36.8%
Gross profit	49,925	38,211	30.7%
Gross margin	44.95%	46.08%	-1.1

Cost of revenue increased $16.4 million and gross profit increased $11.7 million in the nine months ended September 30, 2020, as compared to the corresponding period in 2019, due to increased sales volume and higher gross margin. Gross margin decreased by 1.1 percentage points during the nine months ended September 30, 2020, as compared to the comparable period in 2019 due to differences in product mix.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Nine Months Ended September 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Sales and marketing expense	$11,524	$8,679	32.8%
Research and development expense	13,241	9,598	38.0%
General and administrative expense	9,100	5,992	51.9%
Total operating expenses	$33,865	$24,269	39.5%

Sales and marketing expense increased by $2.8 million in the nine months ended September 30, 2020, as compared to the corresponding period in 2019. Sales and marketing expense consists primarily of:

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

Research and development expense increased by $3.6 million in the nine months ended September 30, 2020 as compared to the corresponding period in 2019, principally as a result of increases in testing fees and personnel costs. Research and development expense represented 11.9% and 11.6% of our revenue in the nine months ended September 30, 2020 and 2019, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $13.9 million, or 12.5% of revenue, in the nine months ended September 30, 2020 and $12.5 million, or 15.1% of revenue, in the corresponding period in 2019. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased by $3.1 million in the nine months ended September 30, 2020 as compared to the corresponding period in 2019. General and administrative expense consists primarily of:

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

Other Income and Expenses

	Nine Months Ended September 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Interest Income	$834	$128	551.6%
Interest Expense	(611)	(538)	13.6%
Interest Income (expense), net	$223	$(410)	-154.4%

Other income (expense), net	$(933)	$2,132	-143.8%

Interest income consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We earned $223,000 of interest income, net in the nine months ended September 30, 2020 as compared to incurring ($410,000) of interest expense, net in the corresponding period in 2019. This was a result of a larger balance of cash and equivalents and restricted cash partly offset by  increased borrowings under short-term bank loans.

Other income, net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. Other income (expense), declined by $3.1 million in the nine months ended September 30, 2020 as compared to Other income (expense) in the corresponding period in 2019, due primarily to realized losses of $2.0 million resulting from changes in the RMB-to-U.S. dollar exchange rate, compared to a gain of $2.3 million in the prior year period.  This was partly offset by higher other income related to PRC funding in the nine months ended September 30, 2020 compared to the prior year period.

Change in fair value of financial liability

We recognized a change in fair value of financial liability of $12.0 million for the nine months ended September 30, 2020, which was charged to the condensed consolidated statement of operations, as described in note 12 to the condensed consolidated financial statements included in this report.

Unrealized gain from trading securities

We recorded an unrealized gain of $9.0 million for the nine months ended September 30, 2020 based on the change in market value of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 11 to the condensed consolidated financial statements included in this report.

Income Tax Expense

The following presents components of income tax expense for the indicated periods:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Total income tax expense	$(416)	$(667)

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services and the treatment of stock-based compensation. Our two PRC subsidiaries, ACM Shanghai and ACM Wuxi, are liable for PRC corporate income taxes at the rates of 15% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.

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

The CARES Act is not expected have a material impact on income taxes in the Company’s consolidated financial statements.

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Nine Months Ended September 30,
	2020	2019	% Change 2020 v 2019
	(in thousands)
Net income attributable to non-controlling interests	$2,228	$307	625.7%

As described above under “—STAR Market Listing and IPO,” in 2019 ACM Shanghai sold 8.3% of its shares to private placement investors in connection with the STAR Listing. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. As a result, commencing with the nine months ended September 30, 2019, we have reflected, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the nine months ended September 30, 2020, this amount totaled $2.3 million, as compared to $0.3 million for the prior year period.

Liquidity and Capital Resources

During the first nine months of 2020, we funded our technology development and operations principally through our beginning cash balance, including application of net proceeds from our initial public offering and follow-on public offering of Class A common stock in 2017 and 2019, respectively, and net proceeds from our private equity raises and short-term borrowings by ACM Shanghai from local financial institutions.

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

Sources of Funds

Cash Flow from Operating Activities. Our operations used cash flow of $8.0 million in the first nine months of 2020. Our cash flow from operating activities is influenced by (a) the level of net income, (b) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (c) increases in the number of customers using our products, and (d) the amount and timing of payments by customers.

Equity and Equity-related Securities. During the nine months ended September 30, 2020, we received proceeds of $2.2 million from sales of Class A common stock pursuant to option exercises.

Release of Voluntarily Restricted Proceeds. During the nine months ended September 30, 2020, we released the restrictions on $58.8 million of the cash proceeds received from the private placement investors that purchased ACM Shanghai shares in anticipation of the STAR Listing (see “—Recent Developments—STAR Market Listing and IPO” above). Previously, due to the investors’ redemption rights, we had voluntarily chosen to hold the proceeds as restricted cash. These redemption rights were removed upon submission of the STAR Listing application.

Short-Term Loan Facilities. We have short-term borrowings with three banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at September 30, 2020
				(in thousands)
Bank of China Pudong Branch	June 2020	December 2020	4.35%	RMB30,000	RMB17,000
				$4,404	$2,496
Bank of Shanghai Pudong Branch	April 2020	May 2021 - June 2021	3.48%-4.68%	RMB70,000	RMB65,296
				$10,276	$9,585
Bank of Communications	April 2020	April 2021 - May 2021	3.65%-4.65%	RMB20,000	RMB20,000
				$2,936	$2,936
China Everbright Bank	April 2020	April 2021 - June 2021	2.7%-4.7%	RMB80,000	RMB58,749
				$11,744	$8,625
China Merchants Bank	August 2020	August 2021	3.85%	RMB80,000	RMB29,000
				$11,744	$4,257
Industrial Bank of Korea	July 2020	July 2021	3.99%	KRW500,000	KRW500,000
				$428	$428
				$41,532	$28,327

(1)
Converted from RMB to dollars as of September 30, 2020. All of the amounts owing under the line of credit with China Everbright Bank and Bank of China Pudong Branch are guaranteed by Dr. David Wang, our Chief Executive Officer, President and Chair of the Board.  All of the amounts owing under the line of credit with Bank of Shanghai Pudong Branch are guaranteed by Dr. Wang and CleanChip Technologies LTD, a wholly owned subsidiary of ACM Shanghai. All of the amounts owing under the line of credit with Industrial Bank of Korea are guaranteed by YY Kim, CEO of ACM Research (Korea).

Government Research and Development Grants. As described under “Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received cash payments of $2.9 million related to such grants received in the nine months ended September 30, 2020, as compared to cash payments of $1.5 million related to such grants received during the same period in 2019. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital. The following table sets forth selected working capital information:

September 30, 2020
(in thousands)
Cash and cash equivalents	$92,203
Accounts receivable, less allowance for doubtful amounts	59,796
Inventory	64,182
Working capital	$216,181

Our cash and cash equivalents at September 30, 2020 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Capital Expenditures. We incurred $3.7 million in capital expenditures in the first nine months of 2020, compared to $0.9 million during the same period in 2019.

Trading Securities. ACM Shanghai made an indirect investment of $14.7 million in SMIC shares on the STAR Market through ACM Shanghai’s investment in Qingdao Limited Partnership Fund, during the first nine months of 2020, as is described in note 11 to the condensed consolidated financial statements included in this report.

Lingang-Related Investments.  ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., purchased a land use right for $9.3 million in the first nine months of 2020, as described in note 2 to the condensed financial statements included in this report. ACM Shanghai pre-paid $7.0 million in the first nine months of 2020 for a deposit towards a potential purchase of housing properties which was recorded in other long term assets in the condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S‑K under the Securities Act of 1933.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, no changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments with regard to legal proceedings in the nine months ended September 30, 2020 or in the subsequent period up to the date of this report.

Item 1A.	Risk Factors

Except as set forth below and Item 1A, “Risk Factors” of Part II in our Quarterly Report for the quarterly period ended June 30, 2020, there were no material changes to the risk factors discussed in Item 1A, “Risk Factors” of Part I in our Annual Report. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

Short sellers of our stock may be manipulative and may drive down the market price of our Class A common stock.

Short selling is the practice of selling securities that a seller does not own but rather has borrowed, or intends to borrow, from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the securities short. The use of the Internet, social media, and blogging have allowed short sellers to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by legitimate securities research analysts. Issuers with limited trading volumes or substantial retail stockholder bases can be particularly susceptible to higher volatility levels, and can be particularly vulnerable to such short attacks.

Short seller publications are not regulated by any governmental or self-regulatory organization or any other official authority in the United States and are not subject to the certification requirements imposed by the SEC in Regulation Analyst Certification. Accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, outright fabrications. In light of the limited risks involved in publishing such information, and the significant profits that can be made from running successful short attacks, short sellers will likely continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, in many situations we could be constrained, either by principles of freedom of speech, applicable state law or issues of commercial confidentiality, in the manner in which we are able to proceed against the relevant short seller.

Such short-seller attacks have, and may cause in the future, temporary or possibly long term, declines in the market price of Class A common stock.

Our ability to sell our tools to Chinese customers may be restricted by regulatory actions

The Bureau of Industry and Security of the U.S. Department of Commerce has added, and may continue to add, certain PRC entities to the Entity List, or otherwise restrict the export of American technology to the PRC. For example, in September 2020, certain U.S. suppliers of capital equipment to Semiconductor Manufacturing International Corporation, or SMIC, one of the largest chip manufacturers in the PRC, received letters from the U.S. Department of Commerce informing them of additional license requirements for shipments to the SMIC. The Entity List and other actions by the U.S. Department of Commerce impose limitations on the supply of certain U.S. products and services to the affected entities, including a requirement that an export license be obtained in order to export products and services to the listed entities.  Challenges faced by SMIC and its key suppliers could indirectly impact SMIC’s demand for our products.

We cannot be certain what additional actions the U.S. government may take with respect to PRC entities, and whether such actions will impact our relationships with our PRC-based customers, including changes to the Entity List restrictions, export regulations, tariffs or other trade restrictions, or whether the Chinese government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our PRC-based customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or Chinese government, our PRC-based customers may take actions to reduce dependence on the supply of components subject to potential U.S. trade regulations, including our tools, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions that may impact our relationships with our PRC-based customers, any of which could have a long-term adverse effect on our business, operating results and financial condition.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In the three months ended September 30, 2020, we issued and sold to employees and consultants an aggregate of 150,162 unregistered shares of Class A common stock upon the exercise of stock options at per share exercise prices between $0.75 and $1.50. These transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of these shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof because the issuance of securities to the recipients did not involve a public offering or in reliance on Rule 701 under said Act because the transactions were pursuant to a contract relating to compensation as provided under such rule.

Item 6.	Exhibits

The following exhibits are being filed as part of this report:

Exhibit Number	Description
4.01‡	Warrant to Purchase Class A Common Stock issued to Shengxin (Shanghai) Management Consulting Limited Partnership dated July 29, 2020
10.01	Amendment No. 1 to Share Transfer and Note Cancellation Agreement dated July 29, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership
10.02
Adoption Agreement dated July 29, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (amending the Second Amended and Restated Registration Rights Agreement between ACM Research, Inc. and certain of its stockholders filed with the SEC on October 18, 2017 as Exhibit 10.09 to Amendment No. 1 to Registration Statement on Form S-1)

10.03‡+	Facilities Agreement dated August 3, 2020 between China Merchants Bank Co., Ltd. Shanghai Branch and ACM Research (Shanghai), Inc.
31.01	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡ Certain information redacted and replaced with “[***]”.
+ Unofficial English translation of original document prepared in Mandarin Chinese.
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

ACM RESEARCH, INC.
Date: November 9, 2020	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)