Form 10-K
period 2020-12-31
ACM Research, Inc.
filed 2021-03-01
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value on June 30, 2020 (the last business day of the registrant’s most recently completed second quarter) of the voting common equity held by non-affiliates of the registrant, computed by reference to the $62.36 closing price of the stock on that date, was $735.7 million. The registrant does not have non-voting common equity outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	16,967,095 shares outstanding as of February 23, 2021
Class B Common Stock, $0.0001 par value	1,775,939 shares outstanding as of February 23, 2021

Documents Incorporated By Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference in Part III of this report.

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

FORWARD-LOOKING STATEMENTS AND STATISTICAL DATA

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors, including those described or incorporated by reference in “Item 1A. Risk Factors” of Part I of this report, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

The information included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” of Part II of this report contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc., or Gartner, in “Forecast: Semiconductor Wafer Fab Equipment, Worldwide, 4Q20 Update” (December 22, 2020), or the Gartner Report. The Gartner Report represents research opinions or viewpoints that are published, as part of a syndicated subscription service, by Gartner and are not representations of fact. The Gartner Report speaks as of its original publication date (and not as of the date of this report), and the opinions expressed in the Gartner Report are subject to change without notice. While we are not aware of any misstatements regarding any of the data presented from the Gartner Report, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.

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

Overview

We supply advanced, innovative capital equipment developed for the global semiconductor industry. Fabricators of advanced integrated circuits, or chips, can use our wet-cleaning and other front-end processing tools in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these tools for use in fabricating foundry, logic and memory chips, including dynamic random-access memory, or DRAM, and 3D NAND-flash memory chips. We also develop, manufacture and sell a range of advanced packaging tools to wafer assembly and packaging customers.

Revenue from wet cleaning and other front-end processing tools totaled $136.3 million, or 87.0% of total revenue in 2020;  $90.9 million, or 84.6% of total revenue, in 2019; and $68.5 million, or 91.7% of total revenue, in 2018. Selling prices for our wet-cleaning production tools range from $2 million to more than $5 million. Our customers for wet-cleaning and other front-end processing tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, The Huahong Group, SK Hynix Inc., Yangtze Memory Technologies Co., Ltd, and ChangXin Memory Technologies.

Revenue from advanced packaging,  other back-end processing tools, services and spares totaled $20.4 million, or 13.0% of total revenue in 2020, $16.6 million, or 15.4% of total revenue in 2019, and $6.2 million or 8.3% of total revenue in 2018.  Selling prices for these tools range from $0.5 million to more than $2 million.  Our customers for advanced packaging, and other back-end processing tools have included Jiangyin Changdian Advanced Packaging Co. Ltd., a leading PRC-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd.,  a semiconductor packaging company based in South Korea which acquired the operations of Deca Technologies’ Philippines manufacturing facility in 2020;  and Wafer Works Corporation, a leading PRC-based wafer supplier.

We estimate, based on third-party reports and on customer and other information, that our current product portfolio addresses more than $5 billion of the global wafer equipment market.  By product line, we estimate an approximately $2.5 billion market opportunity is addressed by our wafer cleaning equipment, $1.7 billion by our furnace equipment, $500 million by our electro-chemical plating, or ECP equipment, and more than $300 million by our stress-free polishing, or SFP, advanced packaging, wafer processing, and other back-end processing equipment. By major equipment segment, Gartner estimates a 2020 global market size of $3.5 billion for wafer cleaning equipment (auto wet stations, single-wafer processors, batch spray processors, and other clean process equipment), $2.4 billion for furnace equipment (tube CVD, oxidation/diffusion furnace, and batch atomic layer deposition), and $546 million for ECD (electro-chemical deposition).  Based on Gartner’s estimates, the total available global market for these equipment segments increased by 15% from $5.6 billion in 2019 to $6.4 billion in 2020, and is expected to increase by 6% to $6.8 billion in 2021.

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

Since 2009 we have delivered more than 135 wet cleaning and other front-end processing tools, more than 120 of which have been accepted by customers and thereby generated revenue to us. The balance of the delivered tools are awaiting customer acceptance should contractual conditions be met. To date, a substantial majority of our sales of single-wafer wet cleaning equipment for front-end manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia by expanding our direct sales and services teams and increasing our global marketing activities.

We  are focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our tools have been developed using our key proprietary technologies:
●
Space Alternated Phase Shift, or SAPS, technology for flat and patterned (deep via or deep trench with stronger structure) wafer surfaces. SAPS technology employs alternating phases of megasonic waves to deliver megasonic energy in a highly uniform manner on a microscopic level. We have shown SAPS technology to be more effective than conventional megasonic and jet spray technologies in removing random defects across an entire wafer, with increasing relative effectiveness at more advanced production nodes.

●
Timely Energized Bubble Oscillation, or TEBO, technology for patterned wafer surfaces at advanced process nodes. TEBO technology has been developed to provide effective, damage-free cleaning for 2D and 3D patterned wafers with fine feature sizes. We have demonstrated the damage-free cleaning capabilities of TEBO technology on patterned wafers for feature nodes as small as 1xnm (16 to 19 nanometers, or nm), and we have shown TEBO technology can be applied in manufacturing processes for patterned chips with 3D architectures having aspect ratios as high as 60‑to‑1.

●
Tahoe technology for cost and environmental savings. Tahoe technology delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools.

●
ECP technology for advanced metal plating. Our Ultra ECP ap, or Advanced Packaging, technology was developed for back-end assembly processes to deliver a more uniform metal layer at the notch area of wafers prior to packaging. Our Ultra ECP map, or Multi-Anode Partial Plating, technology was developed for front-end wafer fabrication processes to deliver advanced electrochemical copper plating for copper interconnect applications. Ultra ECP map offers improved gap-filling performance for ultra-thin seed layer applications, which is critical for advanced nodes at 14nm and beyond.

In 2020 we introduced and delivered a range of new tools intended to broaden our revenue opportunity with global semiconductor manufacturers.  Product extensions include the Ultra SFP ap tool for advanced packaging solutions, the Ultra C VI  18-chamber single wafer cleaning tool for advanced memory devices, and the Ultra ECP 3d platform for through-silicon-via, or tsv,  application. New product lines include the Ultra fn Furnace, our first dry processing tool, and a suite of semi-critical cleaning systems which include single wafer back side cleaning, scrubber, and auto bench cleaning tools.

We have been issued more than 350 patents in the United States, the People’s Republic of China or PRC, Japan, Singapore, South Korea and Taiwan.

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea.  Substantially all of our integrated tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which facilities now encompass a total of 136,000 square feet of floor space for production capacity, with 50,000 square feet having been added in 2020 through an expansion of our second facility in the Pudong region of Shanghai. In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a land use right in the Lingang region of Shanghai. In July 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide floor space to support significantly increase production capacity and related research and development activities. Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence in the PRC to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our technologies, and enable us to design innovative products and solutions to address their needs.

In June 2019 we announced a strategic plan to list shares of ACM Shanghai on the Shanghai Stock Exchange’s Sci-Tech InnovAtion BoaRd, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—STAR Market Listing and IPO.”

Our Technology and Product Offerings

Wet Cleaning Equipment for Front End Production Processes

Chip fabricators can use our single-wafer wet-cleaning tools in numerous steps to improve product yield in the front-end production process, during which individual devices are patterned in a chip prior to being interconnected on a wafer. Our wet-cleaning equipment has been developed using our proprietary SAPS, TEBO and Tahoe technologies, which allow our tools to remove random defects from a wafer surface effectively, without damaging a wafer or its features, even at increasingly advanced process nodes (the minimum line widths on a chip) of 22nm or less. We use a modular configuration that enables us to create a wet-cleaning tool meeting the specific requirements of a customer, while using pre-existing designs for chamber, electrical, chemical delivery and other modules. Our modular approach supports a wide range of customer needs and facilitates the adaptation of our model tools for use with the optimal chemicals selected to meet a customer’s requirements. Our tools are offered principally for use in manufacturing chips from 300 millimeter, or mm, silicon wafers, but we also offer solutions for 150mm and 200mm wafers and for nonstandard substrates, including compound semiconductor, quartz, sapphire, glass and plastics.

SAPS Technology, Applications and Equipment

SAPS Technology

SAPS technology delivers megasonic energy uniformly to every point on an entire wafer by alternating phases of megasonic waves in the gap between a megasonic transducer and the wafer. Radicals for removing random defects are generated in dilute solution, and the radical generation is promoted by megasonic energy. Unlike “stationary” megasonic transducers used in conventional megasonic cleaning methods, SAPS technology moves or tilts a transducer while a wafer rotates, enabling megasonic energy to be delivered uniformly across all points on the wafer, even if the wafer is warped. The mechanical force of cavitations generated by megasonic energy enhances the mass transfer rate of dislodged random defects and improves particle removal efficiency.

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

SAPS Applications

SAPS megasonic cleaning technology can be applied during the chip fabrication process to clean wafer surfaces and interconnects. It also can be used to clean, and lengthen the lifetime, of recycled test wafers.

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

SAPS V (released in 2014).  SAPS V includes SAPS II features with the following upgrades:

● compact design, with footprint of 2.55m x 5.1m x 2.85m (WxDxH), requiring limited clean room floor space;
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

We have demonstrated the damage-free or low-damage cleaning capabilities of TEBO technology on customers’ patterned wafers as small as 1xnm (16nm to 19nm), and we believe TEBO technology will be applicable in even smaller fabrication process nodes. TEBO technology can be applied in manufacturing processes for conventional 2D chips with fine features and advanced chips with 3D structures, including Fin Field Effect Transistors or FinFET, DRAM, 3D NAND and 3D cross point memory, and we expect it will be applicable to other 3D architectures developed in the future, such as carbon nanotubes and quantum devices. As a result of the thorough, controlled nature of TEBO processes, cleaning time for TEBO-based solutions may take longer than conventional megasonic cleaning processes. Conventional processes have proven ineffective, however, for process nodes of 20nm or less, and we believe the increased yield that can be achieved by using TEBO technology for nodes up to 70nm can more than offset the cost of the additional time in utilizing TEBO technology.

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

Tahoe Overview

Our Ultra-C Tahoe wafer cleaning tool can deliver high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools. During normal single-wafer cleaning processes, only a fraction of the acid reacts with the wafer surface, while the majority is wasted as acid spins off the wafer and cannot be recycled. Tahoe employs a proprietary hybrid approach in which the sulfuric acid cleaning steps are processed in batch mode, and the final stage cleaning are processed with single-wafer cleaning technologies.  In addition to providing cost savings resulting from vastly reduced acid consumption, Ultra-C Tahoe meets the needs of customers who face increased environmental regulations and demand new, more environmentally friendly tools. We delivered our first Ultra C Tahoe tool to a strategic customer in 2019.

Advanced Packaging and other Back-End Processing Tools

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

Our Customers

Since 2009 we have delivered more than 135 wet cleaning and other front-end processing tools, more than 120 of which have been accepted by customers and thereby generated revenue to us. The balance of the delivered tools are awaiting customer acceptance should contractual conditions be met. To date, substantially all of our sales of single-wafer wet cleaning equipment for front-end manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.

We generate most of our revenue from a limited number of customers as the result of our strategy of initially placing equipment with a small number of leading chip manufacturers that are driving technology trends and key capability implementation. In 2020, 75.8% of our revenue was derived from three customers: Shanghai Huali Microelectronics Corporation together with Huahong Semiconductor Ltd., collectively known as The Shanghai Huahong (Group) Company, Ltd. (“The Huali Huahong Group”), a leading PRC foundry, accounted for 36.9% of our revenue; Yangtze Memory Technologies Co., Ltd., a leading PRC memory chip company, together with one of its subsidiaries, accounted for 26.8% of our revenue; and Semiconductor Manufacturing International Corporation, a leading PRC foundry, accounted for 12.1% of our revenue.  In 2019 73.8% of our revenue was derived from three customers: Yangtze Memory Technologies Co., Ltd.,  together with its subsidiaries accounted for 27.5% of our revenue; The Huali Huahong Group accounted for 26.5% of our revenue; and SK Hynix Inc., a leading Korean memory chip company, accounted for 19.8% of our revenue. In 2018, 87.6% of our revenue was derived from three customers: Yangtze Memory Technologies Co., Ltd. (together with a subsidiary) accounted for 39.6% of our revenue; Shanghai Huali Microelectronics Corporation accounted for 24.2% of our revenue; and SK Hynix Inc. accounted for 23.8% of our revenue.

Based on our market experience, we believe that implementation of our equipment by one of our selected chip manufacturers will attract and encourage other manufacturers to evaluate our equipment, because the leading company’s implementation will serve as validation of our equipment and could enable the other manufacturers to shorten their evaluation processes. As an example, we placed our first SAPS tool in 2009 as a prototype. We worked closely with the customer for two years in debugging and modifying the tool, and the customer then spent two more years of qualification and running pilot production before beginning volume manufacturing. Our revenue in 2015 included sales of SAPS tools following the customer’s completion of its qualification process. The period from new product introduction to high volume manufacturing can range from one to several years.

For our back-end wafer assembly and packaging customers, we focus on providing custom-made, differentiated equipment that incorporates a customer’s requested features at a competitive cost of ownership. Our customers for advanced packaging, wafer processing, and other back-end processing tools have included Jiangyin Changdian Advanced Packaging Co. Ltd., a leading PRC-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd.,  a semiconductor packaging company based in South Korea which acquired the operations of Deca Technologies’ Philippines manufacturing facility in 2020;  and Wafer Works Corporation, a leading PRC-based wafer supplier.

Sales and Marketing

We market and sell our products worldwide using a combination of our direct sales force and third-party representatives. We employ direct sales teams in Asia, Europe and North America, and have located these teams near our customers, primarily in the PRC, South Korea, Taiwan and the United States. Each sales person has specific local market expertise. We also employ field application engineers, who are typically co-located with our direct sales teams, to provide technical pre- and post-sale support tours and other assistance to existing and potential customers throughout the customers’ fab planning and production line qualification and fab expansion phases. Our field application engineers are organized by end markets as well as core competencies in hardware, control system, software and process development to support our customers.

To supplement our direct sales teams, we have contacts with several independent sales representatives in the PRC, South Korea and Taiwan. We select these independent representatives based on their ability to provide effective field sales, marketing forecast and technical requirement updates for our products. In the case of representatives, our customers place purchase orders with us directly rather than with the representatives.

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

Manufacturing

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea. Substantially all of our tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 136,000 square feet of floor space for production capacity, with 50,000 square feet having been added in the second quarter of 2020 through an expansion of our second facility in the Pudong region of Shanghai.

In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a land use right in the Lingang region of Shanghai. In July 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new development and production center. The planned 1,000,000 square foot facility will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide the floor space to support significantly more production capacity and related research and development activities when fully-staffed and supplied.  See “Item 2. Properties,” of Part I of this report.

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

In February 2020 our ACM Shanghai headquarters were closed for an additional six days beyond the normal Lunar New Year Holiday in accordance with Shanghai government restrictions related to the COVID-19 outbreak. We took steps before and after the 2020 Lunar New Year to ensure no employees took unreasonable risks to rush back to work. Currently substantially all of our staff have returned to work at both of our Shanghai facilities. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—COVID-19 Outbreak,” of Part II of this report.

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

Research and Development

We believe that our success depends in part on our ability to develop and deliver breakthrough technologies and capabilities to meet our customers’ ever-more challenging technical requirements. For this reason, we devote significant financial and personnel resources to research and development. Our research and development team is comprised of highly skilled engineers and technologists with extensive experience in megasonic technology, cleaning processes and chemistry, mechanical design, and control system design. To supplement our internal expertise, we have or are currently collaborating with external research and development entities such as International SEMATECH, Shanghai Integrated Circuits Research & Development Center (ICRD), and IMEC on specific areas of interests. We also retain, as technical advisors, several experts in semiconductor technology.

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

Our research and development expense totaled $19.1 million or 12.2% of revenue in 2020, $12.9 million, or 12.0% of revenue, in 2019 and $10.4 million, or 13.9% of revenue, in 2018. We intend to continue to invest in research and development to support and enhance our existing cleaning products and to develop future product offerings to build and maintain our technology leadership position.

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

We have aggressively pursued intellectual property since our founding in 1998. We focus our patent filing efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions such as the European Union, the PRC, Japan, Singapore, South Korea, and Taiwan. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.

As of December 31, 2020, we had 28 issued patents, and 30 patents pending, in the United States. These patents carry expiration dates from 2022 through 2039. Many of the US patents and applications have also been filed internationally, in one or more of the European Union, Japan, PRC, Singapore, South Korea, and Taiwan. Specifically, we own patents in wafer cleaning, electro-polishing and plating, wafer preparation, and other semiconductor processing technologies. We have been issued more than 350 patents in the United States, the PRC, Japan, Korea, Singapore and Taiwan.

We manufacture advanced single-wafer cleaning systems equipped with our SAPS, TEBO and Tahoe technologies. Our wafer cleaning technologies are protected by US Patent Numbers 8580042, 8671961, 9070723, 928177,  9492852, 9595457, 9633833, and 10020208 as well as their corresponding international patents. We have 35 patents granted internationally protecting our SAPS technologies. We also have filed 11 international patent applications for key TEBO technologies, and 2 for Tahoe, in accordance with the Patent Cooperation Treaty, in anticipation of filing in the U.S. national phase.

In addition to the above core technologies, we have technologies for SFP and ECP that are used in certain of our tools. SFP is an integral part of the electro polishing process. Our technology was a breakthrough in electro-chemical-copper-planarization technology when it was first introduced, because it can polish, stress-free, copper layers used in copper low-K interconnects. Our innovations in SFP and ECP are reflected in US Patent Numbers 6638863, 8518224, and 10227705, and their corresponding international counterparts.

We also have technologies in other semiconductor processing areas, such as wafer preparation and some specific processing steps. The wafer preparation technology is covered by US Patent Numbers 8383429  and 9295167. The specific processing steps include US Patent Number 8598039 titled “Barrier layer removal method and apparatus,” and US Patent Number 10615073 titled “method for removing barrier layer for minimizing sidewall recess.”

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

Competition

The chip equipment industry is characterized by rapid change and is highly competitive throughout the world. We compete with semiconductor equipment companies located around the world, and we may also face competition from new and emerging companies, including new competitors from the PRC. We consider our principal competitors to be those companies that provide single-wafer cleaning products to the market, including Lam Research Corporation,  Kokusai Semiconductor Equipment Corporation, NAURA Technology Group Co., Ltd., , Mujin Electronics Co., Ltd., SCREEN SPE USA, LLC (a subsidiary of SCREEN Holdings Co., Ltd.), SEMES Co. Ltd. and Tokyo Electron Ltd.

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

Employees and Human Capital

As of December 31, 2020, we had 543 full-time equivalent employees, of whom 59 were in administration, 127 were in manufacturing, 216 were in research and development, and 141 were in sales and marketing and customer services. Of these employees, 485 were located in mainland China and the Taiwan region, 49 were located in Korea and 9 were based in the United States. We have never had a work stoppage, and none of our employees are represented by a labor organization or subject to any collective bargaining arrangements. We consider our employee relations to be good.

We compete in the highly competitive semiconductor equipment industry, with operations principally in the PRC. Attracting, developing, and retaining skilled and experienced employees in research and development, manufacturing, sales and marketing, and other positions is crucial to our ability to compete effectively. Our ability to recruit and retain such employees depends on a number of factors, including our corporate culture and work environment, informed by our values and behaviors, our corporate philosophy of talent development and career opportunities, and compensation and benefits.

To attract and retain qualified employees and key talent, we offer total compensation packages that are competitive with comparable companies, particularly in the PRC and, specifically, Shanghai.

We provide training and development programs to our employees, and we have trained many of our key engineers and managers for more than a decade. Retention of these key employees is critical to secure our future growth and technology development. To assist in employee retention and recruitment, we intend to offer employee housing in the Lingang region of Shanghai in connection with ACM Shanghai’s recent acquisition of a land use right in Lingang, where we began construction of a new research and development center and factory in July 2020.

When it comes to employee safety, we are committed to providing a safe work environment for our employees that meets or exceeds local environmental, health, and safety laws and regulations. As a result of the COVID-19 pandemic, we have augmented certain of our normal business practices to ensure that we promote health and safety for our employees. We have established safety policies and protocols, and we regularly update our employees with respect to any changes. A majority of our workforce provide services that cannot be performed remotely, and we have prioritized the health of those individuals that continue to work at our facilities. We have provided personal protective equipment and cleaning supplies. We require masks to be worn in our facilities and have prohibited all non-essential domestic and international travel for all employees. We have also provided general information updates and support for our employees to ensure that they have resources and information to protect their health and that of those around them, including their families and co-workers.

Environmental

Severe weather events, including earthquakes, fires, floods, heat waves, hurricanes and other environmental disasters, could pose a threat to our manufacturing and research and development activities through physical damage to our operating facilities or equipment or disruption of power supply or telecommunications infrastructure. The frequency and intensity of severe weather events are reportedly increasing throughout the world as part of broader climate changes. Global weather pattern changes may also pose long-term risks of physical impacts to our business. We maintain disaster recovery and business continuity plans that would be implemented to help us recover in the event of severe weather events that interrupt our business. See “Item 1A. Risk Factors—General—Our production facilities could be damaged or disrupted by a natural disaster, war, terrorist attacks or other catastrophic events.”

Concerns about climate change have resulted in various laws and regulations that are intended to limit carbon emissions and address other environmental concerns. In recent years, the PRC, where our production facilities are located, has undertaken comprehensive sustainability initiatives that are requiring companies to meet new environmental standards and deal with higher energy and other production costs. Environmental laws and regulations may impose new or unexpected either directly through, for example, higher energy costs or indirectly through increased costs of compliance or of failing to comply with these laws and regulations. These laws and regulations might increase the cost of construction, maintenance and operation of our new research and development center and factory in the Lingang region of Shanghai.

We do not currently expect that existing or pending climate change laws and regulations will be material to our results of operations in the foreseeable future. Climate change could, however, have a direct effect on our customer base of semiconductor fabricators, whose operations typically require copious quantities of power and water and a number of chemicals. Chip fabrication operations often result in significant amounts of wastewater, which can contain a number of harmful contaminants, including antimony, arsenic, hydrofluoric acid and hydrogen peroxide, that historically have resulted in groundwater pollution and related violations of environmental laws. Moreover, water and chemical demands for semiconductor fabrication are expected to increase with the production of more advanced chips at smaller process nodes. As a result, some leading chip fabricators have begun to invest in conservation and treatment technologies for water and chemicals.

We have designed our wet cleaning front-end processing tools to require significantly reduced levels of environmentally harmful chemicals, which helps customers face increased environmental laws and regulations. SAPS and TEBO technologies use environmentally friendly dilute chemicals, such as dilute hydrofluoric acid, RCA SC-1 solution, ozonated de-ionized water and functional de-ionized water with dissolved hydrogen. In interconnect and barrier metals applications based on SAPS technology, for example, these chemical solutions take the place of chemicals such as piranha solution, a high-temperature mixture of sulfuric acid and hydrogen peroxide used by conventional wet wafer cleaning processes. Similarly, Tahoe technology delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools. For additional information, see “—Our Technology and Product Offerings—Wet Cleaning Equipment for Front End Production Processes.”

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

Risk Factor Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. The risks are discussed more fully below and include, but are not limited to, the risks summarized below.

Risks Related to Our Business and Our Industry
●	our limited operating income;
●	our potential future needs for additional capital that may not be available at all or on terms acceptable to us;
●	the cyclicality in the semiconductor industry that may lead to substantial variations in demand for our products,
●
industry manufacturers of integrated circuits, or chips, adopting our Space Alternated Phase Shift or SAPS, Timely Energized Bubble Oscillation or TEBO, Tahoe and Electro-Chemical Plating or ECP, technologies and Furnace our single-wafer wet cleaning equipment and other capital equipment, or tools;

●	our SAPS, TEBO, Tahoe and ECP technologies not achieving widespread market acceptance;
●	our ability to continue to enhance our existing single-wafer wet cleaning tools and identifying and entering new product markets;
●	our ability to establish and maintain a reputation for credibility and product quality;
●	our ability to expand our customer base;
●	our dependence on a small number of customers for a substantial portion of our revenue;
●	our long and unpredictable sales cycle, including our incurrence of significant expenses long before we can recognize revenue from new products, if at all;
●	difficulties in forecasting demand for our tools;
●	our reliance on third parties to manufacture significant portions of our tools and our ability to manage our relationships with these parties;
●	any shortage of components or subassemblies, which could result in delayed delivery of products to us or in increased costs to us;
●	our dependence on a limited number of suppliers, including single source suppliers, for critical components and subassemblies;
●	our dependence on our Chief Executive Officer and President and other senior management and key employees.

Regulatory Risks
●	changes in government trade policies that could limit the demand for our tools and increase the cost of our tools;
●	regulatory action limiting our ability to sell our tools to Chinese customers;
●	changes in political and economic policies with respect to the People’s Republic of China or PRC;
●
the inability of the U.S. Public Company Accounting Oversight Board, or PCAOB, to inspect our auditor, as a registered public accounting firm operating in the PRC and the adoption of proposed legislation related to companies operating in “restrictive markets”

Risks Related to Our STAR Market Listing
●
our ability to implement our strategy to expand our PRC operations by completing an initial public offering and listing of shares of ACM Shanghai on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, or STAR Market;

●	our ability to achieve the results contemplated by our business strategy and our strategy for growth in the PRC related to the STAR Market listing;
●	the effect of ACM Shanghai’s status as a publicly traded company that is controlled, but less than wholly owned, by ACM Research;
●
our ability to manage potentially inconsistent accounting and disclosure requirements of ACM Research and ACM Shanghai if the planned listing initial public offering of shares of ACM Shanghai in the PRC, which we refer to as the STAR IPO, in connection with the planned listing, which we refer to as the STAR Listing, of ACM Shanghai shares on the STAR Market are completed;

Risks Related to Our Intellectual Property and Data Security
●	our ability to protect our intellectual property, including in the PRC;
●	breaches of our cybersecurity systems;

Risks Related to the COVID‑19 Outbreak
●	impacts on our global supply chain due to the COVID‑19 outbreak;
●	the impact of the COVID‑19 outbreak on our currently planned projects and investments in the PRC, including the STAR IPO.

Risks Related to Ownership of Class A Common Stock
●	the volatility in the market price of Class A common stock;
●	manipulative short sellers of our stock, which may drive down the market price of our Class A common stock and could result in litigation;
●	the difficulty to predict the effect of the proposed STAR Listing and STAR IPO on the Class A common stock;
●	the dual class structure of Class A common stock, which has the effect of concentrating voting control with our executive officers and directors;
●	the limited experience of our management team managing a public company, including a “large accelerated filer.”

Risk Factors

Risks Related to Our Business and Our Industry

We have generated limited operating income in the past, and if our revenue does not meet our expectations in future years we may not be able to maintain or increase our profitability.

We have incurred significant losses since our inception in 1998. We generated net income of $21.7 million in 2020, $19.5 million in 2019 and $6.6 million in 2018, but incurred net losses in every year from 1998 to 2015 and in 2017. We have a limited history of generating meaningful levels of revenue, and we expect our costs to increase in future periods. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed and we may not be able to achieve or maintain profitability over the long term.

Our revenue was $156.6 million in 2020, $107.5 million in 2019 and $74.6 million in 2018, but totaled only $36.5 million in 2017, $27.4 million in 2016 and $31.2 million in 2015. Our ability to generate significant revenue depends on a number of factors, including our ability to:
●	achieve wider market acceptance of Ultra C equipment based on SAPS, TEBO and Tahoe technology;
●	increase our customer base in the PRC and globally, including the establishment of relationships with companies in the United States;
●	continue to expand our supplier relationships with third parties; and
●	establish and maintain our reputation for providing efficient on-time delivery of high quality products.

We expect to expend increasing levels of financial and other resources on:
●	research and development, including continued investments in our research and development team;
●	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally, building our brand, and providing our tools for evaluation by customers;
●	the cost of goods being manufactured and sold for our installed base; and
●	expansion of field service.

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
●
the costs associated with our expansion, including capital expenditures and Lingang-related land purchases and deposits,  and with increasing our sales and marketing and service and support efforts, and with expanding our geographic operations;

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

Proceeds received by ACM Shanghai from the initial placements of shares with PRC investors and from the planned listing initial public offering of shares of ACM Shanghai in the PRC, which we refer to as the STAR IPO, in connection with the planned listing, which we refer to as the STAR Listing, of ACM Shanghai shares on the STAR Market will be used to grow and support our PRC operations. Those proceeds generally will not be available for distribution to ACM Research. Under existing PRC laws and regulations, it may be difficult, if not impossible, for ACM Research to be able to receive dividends comprised of funds generated by ACM Shanghai and, even if such dividends can be paid from the PRC to the United States, after the completion of the STAR Listing and the STAR IPO, any such dividends can be paid to ACM Research only if other holders of ACM Shanghai shares receive their pro rata dividends. As a result, it is unlikely that funds raised or generated by ACM Shanghai will be readily distributable to ACM Research.

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

Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Accordingly, you should not rely upon our past quarterly financial results as indicators of future performance. Any variations in our quarter-to-quarter performance may cause our stock price to fluctuate. Our financial results in any given quarter can be influenced by a variety of factors, including:
●	the cyclicality of the semiconductor industry and the related impact on the purchase of equipment used in the manufacture of chips;
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

●	our ability to enhance our tools with new and better functionality that meet customer requirements and changing industry trends;
●	constraints on our suppliers’ capacity;
●	our ability to sell our tools to Chinese customers due to regulatory restrictions, including the addition of our customers to the Entity List;

●	the timing of investments in research and development related to releasing new applications of our technologies and new products;
●	delays in the development and manufacture of our new products and upgraded versions of our products and the market acceptance of these products when introduced;
●	our ability to control costs, including operating expenses and the costs of the components and subassemblies used in our products;
●	the costs related to the acquisition and integration of product lines, technologies or businesses; and
●	the costs associated with protecting our intellectual property, including defending our intellectual property against third-party claims or litigation.

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

Our success will depend on industry chip manufacturers adopting our SAPS, TEBO,  Tahoe and ECP technologies.

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

If our SAPS, TEBO, Tahoe and ECP technologies do not achieve widespread market acceptance, we will not be able to compete effectively.

The commercial success of our tools will depend, in part, on gaining substantial market acceptance by chip manufacturers. Our ability to gain acceptance for our products will depend upon a number of factors, including:
●	our ability to demonstrate the differentiated, innovative nature of our SAPS, TEBO, Tahoe and ECP technologies and the advantages of our tools over those of our competitors;
●	compatibility of our tools with existing or potential customers’ manufacturing processes and products;
●	the level of customer service available to support our products; and
●	the experiences our customers have with our products.

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

We operate in an industry that is subject to evolving standards, rapid technological changes and changes in customer demands. Additionally, if process nodes continue to shrink to ever-smaller dimensions and conventional two-dimensional chips reach their critical performance limitations, the technology associated with manufacturing chips may advance to a point where our Ultra C equipment based on SAPS, TEBO, Tahoe, and ECP technologies becomes obsolete. Accordingly, the future of our business will depend in large part upon the continuing relevance of our technological capabilities, our ability to interpret customer and market requirements in advance of tool deliveries, and our ability to introduce in a timely manner new tools that address chip makers’ requirements for cost-effective cleaning solutions. We expect to spend a significant amount of time and resources developing new tools and enhancing existing tools. Our ability to introduce and market successfully any new or enhanced cleaning equipment is subject to a wide variety of challenges during the tool’s development, including the following:
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

The chip manufacturing industry is highly concentrated, and we derive most of our revenue from a limited number of customers. A total of three customers accounted for 75.8% of our revenue in 2020, 73.8% of our revenue in 2019 and 87.6% of our revenue in 2018.

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

We have provided warranties against manufacturing defects of our tools that range from 12 to 36 months in duration. Our product warranty requires us to provide labor and parts necessary to repair defects. As of December 31, 2020, we had accrued $4.0 million in liability contingency for potential warranty claims. Warranty claims substantially in excess of our expectations, or significant unexpected costs associated with warranty claims, could harm our reputation and could cause customers to decline to place new or additional orders, which could have a material adverse effect on our business, results of operations and financial condition.

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

We received subsidies from local and central governmental authorities in the PRC in 2008, 2009, 2014, 2018, 2019, and 2020. These grants have provided a majority of the funding for our development and commercialization of stress-free polishing and electro copper-plating technologies. If we are unable to obtain similar governmental subsidies for development projects in the future, we may need to raise additional funds through public or private financings, strategic relationships, or other arrangements, which could force us to reduce our efforts to develop technologies beyond SAPS, TEBO, Tahoe and ECP.

The success of our business will depend on our ability to manage any future growth.

We have experienced rapid growth in our business recently due, in part, to an expansion of our product offerings and an increase in the number of customers that we serve. For example, our headcount grew by 50% in 2020, 32% in 2019, and 35% in 2018. We will seek to continue to expand our operations in the future, including by adding new offices, locations and employees. Managing our growth has placed and could continue to place a significant strain on our management, other personnel and our infrastructure. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. In addition, any inability to manage our growth effectively could result in operating inefficiencies that could impair our competitive position and increase our costs disproportionately to the amount of growth we achieve. To manage our growth, we believe we must effectively:
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

As of December 31, 2020, we had net operating loss carryforward amounts, or NOLs, of $45.0 million for U.S. federal income tax purposes and $545,000 for U.S. state income tax purposes.  As of December 31, 2019, we had net operating loss carryforward amounts, or NOLs, of $12.2 million for U.S. federal income tax purposes and $559, 000 for U.S. state income tax purposes. The federal and state NOLs will expire at various dates in the future.

Utilization of these NOLs could be subject to a substantial annual limitation if the ownership change limitations under U.S. Internal Revenue Code Sections 382 and 383 and similar U.S. state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation would result in the expiration of the NOLs before utilization. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering and concurrent private placement in November 2017, our follow on public offering in August 2019, and any future equity issuances. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. Regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, may cause our existing NOLs to expire or otherwise become unavailable to offset future income tax liabilities. Additionally, U.S. state NOLs generated in one state cannot be used to offset income generated in another U.S. state. For these reasons, we may be limited in our ability to realize tax benefits from the use of our NOLs, even if our profitability would otherwise allow for it.

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
●
we may encounter difficulties related to required CFIUS approval (see also “—Regulatory and Litigation Risks—Certain of our investments may be subject to review by and approval from CFIUS, which may prevent us from taking advantage of investment opportunities that would otherwise be advantageous to our stockholders”);

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

Substantially all of our sales in 2020, 2019 and 2018 were made to customers outside the United States. Our manufacturing center has been located in Shanghai since 2006 and substantially all of our operations are located in the PRC. We expect that all of our significant activities will remain outside the United States in the future. We are subject to a number of risks associated with our international business activities, including:
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

Our results of operations and financial position could be adversely affected as a result of fluctuations in foreign currency exchange rates. Although our financial statements are denominated in U.S. dollars, a sizable portion of our costs are denominated in other currencies, principally the Chinese Renminbi and, to a lesser extent, the South Korean Won. Because many of our raw material purchases are denominated in Renminbi while the majority of the purchase orders we receive are denominated in U.S. dollars, exchange rates have a significant effect on our gross margin. We have not engaged in any foreign currency exchange hedging transactions to date, and any strategies that we may use in the future to reduce the adverse impact of fluctuations in foreign currency exchange rates may not be successful. Our foreign currency exposure with respect to assets and liabilities for which we do not have hedging arrangements could have a material impact on our results of operations in periods when the U.S. dollar significantly fluctuates in relation to unhedged non-U.S. currencies in which we transact business.

Regulatory Risks

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

Our ability to sell our tools to Chinese customers may be restricted by regulatory actions.

The Bureau of Industry and Security of the U.S. Department of Commerce, or BIS, recently has imposed and may continue to impose additional restrictions, including licensing requirements, under the Export Administration Regulations, or EAR, with respect to certain PRC companies that impact the supply of U.S. products and certain non‑U.S. products incorporating U.S. content, or that are manufactured using certain U.S. technology or software, to such companies and the sourcing of U.S. items by non-U.S. companies for use in manufacturing products for such companies.  For example, BIS has recently added a number of PRC entities to the Entity List under the EAR which means that any items subject to the EAR, including certain non-U.S. produced products with U.S. content, require a BIS license for supply to the listed entities. Among other companies, in December 2020, SMIC, one of the largest chip manufacturers in the PRC, was added to the Entity List.  Challenges faced by SMIC and its key suppliers as a result of the listing could indirectly impact SMIC’s demand for, or our ability to supply, our products.

We cannot be certain what additional actions the U.S. government may take with respect to PRC entities, and whether such actions will impact our relationships with our PRC-based customers, including changes to the Entity List restrictions, other export regulations, tariffs or other trade restrictions, or whether the PRC government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our PRC-based customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or PRC government, our PRC-based customers may take actions to reduce dependence on the supply of products subject to potential U.S. trade regulations, including our tools, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions that may impact our relationships with our PRC-based customers, any of which could have a long-term adverse effect on our business, operating results and financial condition.

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

Changes in political and economic policies with respect to the PRC may make it difficult for us to release the benefit of our investments.

On November 12, 2020, then-President Trump issued an executive order, or the Order, establishing a new sanctions program designed to prohibit U.S. persons from entering into transactions in certain publicly traded securities, as well as derivatives and securities designed to provide investment exposure to such securities, of any “Communist Chinese military company,” or CCMC, as designated by the U.S. Department of Defense, or DOD, or the U.S. Secretary of the Treasury.  Continued ownership of such securities by U.S. persons would be prohibited after a one-year divestment period from the time of designation of the issuer. A number of PRC issuers have been designated under this program and more could be added.

On December 3, 2020, SMIC was designated as a CCMC by the DOD. Consequently, ACM Shanghai could be required to divest its ownership of SMIC shares prior to December 3, 2021. If ACM Shanghai is not able to sell its shares of SMIC prior to December 3, 2020, ACM Shanghai’s continued possession of SMIC securities may subject ACM Shanghai and ACM Research to penalties. Certain implementation matters related to the scope of, and compliance with, the Order have not yet been resolved, and the ultimate application and enforcement of the Order may change due to, among other things, the change in the U.S. Presidential administration.

In addition, we may seek to conduct business transactions with SMIC and other entities on the CCMC list in the future. Although the Order does not prohibit commercial relations with CCMC companies other than the securities transactions noted above, certain other export restrictions have been imposed under the Export Administration Regulations on some CCMC companies, including SMIC. These and any similar future U.S. government restrictions on our suppliers or customers may adversely affect our business operations in the PRC, overall company results or our financial condition.

Certain of our investments may be subject to review by and approval from CFIUS, which may prevent us from taking advantage of investment opportunities that would otherwise be advantageous to our stockholders.

Certain of our investments may be subject to review by and approval from the U.S. Committee on Foreign Investment in the U.S., or CFIUS. In the event that CFIUS reviews one or more of the our investments, there can be no assurances that we will be able to maintain or proceed with such investments on terms acceptable to us. Additionally, CFIUS may seek to impose limitations on one or more such investments that may prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued, which could adversely affect the performance of our investments and thus our overall performance. Certain of our stockholders may be non-U.S. investors, and in the aggregate, may comprise a substantial portion of our net asset value, which may increase the risks of such limitations being imposed in connection with investments pursued or made by us. Legislative and regulatory changes, including changes to agency practice, in the future may negatively impact our ability to realize value from certain existing and future investments, including by limiting exit opportunities or causing us to favor buyers that we believe are less likely to require CFIUS review, even in circumstances where other buyers may offer better terms or more consideration.

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

BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, is the independent registered public accounting firm that issued the audit report included in this report in connection with our consolidated financial statements as of, and for the years ended, December 31, 2020, 2019 and 2018. BDO China, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. BDO China is located in the PRC. The PCAOB is currently unable to conduct inspections of auditors in the PRC without the approval of PRC authorities, and therefore BDO China, like other independent registered public accounting firms operating in the PRC, is currently not inspected by the PCAOB.

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

BDO China, our independent registered public accounting firm, is not inspected by the PCAOB, as described in the preceding risk factor. ACM is one of 283 companies named in PCAOB’s list of “Public Companies that are Audit Clients of PCAOB-Registered Firms from Non-U.S. Jurisdictions where the PCAOB is Denied Access to Conduct Inspections.”

On April 21, 2020, the SEC and the PCAOB issued a joint statement highlighting the significant disclosure, financial reporting and other risks associated with emerging market investments, including the PCAOB’s continued inability to inspect audit work papers of auditors in the PRC. This statement is the latest in a series of recent proposed actions:

●
In December 2018 the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by U.S. regulators in their oversight of financial statement audits of U.S.-listed reporting companies with significant operations in the PRC.

●
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

●
In May 2020 the U.S. Senate approved a bill entitled the “Holding Foreign Companies Accountable Act”, which, if also approved by the U.S. House of Representatives, would allow the SEC to delist the stocks of foreign companies listed on US exchanges that are audited by firms not allowed to be inspected by the PCAOB.

●
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

Risks Related to Our STAR Market Listing

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

Completion of the STAR Listing and the STAR IPO may not occur until 2022 or later. In the interim, ACM Shanghai may require additional funding from ACM Research in order to proceed to augment its PRC operations, and we cannot give any assurance that such capital will be available from ACM Research at all in terms acceptable to us. Any such inability to obtain funds from ACM Research or other sources may impair the ability of ACM Shanghai to grow its operations, which could have a material adverse effect on our consolidated operating results and on the price of the Class A common stock.

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

Risks Related to Our Intellectual Property and Data Security

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

We increasingly depend upon our information technology systems to conduct our business operations, ranging from our internal operations and product development and manufacturing activities to our marketing and sales efforts and communications with our customers and business partners. Computer programmers may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. We have also outsourced a number of our business functions to third-party contractors, including our manufacturers, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Additionally, we face potential heightened cybersecurity risks during the COVID-19 pandemic as our level of dependence on our IT networks and related systems increases, stemming from employees working remotely, and the number of malware campaigns and phishing attacks preying on the uncertainties surrounding the COVID‑19 pandemic increases. These heightened cybersecurity risks may increase our vulnerability to cyber-attacks and cause disruptions to our internal control procedures. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including sensitive data regarding our employees or business, including intellectual property and other proprietary data, could be stolen. Should this occur, we could be subject to significant claims for liability from our customers and regulatory actions from governmental agencies. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Consequently, our financial performance and results of operations could be adversely affected.

Risks Related to the COVID‑19 Outbreak

The outbreak of COVID‑19, the coronavirus, continues both in the United States and globally, and related government and private sector responsive actions are adversely affecting our business operations.

We have set forth below key risks from the COVID‑19 outbreak that we have identified or experienced to date. The situation continues to evolve, however, and it is impossible to predict the effect and ongoing impact of the COVID‑19 outbreak on our business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID‑19 were expected to be temporary, such measures have remained in effect, and have changed, over the last year, and the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The COVID‑19 outbreak could ultimately reduce demand for our products and our customers’ chips and have a material adverse impact on our business, operating results and financial condition.

Substantially all of our operations are located in areas impacted by the COVID‑19 outbreak, and those operations have been, and may continue to be, adversely affected by the COVID‑19 outbreak.

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

Our corporate headquarters are located in San Mateo County in the San Francisco Bay Area. In order to attempt to mitigate the COVID-19 pandemic, in March 2020 (a) the State of California declared a state of emergency related to the spread of COVID‑19, (b) the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease, (c) the health officers of six San Francisco Bay Area counties, including San Mateo County, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel, and (d) the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to limited exceptions). The effects of these types of actions in the future may negatively impact productivity, disrupt our business and delay timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

The prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to enhance, develop and support existing products and services, detect and prevent spam and problematic content, hold product sales and marketing events, and generate new sales leads, among others. In addition, the changed environment under which we are operating could have an effect on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner. Additional and/or extended, governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. As we prepare to return our workforce in more locations back to the office in 2021, we may experience increased costs as we prepare our facilities for a safe return to work environment and experiment with hybrid work models, in addition to potential effects on our ability to compete effectively and maintain our corporate culture.

Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID‑19 outbreak could cause us to lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Our business may also be harmed if travel to or from the PRC or the United States continues to be restricted or inadvisable or if members of management and other employees are absent because they contract the coronavirus, they elect not to come to work due to the illness affecting others in our office or laboratory facilities, or they are subject to quarantines or other governmentally imposed restrictions.

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

In September 2019 ACM Shanghai entered into a partnership agreement for the purposes of engaging in equity venture capital investments in strategic emerging and high-tech industries with a focus on the semiconductor industry. We cannot predict the ongoing effect that the COVID‑19 outbreak in the PRC will have on companies that would otherwise be desirable investments for the partnership, and the outbreak or related governmental actions could significantly impair the ability of the partnership to identify desirable investments or our ability to realize the anticipated benefits of the partnership.

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

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. During the quarter ended December 31, 2020, such a suit was filed against our company and certain members of our management team as described in “Item 3.  Legal Proceedings.” Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

Class B common stock has twenty votes per share and Class A common stock has one vote per share. As of February 23, 2021, stockholders who hold shares of Class B common stock, who consist principally of our executive officers, employees, directors and their respective affiliates, collectively held 67.7% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between Class B and Class A common stock, holders of Class B common stock collectively will continue to control a majority of the combined voting power of Class A common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 4.8% of all outstanding shares of Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of Class A common stock.

Because of the market capitalization achieved by Class A common stock during October 2020, our charter no longer contemplates circumstances in which all of the shares of Class B common stock will mandatorily convert into Class A common stock.  Instead, all of the Class B common stock generally will convert into Class A common stock only upon the election of the holders of a majority of the then-outstanding shares of Class B common stock, and specific shares of Class B common stock will convert into Class A common stock upon future transfers by the holders of those shares. The potential conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

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

Our management team has limited experience managing a public company , including a “large accelerated filer.”

The experience of the current members of our management team in managing a publicly traded company, in particular a company that is a “large accelerated filer,” interacting with public company investors and complying with the increasingly complex laws pertaining to public companies is limited to their experience with our company since our initial public offering in November 2017. Our management team may not successfully or efficiently manage our transition to being a ”large accelerated filer” subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition and operating results.

Effective as of December 31, 2020, we are a large accelerated filer, which will increase our costs and demands on management.

As a result of our public float (the market value of Class A common shares held by non-affiliates) as of June 30, 2020, we have become a large accelerated filer as of December 31, 2020 and therefore no longer qualify as an “emerging growth company,” as defined in the JOBS Act. As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:
●
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

●
compliance with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
●	the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a “large accelerated filer” will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of Class A common stock could decline and we could be subject to sanctions or investigations by the stock exchange on which Class A common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly as we are no longer an “emerging growth company,” which could adversely affect our business, operating results and financial condition.

As a public company, and particularly after we cease to be an “emerging growth company,” effective as of December 31, 2020, we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities and Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of Nasdaq. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve as our executive officers or on the board of directors, particularly to serve on the audit and compensation committees.

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

Short seller publications are not regulated by any governmental or self-regulatory organization or any other official authority in the United States and are not subject to the certification requirements imposed by the SEC in Regulation Analyst Certification. Accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, outright fabrications. In light of the limited risks involved in publishing such information, and the significant profits that can be made from running successful short attacks, short sellers will likely continue to issue such reports.  Short-seller publications may create the appearance or perception of wrongdoing, even when they are not substantiated, and may therefore affect the reputation or perception of our company and management.

While we intend to strongly defend our public filings against any such short seller attacks, in many situations we could be constrained, for example, by principles of freedom of speech, applicable state law or issues of commercial confidentiality, in the manner in which we are able to proceed against the relevant short seller.

Such short-seller attacks have caused, and may cause in the future, temporary or possibly long term, declines in the market price of Class A common stock and possible litigation initiated against us. During the quarter ended December 31, 2020, such a short-seller publication was issued with respect to our company and certain members of the management team, and has been referenced by the plaintiffs in the litigation described in “Item 3.  Legal Proceedings.”

General

Our production facilities could be damaged or disrupted by a natural disaster, war, terrorist attacks or other catastrophic events.

Our manufacturing facilities are subject to risks associated with natural disasters, such as earthquakes, fires, floods tsunami, typhoons and volcanic activity, environmental disasters, health epidemics, and other events beyond our control such as power loss, telecommunications failures, and uncertainties arising out of armed conflicts or terrorist attacks. The frequency and intensity of severe weather events are reportedly increasing throughout the world as part of broader climate changes. Global weather pattern changes may pose long-term risks of physical impacts to our business. A substantial majority of our facilities as well as our research and development personnel are located in the PRC. Any catastrophic loss or significant damage to any of our facilities would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.

Item 2.	Properties

We have occupied our current corporate headquarters in Fremont, California, since February 2008, under a lease that, after an amendment in February 2021, now extends through March 2023.

We conduct research and development, service support operations, and a portion of our manufacturing at ACM Shanghai’s headquarters. This facility consists of 60,000 square feet, of which 36,000 square feet are allocated for manufacturing, and is located in the Zhangjiang Hi Tech Park in Shanghai. We have leased this facility since 2007 and our lease currently extends until January 1, 2022.
In January 2018, ACM Shanghai entered into an operating lease for a second manufacturing space located in Shanghai, ten miles from its headquarters. The lease covers a total of 103,318 square feet, of which 100,000 square feet are allocated for production. The lease term expires on January 15, 2022.

In addition, we provide sales support and customer service operations from leased office space in Jiangyin and Wuxi in the PRC and Icheon in South Korea.

In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc. or Shengwei, entered into an agreement for a 50-year land use right in the Lingang region of Shanghai. In July 2020 Shengwei began a multi-year construction project for a new development and production center, with the objective of commencing production at the new facility in late 2022. The planned 1,000,000 square foot facility will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide the floor space to support significantly more production capacity and related research and development activities when fully-staffed and supplied.

In connection with the Lingang facility project, on October 28, 2020, a wholly owned subsidiary of Shengwei entered into Shanghai Public Rental Housing Overall Pre-Sale Contracts with Shanghai Lingang Industrial Zone Public Rental Housing Construction and Operation Management Co., Ltd. for an aggregate price to us of approximately $40 million. Under these contracts, Shengwei’s subsidiary will receive apartment units and corresponding land use rights before October 31, 2021 as part of a pilot project of public rental housing in the “rent before sale” park in the Lingang Industrial Zone. The contracts stipulate that, for a ten-year term, Shengwei’s subsidiary will be obligated to manage the apartment units for public rental use in accordance with public rental housing standards and must rent the apartment units to employees of ACM Shanghai and its subsidiaries who work in the Lingang Industrial Zone. After that ten-year period expires, Shengwei’s subsidiary may use the apartment units as stock of commercial housing and may sell them separately in sets.

Item 3.	Legal Proceedings

Securities Class Action Lawsuit

On December 21, 2020, a putative class action lawsuit against our company and three of our current executive officers was filed in the U.S. District Court for the Northern District of California under the caption Kain v. ACM Research, Inc., et al., No. 3:20-cv-09241, which we refer to as the Securities Class Action. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks monetary damages in an unspecified amount as well as costs and expenses incurred in the litigation.  The court has not yet appointed a lead plaintiff.  Our management believes the claims are without merit and intend to vigorously defend this litigation.  We are currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

From time to time we may become involved in other legal proceedings or may be subject to claims arising in the ordinary course of our business. Although the results of these proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information Regarding the Trading of Common Stock

The Class A common stock has traded on NASDAQ Global Market under the symbol “ACMR” since November 3, 2017. The Class B common stock is not listed or traded on any stock exchange.

Holders of Common Stock

As of February 23, 2021, there were 16,967,095 shares of Class A common stock outstanding held of record by 47 stockholders. The actual number of holders of Class A common stock is substantially greater and includes stockholders who are beneficial owners and whose shares are held of record by banks, brokers, and other financial institutions.

As of February 23, 2021, there were 1,775,939 shares of Class B common stock held of record by 24 stockholders.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders and is incorporated by reference herein.

Sales of Unregistered Securities

In 2020, we issued, pursuant to the exercise of stock options at per share exercise prices ranging from $0.75 to $1.50 per share, an aggregate of 323,667 shares of Class A common stock that were not registered under the Securities Act of 1933.

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

Performance Graph

The following graph compares the total return of an investment of $100 in cash at the closing price of  November 3, 2017 through December 31, 2020 for (1) our common stock, (2) the Russell 1000 index, and (3) the Nasdaq Composite Index. All values assume reinvestment of all dividends.   Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN
Among ACM Research, Inc., the Nasdaq Index, and the Russell 1000 Index

	Base Period		Years Ending
Company Name/Index	11/3/2017	12/29/2017	12/31/2018	12/31/2019	12/31/2020
ACM Research, Inc.	100	86.78	179.83	304.96	1,342.98
Russell 1000 Index	100	103.34	96.54	124.43	147.91
Nasdaq Composite Index	100	102.05	98.09	132.64	190.53

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We supply advanced, innovative capital equipment developed for the global semiconductor industry. Fabricators of advanced integrated circuits, or chips, can use our wet-cleaning and other front-end processing tools in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these tools for use in fabricating foundry, logic and memory chips, including dynamic random-access memory, or DRAM, and 3D NAND-flash memory chips. We also develop, manufacture and sell a range of advanced packaging tools to wafer assembly and packaging customers.

We are focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our tools have been developed using our key proprietary technologies:
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

●
Tahoe technology for cost and environmental savings, which delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools; and

●
Electro-Chemical Plating, or ECP, technology for advanced metal plating, which includes Ultra ECP ap, or Advanced Packaging, technology for back-end assembly processes, Ultra ECP 3d for through-silicon-via, or tsv, and Ultra ECP map, or Multi-Anode Partial Plating, technology for front-end wafer fabrication processes.

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea. Substantially all of our tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which facilities now encompass a total of 136,000 square feet of floor space for production capacity, with 50,000 square feet having been added in the second quarter of 2020 through an expansion of our second facility in the Pudong region of Shanghai. In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a land use right in the Lingang region of Shanghai. In July 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new 1,000,000 square foot development and production center. that will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide the floor space to support significantly increased production capacity and related research and development activities.  See “Item 2. Properties” of Part I of this report.

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

We believe the STAR Listing will help us scale our business in mainland PRC, as we continue to seek to broaden our markets in Europe, Japan, South Korea, Taiwan and the United States. Our global headquarters will continue to be located in Fremont, California, and we are committed to maintaining the listing of Class A common stock on the Nasdaq Global Market.

To qualify for the STAR Listing, ACM Shanghai was required to have multiple independent stockholders in the PRC. In June and November 2019, ACM Shanghai entered into private placement agreements with fifteen investors pursuant to which the investors purchased ACM Shanghai shares for a total of RMB 416.1 million ($59.7 million as of the investment dates). As of December 31, 2020, 91.7% of the outstanding shares of ACM Shanghai were owned by ACM Research and 8.3% were owned by the private placement investors.

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

On September 30, 2020, the application was approved by the Listing Committee of the STAR Market. The Listing Committee subsequently determined to reassess the approval application in light of allegations regarding our business and operations that were contained in a report issued by J Capital Research USA Ltd. on October 8, 2020 and an ensuing putative class action lawsuit against our company and three of our current executive officers filed on December 21, 2020 (See “Item 3. Legal Proceedings” of Part I of this report). Pending the completion of the Listing Committee’s reassessment, the STAR Listing remains subject to submission of formal registration and to review and approval by the China Securities Regulatory Commission.

ACM Shanghai currently proposes to offer up to ten percent of its shares in the STAR IPO. The net proceeds of the STAR IPO are expected to be used to fund:

•	the land lease for, and construction of, ACM Shanghai’s proposed development and production center in the Lingang region of Shanghai;
•
product development to upgrade and expand our process equipment targeted at more advanced process nodes, including technical improvement and development of TEBO megasonic cleaning equipment, Tahoe single wafer wet bench combined cleaning equipment, front-end brush scrubbing equipment, auto bench cleaning equipment, front end process electroplating equipment, Stress Free Polish equipment and vertical furnace equipment, additional new products to expand our product portfolio; and

•	working capital.

COVID–19 Outbreak

Following its initial outbreak in December 2019, COVID–19, or the coronavirus, spread across the PRC, the United States and globally. The COVID–19 outbreak affected our business and operating results for the first quarter of 2020. Since that time, our personnel have been largely unable to travel between our offices in the United States and our facilities in the PRC, which may impact our ability to effectively operate our company and to oversee our operations. The COVID–19 situation continues to evolve, and it is impossible for us to predict the effect and ultimate impact of the COVID–19 outbreak on our business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID–19 are expected to be temporary, the duration of the business disruptions, and related financial impact, of the outbreak cannot be estimated at this time. For an explanation of some of the risks we potentially face, please read carefully the information provided under “Item 1A. Risk Factors—Risks Related to the COVID–19 Outbreak,” of part I of this report.

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

•
Customers: Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID–19 outbreak. Historically a majority of our revenue from sales of single-wafer wet cleaning equipment for front-end manufacturing has been derived from customers located in the PRC and surrounding areas that have been impacted by COVID–19. Three customers that accounted for 75.8% of our revenue in 2020, 73.8% in 2019 and 87.6% of our revenue in 2018 are based in the PRC and South Korea. One of those customers, Yangtze Memory Technologies Co., Ltd. — which accounted for 26.8% of our 2020 revenue, 27.5% of our 2019 revenue and 39.6% of our 2018 revenue — is based in Wuhan. While Yangtze Memory Technologies Co., Ltd. and other key customers continued to operate their fabrication facilities without interruption during and after the first quarter of 2020, they were forced to restrict access of service personnel and deliveries to and from their facilities. A portion of the shipments we previously had expected to deliver in the first quarter of 2020 were postponed due to these factors, and were subsequently delivered in the second quarter of 2020.

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

●
Evaluation Periods. When a chip manufacturer proposes to purchase a particular type of tool from us for the first time, we offer the manufacturer an opportunity to evaluate the tool for a period that can extend for 24 months or longer. In some cases, we do not receive any payment on first-time purchases until the tool is accepted. As a result, we may spend more than $2.0 million to produce a tool without receiving payment for more than 24 months or, if the tool is not accepted, without receiving any payment. Please see “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—We may incur significant expenses long before we can recognize revenue from new products, if at all, due to the costs and length of research, development, manufacturing and customer evaluation process cycles.”

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

We expect our sales prices generally to range from $2 million to more than $5 million for our single-wafer wet cleaning production tools. The sales price of a particular tool will vary depending upon the required specifications. We have designed equipment models using a modular configuration that we customize to meet customers’ technical specifications. For example, our Ultra C models for SAPS, TEBO and Tahoe solutions use common modular configurations that enable us to create a wet-cleaning tool meeting a customer’s specific requirements, while using pre-existing designs for chamber, electrical, chemical delivery and other modules.

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

Substantially all of our sales in 2020, 2019 and 2018 were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.

We utilize the guidance set forth in Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), of the Financial Accounting Standards Board, or FASB, regarding the recognition, presentation and disclosure of revenue in our financial statements as described below under “—Critical Accounting Estimates—Revenue Recognition.”

We offer extended maintenance service contracts to provide services such as trouble-shooting or fine-tuning tools, and installing spare parts, following expiration of applicable initial standard warranty coverage periods, which for sales to date have extended from 12 to 36 months as described under “—Critical Accounting Estimates—Warranty.” A limited number of the single-wafer wet cleaning tools we have sold to date are no longer covered by their initial warranties. In 2020 and 2019, we received payments for parts and labor for service activities provided from time to time, but as of December 31, 2020 we had not yet entered into extended maintenance service contracts with respect to any of the tools for which initial warranty coverage had expired. We expect to enter into extended maintenance service contracts with customers as additional initial warranties expire, but we do not expect revenue from extended maintenance service contracts to represent a material portion of our revenue in the future.

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

Gross Margin

Our gross margin was 44.4% in 2020, 47.1% in 2019 and 46.2% in 2018. Gross margin varies from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to range between 40% and 45% for the foreseeable future, with direct manufacturing costs approximating 50% to 55% of revenue and overhead costs totaling approximately 5% of revenue.

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

A significant portion of our raw materials are denominated in the RMB, while the majority of our purchase orders are denominated in U.S. dollars. As a result, currency exchange rates may have a significant effect on our gross margin.

Operating Expenses

We have experienced, and expect to continue to experience, growth in the absolute dollar amount of our operating expenses, as we invest to support the anticipated growth of our customer base and the continued development of proprietary technologies.

Sales and Marketing

Sales and marketing expense accounted for 10.7% of our revenue in 2020, 11.1% of our revenue in 2019 and 12.9% of our revenue in 2018. Sales and marketing expense consists primarily of:
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

Research and Development

Research and development expense accounted for 12.2% of our revenue in 2020, 12.0% of our revenue in 2019 and 13.9% of our revenue in 2018. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:
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

We expect that, for the foreseeable future, research and development expense will increase in absolute dollars and will range between 13% and 15% of revenue, as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our existing single-wafer wet cleaning products and to develop future product offerings to build and maintain our technology leadership position.

General and Administrative

General and administrative expense accounted for 7.8% of our revenue in 2020, 7.5% of our revenue in 2019 and 10.7% of our revenue in 2018. General and administrative expense consists primarily of:
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

Stock-Based Compensation Expense

We grant stock options to employees and non-employee consultants and directors, and we account for those stock-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation.

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

Cost of revenue and operating expenses during the periods presented below have included stock-based compensation as follows:

	Year Ended December 31,
	2020	2019	2018

Stock-Based Compensation Expense:
Cost of revenue	$175	$250	$71
Sales and marketing expense	1,199	328	120
Research and development expense	763	1,093	255
General and administrative expense	3,491	1,901	2,917
	$5,628	$3,572	$3,363

We recognized stock-based compensation expense to employees of $5.2 million in 2020, $2.3 million in 2019 and $0.7 million in 2018. As of December 31, 2020, 2019 and 2018, we had $8.7 million, $4.7 million and $2.4 million, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards. These are expected to be recognized over a weighted-average period of 1.89 years, 1.47 years and 1.62 years, respectively.

We recognized stock-based compensation expense to non-employees of $0.4 million in 2020, $1.3 million in 2019 and $2.7 million in 2018.

Expiration of Potential Market Cap-Based Automatic Conversion of Class B Common Stock

We have a dual class structure of common stock, with Class A common stock having one vote per share and Class B common stock having twenty votes per share. Class B common stock is convertible into Class A common stock in circumstances specified in our restated charter. The terms of our restated charter contemplate that all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock, on a one for one basis, upon the first December 31 occurring in or after 2022 as of which the “October Market Cap” for the immediately preceding month of October exceeds $1.0 billion, provided that no such automatic conversion will ever occur if the October Market Cap for the month of October in any year from 2018 through 2021 exceeds $1.0 billion. For these purposes, “October Market Cap” for a specified month of October is equal to (a) the average of the daily volume weighted average trading prices of Class A common stock for each of the days in such month of October multiplied by (b) the number of shares of common stock outstanding on the last trading day of such month of October.

The October Market Cap for October 2020 was $1.2 billion. As a result, no automatic conversion of Class B common stock into Class A common stock will ever occur under the above-described restated charter provisions.

Under the restated charter, all outstanding shares of Class B common stock continue to be subject to automatic conversion into shares of Class A common stock, on a one for one basis, upon the election of the holders of a majority of the then-outstanding shares of Class B common stock. In addition, each outstanding share of Class B common stock continues to be convertible into one share of Class A common stock (a) at any time, at the option of the holder, or (b) upon any transfer of such share of Class B common stock, whether or not for value, except for certain transfers described in the restated charter, including transfers to family members, trusts solely for the benefit of the stockholder or their family members, and partnerships, corporations, and other entities exclusively owned by the stockholder or their family members.

Holders of Class B common stock, who consist principally of our executive officers, employees, directors and their respective affiliates, collectively will continue to control a majority of the combined voting power of common stock and therefore be able to control all matters submitted to our stockholders for approval for the foreseeable future. Please read carefully “Item 1A. Risk Factors—Risks Related to Ownership of Class A Common Stock—The dual class structure of Class A common stock has the effect of concentrating voting control with our executive officers and directors, including our Chief Executive Officer and President, which will limit or preclude your ability to influence corporate matters.”

PRC Government Research and Development Funding

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

The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2020, 2019 and 2018, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $2.7 million , $3.2 million and $1.5 million, respectively.

●
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the years ended December 31, 2020, 2019 and 2018, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $149,000, $147,000 and $144,000, respectively.

Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities (see note 13 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”) in the balance sheet until the criteria for such recognition are satisfied.

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

As described above under “—Recent Developments—STAR Market Listing and IPO”, in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. During the second quarter of 2020, the redemption feature of the private placement funding terminated and the aggregate proceeds of the funding were reclassified from redeemable non-controlling interests to non-controlling interests. As a result, we reflect, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares.

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

Shipments totaled $182 million for 2020, $115 million for 2019 and $95 million for 2018.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Adjusted EBITDA Data:
Net Income	$21,677	$19,458	$6,574
Interest expense, net	85	412	469
Income tax expense (benefit)	(2,382)	(518)	806
Depreciation and amortization	1,055	788	417
Stock based compensation	5,628	3,572	3,363
Change in fair value of financial liability	11,964	-	-
Unrealized gain on trading securities	(12,574)	-	-
Adjusted EBITDA	$25,453	$23,712	$11,629

Adjusted EBITDA was $25.5 million in 2020, as comparted to $23.7 million in 2019 and $11.6 million in 2018.  The increase of $1.7 million from 2019 to 2020 reflected an increase of $2.2 million in net income, and an increase of $2.1 million of stock-based compensation, offset by a $1.9 million higher income tax benefit and the offsetting impact of change in fair value of financial liability and unrealized gain on trading securities.   The increase of $12.1 million from 2018 to 2019  reflected principally an increase of $12.9 million in net income, a $0.4 million increase in depreciation and amortization, and a $0.2 million increase in stock-based compensation, partly offset by a $1.3 million decrease in income tax expense (benefit).

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

Free Cash Flow

The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Free Cash Flow Data:
Net cash used (provided by) in operating activities	$(13,547)	$9,403	$6,909
Purchase property and equipment	(5,211)	(971)	(1,830)
Purchase of intangible assets	(324)	(154)	(241)
Purchase of land-use-right	(9,744)	-	-
Prepayment for property	(40,206)	-	-
Purchase of trading securities	(15,020)	-	-
Free cash flow	$(84,052)	$8,278	$4,838

Free cash flow in 2020 declined by $92.3 million as compared to 2019,  due to a prepayment for property of $40.2 million,  a net decline of $23.0 million of cash from operations, $15.0 million purchase of trading securities, $9.7 million purchase of land-use right, and a $4.2 million increase in purchase of property and equipment and intangible assets.  Free cash flow in 2019, as compared to 2018, reflected the factors driving net cash provided by operating activities, principally increase in net income, offset by an increase in accounts receivable, inventory and deferred taxes, and a decrease in accounts payable. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

Adjusted Operating Income

Adjusted operating income excludes stock-based compensation from income (loss) from operations. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. The use of non-GAAP financial measures excluding stock-based compensation has limitations, however. If we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher and our cash holdings would be less. The following tables reflect the exclusion of stock-based compensation, or SBC, from line items comprising income (loss) from operations:

`	Year Ended December 31,
	2020			2019			2018
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$156,624	$-	$156,624	$107,524	$-	$107,524	$74,643	$-	$74,643
Cost of revenue	(87,025)	(175)	(86,850)	(56,870)	(250)	(56,620)	(40,194)	(71)	(40,123)
Gross profit	69,599	(175)	69,774	50,654	(250)	50,904	34,449	(71)	34,520
Operating expenses:
Sales and marketing	(16,773)	(1,199)	(15,574)	(11,902)	(328)	(11,574)	(9,611)	(120)	(9,491)
Research and development	(19,119)	(763)	(18,356)	(12,900)	(1,093)	(11,807)	(10,380)	(255)	(10,125)
General and administrative	(12,215)	(3,491)	(8,724)	(8,061)	(1,901)	(6,160)	(7,987)	(2,917)	(5,070)
Income (loss) from operations	21,492	(5,628)	27,120	17,791	(3,572)	21,363	6,471	(3,363)	9,834

Adjusted operating income in 2020, as compared to 2019 reflected increases in operating income of $3.7 million and stock-based compensation of $2.0 million.  Adjusted operating income in 2019, as compared to 2018 reflected increases in operating income of $11.5 million and stock-based compensation of $0.2 million.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with GAAP, we make assumptions, judgments and estimates in applying our accounting policies that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes as deemed necessary. Actual results could differ materially from these estimates under different assumptions or conditions.

We believe that the assumptions, judgments and estimates involved in the accounting for the following accounting policies have the greatest potential impact on our consolidated financial statement, and we therefore consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 in the notes to consolidated financial statements.

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

Inventory

Inventories consist of finished goods, raw materials, work-in-process and consumable materials. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Inventory is stated at the lower of cost and net recognizable value of the inventory at December 31, 2020 and 2019. The cost of a general inventory item is determined using the weighted average method. The cost of an inventory item purchased specifically for a customized tool is determined using the specific identification method. Market value is determined as the lower of replacement cost and net realizable value, which is the estimated selling price, in the ordinary course of business, less estimated costs to complete or dispose.

We assess the recoverability of all inventories quarterly to determine if any adjustments are required. We write down excess or obsolete tool-related inventory based on management’s analysis of inventory levels and forecasted 12-month demand and technological obsolescence and spare parts inventory based on forecasted usage. These factors are affected by market and economic conditions, technology changes, new product introductions and changes in strategic direction, and they require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and those differences may have a material effect on recorded inventory values. We had an inventory reserve of $1.1 million at December 31, 2020 and had no inventory reserve at December 31, 2019.

Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges.

Allowance for Doubtful Accounts

Accounts receivable are reflected in our consolidated balance sheets at their estimated collectible amounts. A substantial majority of our accounts receivable are derived from sales to large multinational semiconductor manufacturers in Asia. We follow the allowance method of recognizing uncollectible accounts receivable, pursuant to which we regularly assess our ability to collect outstanding customer invoices and make estimates of the collectability of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (a) accounts receivable and historical bad debts experience, (b) any circumstances of which we are aware of a customer’s inability to meet its financial obligations, (c) changes in our customer payment history, and (d) our judgments as to prevailing economic conditions in the industry and the impact of those conditions on our customers. If circumstances change, such that the financial conditions of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to record additional allowances, which would result in a reduction of our net income.  No allowance for doubtful accounts was considered necessary at December 31, 2020 or 2019.

Valuation of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than we had originally estimated. When these events or changes occur, we evaluate the impairment of the long-lived assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying value of the assets, we recognize an impairment loss based on the excess of the carrying value over the fair value. No impairment charge was recognized in 2020 and 2019.

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

We maintained a partial valuation allowance as of December 31, 2020 with respect to certain net deferred tax assets based on our estimates of recoverability. We determined that the partial valuation allowance was appropriate given our historical operating losses and uncertainty with respect to our ability to generate profits from our business model sufficient to take advantage of the deferred tax assets in all applicable tax jurisdictions.

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

Warranty

We have provided standard warranty coverage on our tools for 12 to 36 months, covering labor and parts necessary to repair a tool during the warranty period. We account for the estimated warranty cost as sales and marketing expense at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, we calculate a rate of warranty expenses to revenue to determine the estimated warranty charge. We update these estimated charges on a regular basis. The actual product performance and field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly.  As of December 31, 2020 and 2019, we had accrued $4.0 million and $2.8 million, respectively, in liability contingency for potential warranty claims.

Financial Liability Carried at Fair Value

As described in note 16 in the Notes to Consolidated Financial Statements, in preparation for the STAR IPO we entered into two agreements with Shengxin (Shanghai) Management Consulting Limited Partnership, or SMC, relating to outstanding obligations for which we had agreed to deliver certain consideration. We accounted for this consideration as a financial liability and applied fair value option methodology to measure the consideration in accordance with ASC 825-10-15-4a. On July 29, 2020 we entered into an amended agreement with SMC under which, in settlement of the financial liability, we issued to SMC a warrant to purchase shares of Class A common stock. The financial liability was remeasured to fair value as of July 29, 2020 and was retired upon issuance of the warrant. The warrant was initially measured at fair value at the issuance date and classified as equity permanently in accordance with ASC Topic 815, Derivatives and Hedging. Estimates related to this item required significant judgment, and a change in the estimates could have a material effect on our results of operations during the periods involved.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements impacting our company, see note 2 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Year Ended December 31,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue	55.6	52.9	53.8
Gross margin	44.4	47.1	46.2
Operating expenses:
Sales and marketing	10.7	11.1	12.9
Research and development	12.2	12.0	13.9
General and administrative	7.8	7.5	10.7
Total operating expenses, net	30.7	30.6	37.5
Income from operations	13.7	16.5	8.7
Interest income (expense), net	(0.1)	(0.4)	(0.6)
Change in fair value of financial liability	(7.6)	-	-
Unrealized gain on trading securities	8.0	-	-
Other income (expense), net	(2.2)	1.3	1.7
Equity income in net income of affiliates	0.4	0.2	0.2
Income before income taxes	12.3	17.6	9.9
Income tax benefit (expense)	1.5	0.5	(1.1)
Net income	13.8	18.1	8.8
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	1.8	0.4	-
Net income attributable to ACM Research, Inc.	12.0%	17.7%	8.8%

Comparison of Year Ended December 31, 2020, 2019 and 2018

Revenue

	Year Ended December 31,
	2020	2019	2018	% Change 2020 v 2019	% Change 2019 v 2018
`	(in thousands)
Revenue	$156,624	$107,524	$74,643	45.7%	44.1%

`	Year Ended December 31,
	2020	2019	2018
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	131,248	90,501	68,341
ECP (front-end and packaging), Furnace and Other Technologies	13,343	6,900	-
Advanced Packaging (excluding ECP), Services & Spares	12,033	10,124	6,302
Total Revenue By Product Category	156,624	107,524	74,643

Wet cleaning and other front-end processing tools	136,317	90,935	68,366
Advanced packaging, other back-end processing tools, services and spares	20,307	16,590	6,277
Total Revenue Front-end and Back-End	156,624	107,524	74,643

Revenue for 2020 compared to 2019 increased by $49.1 million. The increase was due to a $45.4 million increase in revenue from wet cleaning and other front-end processing tools, and a $3.7 million increase in revenue from advanced packaging and other back-end processing tools, services and spares. Revenue for 2019 compared to 2018 increased by $32.9 million. The increase was due to a $22.4 million increase in revenue from wet cleaning and other front-end processing tools, and a $10.5 million increase in revenue from advanced packaging, other back-end processing tools, services and spares.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2020	2019	2018	% Change 2020 v 2019	% Change 2019 v 2018
	(in thousands)
Cost of revenue	$87,025	$56,870	$40,194	53.0%	41.5%
Gross profit	69,599	50,654	34,449	37.4%	47.0%
Gross margin	44.4%	47.1%	46.2%	-2.7	0.9

Cost of revenue increased $30.1 million, and gross profit increased $18.9 million, for 2020 compared to 2019, reflecting the growth in sales at lower gross margin levels. Gross margin decreased by 267 basis points, primarily due to  differences in product mix in 2020 versus 2019.  Cost of revenue increased $16.7 million, and gross profit increased $16.2 million, for 2019 compared to 2018, reflecting the growth in sales. Gross margin increased by 96 basis points, primarily due to  differences in product mix in 2019 versus 2018.

Operating Expenses

	Year Ended December 31,
	2020	2019	2018	% Change 2020 v 2019	% Change 2019 v 2018
	(in thousands)
Sales and marketing expense	$16,773	$11,902	$9,611	40.9%	23.8%
Research and development expense	19,119	12,900	10,380	48.2%	24.3%
General and administrative expense	12,215	8,061	7,987	51.5%	0.9%
Total operating expenses	$48,107	$32,863	$27,978	46.4%	17.5%

Sales and marketing expense increased by $4.9 million for 2020 as compared to 2019, primarily due to an increase in employee count, salaries, stock-based compensation,  and sales commissions.  Sales and marketing expense increased by $2.3 million for 2019 as compared to 2018, primarily due to an increase in employee count, salaries and sales commissions.

Research and development expense increased $6.2 million for 2020 as compared to 2019, primarily due to an increase in employee count, salaries and research and development parts. Research and development expense represented 12.2% and 12.0% of our revenue in 2020 and 2019, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $21.2 million, or 13.6% of revenue, in 2020 and $16.1 million, or 14.9% of revenue, in 2019.

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

General and administrative expense increased $4.2 million for 2020 as compared to 2019, primarily due to an increase in stock-based compensation, increased employee count, and an increase in legal, payroll tax and other fees.  General and administrative expense increased $0.1 million for 2019 as compared to 2018.

Change in fair value of financial liability and trading securities

	Year Ended December 31,
	2020	2019	2018	% Change 2020 v 2019	% Change 2019 v 2018
	(in thousands)
Change in fair value of financial liability	$(11,964)	$-	$-	100.0%	0.0%
Unrealized gain on trading securities	12,574	-	-	100.0%	0.0%

Change in fair value of financial liability was ($12.0) million for 2020 as compared to $0 for 2019 and 2018.  The decrease in 2020 was due to the non-cash, non-operating expense related to transactions as described in note 16.  Unrealized gain on trading securities was $12.6 million for 2020 as compared to $0 for 2019 and 2018, due to an increase in the market value of securities purchased from the original cost basis in July of 2020 to the closing price on December 31, 2020 as described in note 15.

Other Income and Expenses

	Year Ended December 31,
	2020	2019	2018	% Change 2020 v 2019	% Change 2019 v 2018
	(in thousands)
Interest Income	$897	$333	$29	169.4%	1048.3%
Interest Expense	(982)	(745)	(498)	31.8%	49.6%
Interest Income (expense), net	$(85)	$(412)	$(469)	-79.4%	-12.2%

Other income (expense), net	$(3,377)	$1,393	$1,255	-342.4%	11.0%

Interest expense, net, consists of interest incurred from outstanding short-term borrowings, offset by interest earned on net cash balances.  Interest expense, net, decreased to $85,000 in 2020 from $412,000 in 2019, principally as a result of increased interest income earned from higher cash balances, partly offset by increased interest expenses incurred from higher short term bank loans.  Interest expense, net, decreased to $412,000 in 2019 from $469,000 in 2018, principally as a result of increased interest income earned from higher cash balances, partly offset by increased interest expenses incurred from higher short term bank loans.

Other income, net primarily reflects (a) gains or losses recognized from the effect of exchange rates on our foreign currency-denominated asset and liability balances and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above. Our other income (expense) was ($3.4 million) million in 2020 due primarily to a stronger RMB to U.S. dollar exchange rate, compared to other income of $1.4 million in 2019 due to a weaker RMB to U.S. dollar exchange rate, and other income of $1.3 million in 2018 due to a weaker RMB to U.S. dollar exchange rate.

Income Tax Benefit (Expense)

The following presents components of income tax benefit (expense) for the indicated periods:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current:
U.S. federal	$(61)		$-
U.S. state	(2)		-
Foreign	(2,014)	(3,176)	(1,149)
Total current tax expense	(2,077)	(3,176)	(1,149)
Deferred:
U.S. federal	7,325	3,728	-
U.S. state	-		-
Foreign	(2,866)	(34)	343
Total deferred tax benefit	4,459	3,694	343
Total income tax benefit (expense)	$2,382	$518	$(806)

As we collect and prepare necessary data, and interpret the Tax Cuts and Jobs Act of 2017 and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in 2020.

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

We file income tax returns in the United States and state and foreign jurisdictions. Those federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for 1999 through 2020. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state or foreign tax authorities to the extent utilized in a future period.

Liquidity and Capital Resources

During 2020, we funded our technology development and operations principally through our beginning cash balance,  short-term borrowings by ACM Shanghai from local financial institutions, and the release of the voluntary restrictions we had applied to cash proceeds from the private placement of ACM Shanghai shares, as described below.

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

In 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into a Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects), or the Grant Agreement, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration. Shengwei Research (Shanghai), Inc.  obtained rights to use approximately 43,000 square meters (10.6 acres) of land in the Lingang Heavy Equipment Industrial Zone of Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone for a period of fifty years, commencing on the date of delivery of the land in July 2020, which we refer to as the Delivery Date.

In exchange for its land use rights, Shengwei Research (Shanghai), Inc. paid aggregate grant fees of RMB 61.7 million ($9.5 million), and a performance deposit of RMB 12.3 million ($1.9 million), which is equal to 20% of the aggregate grant fees, to secure its achievement of the following performance milestones:

•	the start of construction within 6 months after the Delivery Date (60% of the performance deposit);
•	the completion of construction within 30 months after the Delivery Date (20% of the performance deposit); and
•	the start of production within 42 months after the Delivery Date (20% of the performance deposit.

Upon satisfaction of a milestone, the portion of the performance deposit attributable to that milestone will be repayable to Shengwei Research (Shanghai), Inc.  within ten business days. If the achievement of any of the above milestones is delayed or abandoned, Shengwei Research (Shanghai), Inc. may be subject to additional penalties and may lose its rights to both the use of the granted land and any partially completed facilities on that land.

Covenants in the Grant Agreement require that, among other things, Shengwei Research (Shanghai), Inc. will be required to pay liquidated damages in the event that (a) it does not make a total investment  (including the costs of construction, fixtures, equipment and grant fees) of at least RMB 450.0 million ($63.4 million) or (b) within six years after the Delivery Date, we do not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to the PRC at least RMB 157.6 million ($22.2 million) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.

Sources of Funds

Equity and Equity-related Securities. During the year ended December 31, 2020, we received proceeds of $2.7 million from sales of Class A common stock pursuant to option exercises.

Release of Voluntarily Restricted Proceeds. During the year ended December 31, 2020, we released the restrictions on $58.8 million of the cash proceeds received from the private placement investors that purchased ACM Shanghai shares in anticipation of the STAR Listing (see “—Recent Developments—STAR Market Listing and IPO”). Previously, due to the investors’ redemption rights, we had voluntarily chosen to hold the proceeds as restricted cash. These redemption rights were removed upon submission of the STAR Listing application.

Short-Term and Long-Term Loan Proceeds and Facilities. During the year ended December 31, 2020, we received net proceeds of $12.4 million by increasing net short term borrowing to $26.1 million as compared to $13.8 million in 2019, and we received proceeds of $19.6 million by increasing our long-term borrowing to $19.6 million as compared to $0 million in 2019. ACM Shanghai and ACM Korea are party to short-term lines of credit with five banks, and Shengwei Research (Shanghai), Inc., is party to a long-term loan facility with one bank as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at December 31, 2020
				(in thousands)
Bank of Shanghai Pudong Branch	April 2020	May 2021 - June 2021	3.48%-4.68%	RMB70,000	RMB63,642
				$10,731	$9,756
Bank of Communications	April 2020	April 2021 - May 2021	3.65%-4.65%	RMB20,000	RMB20,000
				$3,066	$3,066
China Everbright Bank	April 2020	April 2021 - June 2021	2.7%-4.7%	RMB80,000	RMB57,922
				$12,264	$8,879
China Merchants Bank	August 2020	August 2021	3.85%	RMB80,000	RMB29,000
				$12,264	$4,446
China Merchants Bank	November 2020	Repayable by installments and the last installments repayble in November 2030	4.65%	RMB128,500	RMB127,657
				$19,699	$19,570
Industrial Bank of Korea	July 2020	July 2021	3.99%	KRW500,000	NIL
				$428	-
				$58,452	$45,717

(1)
Converted from RMB to dollars as of December 31, 2020. All of the amounts owing under the line of credit with China Everbright Bank and Bank of China Pudong Branch are guaranteed by Dr. David Wang, our Chief Executive Officer, President and Chair of the Board. All of the amounts owing under the line of credit with Bank of Shanghai Pudong Branch are guaranteed by Dr. Wang and CleanChip Technologies LTD, a wholly owned subsidiary of ACM Shanghai. All of the amounts owing under the line of credit with Industrial Bank of Korea are guaranteed by YY Kim, Chief Executive Officer of ACM Research (Korea).

Government Research and Development Grants. As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received cash payments of $6.2 million related to such grants in 2020, as compared to received cash payments of $3.4 million related to such grants in 2019. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital. The following table sets forth selected working capital information:

December 31, 2020
(in thousands)
Cash and cash equivalents	$71,766
Accounts receivable, less allowance for doubtful amounts	56,441
Inventory	88,639
Working capital	$216,846

Our cash and cash equivalents at December 31, 2020 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Cash Flow used in Operating Activities. Our operations used cash flow of $13.5 million during the year ended December 31, 2020. Our cash flow from operating activities is influenced by (a) the level of net income, (b) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (c) the number of first tools or ‘demo’ tools delivered to customers for evaluation, (d) increases in the number of customers using our products, and (e) the amount and timing of payments by customers.

Capital Expenditures. We incurred $5.9 million in capital expenditures during the year ended 2020, versus $1.1 in million capital expenditures in 2019.

Lingang-Related Investments.  ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., purchased a land use right for $9.7 million in the year ended 2020, as described in note 7 to the consolidated financial statements. ACM Shanghai pre-paid $40.2 million during the year-ended December 31, 2020 for a deposit towards a purchase of housing properties which was recorded in other long term assets in the consolidated balance sheets as described in note 8.

Trading Securities. ACM Shanghai made an indirect investment of $15.0 million in shares of Semiconductor Manufacturing International Corporation on  the STAR Market through ACM Shanghai’s investment in Qingdao Limited Partnership Fund, during the year ended December 31, 2020, as is described in note 15 to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating, investing and financing activities, we are exposed to market risks such as interest rate risk and foreign currency exchange rate risk. We are also exposed to credit risk as a result of our normal business activities.

Foreign Currency Exchange Risk

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency, while the functional currency of our subsidiaries in the PRC is RMB, and the functional currency of our subsidiary in South Korea is the South Korean Won, or the SKR. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of the transactions. Any difference between the initially recorded amount and the settlement amount is recorded as a gain or loss on foreign currency transaction in our consolidated statements of operations. Monetary assets and liabilities denominated in a foreign currency are translated at the functional currency rate of exchange as of the date of a consolidated balance sheet. Any difference is recorded as a gain or loss on foreign currency translation in the appropriate consolidated statement of operations. In accordance with ASC Topic 830, Foreign Currency Matters, we translate the assets and liabilities into U.S. dollars from RMB using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in stockholders’ equity as part of accumulated other comprehensive income.

The majority of our business is conducted through our ACM Shanghai subsidiary that manufactures and sells our products in various global markets, and we also have operations in South Korea, the Taiwan Region, the United States, and other countries. We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase raw materials, pay wages, and make payments to our supply chain in foreign currencies, primarily RMB, and also the SKR. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates.  For example, because of our significant manufacturing operations in the PRC, a weakening RMB is advantageous and a strengthening RMB is disadvantageous to our financial results. At this time, we have not established a formal hedging policy to attempt to reduce the inherent risks of potential currency fluctuations on our global operations.  We report the impact of foreign exchange fluctuations in the other income (expense) line item of our Consolidated Statements of Operations and Comprehensive Income statements.  For 2020, 2019, and 2018, the effect of fluctuations of foreign currencies contributed realized gains (losses) of ($4.4 million), $1.0 million and $1.1 million respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. To date these restrictions have not had a material impact on us because we have not engaged in any significant transactions that are subject to the restrictions.

Interest Rate Risk

As of December 31, 2020 and 2019, the balance of our short term bank borrowings (see note 9 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”), matured at various dates within the following year and did not expose the Company to interest rate risk.  As of December 31, 2020, the balance of our long-term borrowings (see note 12 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”) carries a fixed interest rated and we may be exposed to fair value interest rate risk.

We have implemented policies and procedures to measure, manage, monitor and report risk exposures, which are reviewed regularly by management and the board of directors. We identify risk exposures and monitor and manage such risks on an ongoing basis.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
ACM Research, Inc.
Fremont, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ACM Research, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition on sale of single-wafer wet cleaning equipment

As described in Note 2 and Note 3 to the consolidated financial statements, the Company derives revenue principally from the sale of single-wafer wet cleaning equipment. Revenue of sale of single-wafer wet cleaning equipment is recognized when the Company satisfies performance obligations by transferring the control over products promised in the contract with customer, which is the point of time when the equipment has been demonstrated to meet the customer’s predetermined specifications and is accepted by the customer. For revenue contracts that provide for a lapsing customer acceptance period, the Company recognizes revenue as of the earlier of the expiration of the lapsing acceptance period or customer acceptance.

We identified the timing of revenue recognition as a critical audit matter because the Company’s revenue contracts have a variety of specifications, payment terms and customer acceptance clauses. Auditing these elements involved especially challenging auditor judgment in evaluating the appropriateness of the Company’s revenue recognition.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls over revenue recognition including management’s assessment of revenue contract terms.
•
Evaluating management’s accounting policies and practices including the reasonableness of management’s judgments and assumptions relating to the Company’s revenue recognition including evaluation of customer acceptance clauses.

•	Testing a sample of revenue contracts and underlying order documents to evaluate appropriateness of management’s revenue recognition including assessment of customer acceptance clauses.

Accounting for Financial Liability

As described in Note 16 to the consolidated financial statements, in preparation for the STAR IPO, the Company entered into two agreements relating to outstanding obligations and agreed to deliver certain consideration. The Company accounted for this consideration as a financial liability and applied fair value option to measure the consideration. On July 29, 2020 the Company entered into an amended agreement under which, in settlement of the financial liability, the Company issued a warrant to purchase shares of Class A common stock. The financial liability was remeasured to fair value as of July 29, 2020 and was retired with the issuance of the warrant.

We identified the accounting and measurement of the financial liability as a critical audit matter. Auditing the Company’s accounting assessment of the financial liability involved especially challenging and complex auditor judgment due to the nature and extent of specialized skill and knowledge required.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls over management’s assessment of accounting and measurement of the financial liability.
•	Evaluating the reasonableness of management’s assumptions in determining the fair value of the financial liability.
•	Utilizing personnel with specialized knowledge and skill in accounting to evaluate the appropriateness of management’s application of accounting guidance for complex financial instruments.

BDO China Shu Lun Pan Certified Public Accountants LLP

We have served as the Company's auditor since 2015.

Shenzhen, The People’s Republic of China

March 1, 2021

ACM RESEARCH, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$71,766	$58,261
Restricted cash	-	59,598
Trading securities (note 15)	28,239	-
Accounts receivable, less allowance for doubtful accounts of $0 as of December 31, 2020 and December 31, 2019 (note 4)	56,441	31,091
Other receivables	9,679	2,603
Inventories (note 5)	88,639	44,796
Prepaid expenses	5,892	2,047
Total current assets	260,656	198,396
Property, plant and equipment, net (note 6)	8,192	3,619
Land use right, net (note 7)	9,646	-
Operating lease right-of-use assets, net (note 11)	4,297	3,887
Intangible assets, net	554	344
Deferred tax assets (note 21)	11,076	5,331
Long-term investments (note 14)	6,340	5,934
Other long-term assets (note 8)	40,496	192
Total assets	341,257	217,703
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 9)	26,147	13,753
Current portion of long-term borrowings (note 12)	1,591	-
Accounts payable	35,603	13,262
Advances from customers	17,888	9,129
Deferred revenue	1,343	-
Income taxes payable (note 21)	31	3,129
FIN-48 payable (note 21)	83	-
Other payables and accrued expenses (note 10)	18,805	12,874
Current portion of operating lease liability (note 11)	1,417	1,355
Total current liabilities	102,908	53,502
Long-term borrowings (note 12)	17,979	-
Long-term operating lease liability (note 11)	2,880	2,532
Deferred tax liability (note 21)	1,286	-
Other long-term liabilities (note 13)	8,034	4,186
Total liabilities	133,087	60,220
Commitments and contingencies (note 23)
Redeemable non-controlling interests (note 19)	-	60,162
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 50,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 16,896,693 shares issued and outstanding as of December 31, 2020 and 16,182,151 shares issued and outstanding as of December 31, 2019 (note 18)	2	2
Common stock–Class B, par value $0.0001: 2,409,738 shares authorized as of December 31, 2020 and December 31, 2019; 1,802,606 shares issued and outstanding as of December 31, 2020 and 1,862,608 shares issued and outstanding as of December 31, 2019 (note 18)	-	-
Additional paid in capital	102,004	83,487
Accumulated surplus	34,287	15,507
Accumulated other comprehensive income (loss)	4,857	(1,675)
Total ACM Research, Inc. stockholders’ equity	141,150	97,321
Non-controlling interests	67,020	-
Total stockholders’ equity	208,170	97,321
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$341,257	$217,703

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue (note 3)	$156,624	$107,524	$74,643
Cost of revenue	87,025	56,870	40,194
Gross profit	69,599	50,654	34,449
Operating expenses:
Sales and marketing	16,773	11,902	9,611
Research and development	19,119	12,900	10,380
General and administrative	12,215	8,061	7,987
Total operating expenses, net	48,107	32,863	27,978
Income from operations	21,492	17,791	6,471
Interest income	897	333	29
Interest expense	(982)	(745)	(498)
Change in fair value of financial liability (note 16)	(11,964)	-	-
Unrealized gain on trading securities	12,574	-	-
Other income (expense), net	(3,377)	1,393	1,255
Equity income in net income of affiliates	655	168	123
Income before income taxes	19,295	18,940	7,380
Income tax benefit (expense) (note 21)	2,382	518	(806)
Net income	21,677	19,458	6,574
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	2,897	564	-
Net income attributable to ACM Research, Inc.	$18,780	$18,894	$6,574
Comprehensive income:
Net income	21,677	19,458	6,574
Foreign currency translation adjustment	10,493	(899)	(979)
Comprehensive Income	32,170	18,559	5,595
Less: Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	6,858	483	-
Comprehensive income attributable to ACM Research, Inc.	$25,312	$18,076	$5,595

Net income attributable to ACM Research, Inc. per common share (note 2):
Basic	$1.03	$1.12	$0.42
Diluted	$0.89	$0.99	$0.37

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	18,233,361	16,800,623	15,788,460
Diluted	21,183,469	19,135,497	17,912,105

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except per share data)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2017	12,935,546	$1	2,409,738	$-	$49,695	$(9,961)	$122	$-	$39,857
Net income attributable to ACM Research, Inc.	-	-	-	-	-	6,574	-	-	6,574
Foreign currency translation adjustment	-	-	-	-	-	-	(979)	-	(979)
Exercise of stock options	265,952	-	-	-	528	-	-	-	528
Stock-based compensation	-	-	-	-	3,363	-	-	-	3,363
Conversion of Class B common stock to Class A common stock	511,315	-	(511,315)	-	-	-	-	-	-
Exercise of stock warrants issued to SMC	397,502	-	-	-	2,981	-	-	-	2,981
Balance at December 31, 2018	14,110,315	$1	1,898,423	$-	$56,567	$(3,387)	$(857)	$-	$52,324
Net income attributable to ACM Research, Inc.	-	-	-	-	-	18,894	-	-	18,894
Foreign currency translation adjustment	-	-	-	-	-	-	(818)	-	(818)
Exercise of stock options	195,297	-	-	-	317	-	-	-	317
Cancellation of stock options					(576)			-	(576)
Stock-based compensation	-	-	-	-	3,572	-	-	-	3,572
Issuance of Class A common stock in connection with public offering	2,053,572	1	-	-	26,434	-	-	-	26,435
Share repurchase	(214,286)				(2,827)			-	(2,827)
Conversion of Class B common stock to Class A common stock	35,815	-	(35,815)	-	-	-	-	-	-
Exercise of stock warrants issued to HFG	1,438	-	-	-	-	-	-	-	-
Balance at December 31, 2019	16,182,151	$2	1,862,608	$-	$83,487	$15,507	$(1,675)	$-	$97,321
Net income	-	-	-	-	-	18,780	-	2,254	21,034
Foreign currency translation adjustment	-	-	-	-	-	-	6,532	4,808	11,340
Exercise of stock options	832,504	-	-	-	2,745	-	-	-	2,745
Stock-based compensation	-	-	-	-	5,628	-	-	-	5,628
Conversion of class B common shares to Class A common shares	60,002	-	(60,002)	-	-	-	-	-	-
Share cancellation (note 16)	(242,681)	-	-	-	(9,715)	-	-	-	(9,715)
Issuance of warrants (note 16)	-	-	-	-	19,859	-	-	-	19,859
Exercise of stock warrants	64,717	-	-	-	-		-	-	-
Reclassification of redeemable non-controlling interest	-	-	-	-	-	-	-	59,958	59,958
Balance at December 31, 2020	16,896,693	2	1,802,606	-	102,004	34,287	4,857	67,020	208,170

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$21,677	$19,458	$6,574
Adjustments to reconcile net income from operations to net cash used in operating activities
Depreciation and amortization	1,055	788	417
Loss on disposals of property, plant and equipment	25	294	-
Equity income in net income of affiliates	(655)	(168)	(123)
Unrealized gain on trading securities	(12,574)	-	-
Deferred income taxes	(4,085)	(3,719)	(405)
Stock-based compensation	5,628	3,572	3,363
Change in fair value of financial liability	11,964	-	-
Net changes in operating assets and liabilities:
Accounts receivable	(22,085)	(6,961)	883
Other receivables	(6,882)	891	(1,171)
Inventory	(40,768)	(6,658)	(24,083)
Prepaid expenses	(3,518)	(83)	(1,494)
Other long-term assets	(99)	(151)	44
Accounts payable	21,275	(3,058)	9,825
Advances from customers	8,578	705	8,316
Income tax payable	(3,137)	1,952	1,149
FIN-48 payable	(83)	-	-
Other payables and accrued expenses	5,236	2,865	4,954
Deferred revenue	1,343	-	-
Other long-term liabilities	3,558	(324)	(1,340)
Net cash flow (used in) provided by operating activities	(13,547)	9,403	6,909

Cash flows from investing activities:
Purchase of property and equipment	(5,211)	(971)	(1,830)
Purchase of intangible assets	(324)	(154)	(241)
Purchase of land-use-right	(9,744)	-	-
Purchase of trading securities	(15,020)	-	-
Prepayment for property	(40,206)	-	-
Investments in unconsolidated affiliates	-	(4,406)	-
Dividends from unconsolidated affiliates	555	-	-
Net cash used in investing activities	(69,950)	(5,531)	(2,071)

Cash flows from financing activities:
Proceeds from short-term borrowings	32,573	18,423	17,726
Repayments of short-term borrowings	(20,234)	(14,005)	(13,131)
Proceeds from long-term borrowings	19,699	-	-
Repayments of long-term borrowings	(129)	-	-
Repayments of notes payable	(1,820)	-	-
Proceeds from stock option exercise to common stock	2,745	317	528
Proceeds from issuance of Class A common stock in connection with public offering, net of direct issuance expenses of $2,287	-	26,434	-
Payment for repurchase of Class A common stock	-	(2,827)	-
Payment for cancellation of stock option	-	(576)	-
Proceeds from issuance of common stock to redeemable Non-controlling interest	-	59,679	-
Net cash provided by financing activities	32,834	87,445	5,123

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$4,570	$(582)	$(518)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(46,093)	$90,735	$9,443

Cash, cash equivalents and restricted cash at beginning of period	117,859	27,124	17,681
Cash, cash equivalents and restricted cash at end of period	$71,766	$117,859	$27,124

Supplemental disclosure of cash flow information:
Interest paid	$982	$745	$498
Cash paid for income taxes	$4,971	$1,156	$-

Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Cash and cash equivalents	71,766	58,261	27,124
Restricted cash	-	59,598	-
Cash, cash equivalents and restricted cash	$71,766	$117,859	$27,124
Non-cash financing activities:
Warrant conversion to common stock	$399	$9	$3,079
Share cancellation, (note 16)	$9,715	$-	$-
Issuance of warrant for settlement of financial liability, (note 16)	$19,859	$-	$-

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
On September 13, 2017, ACM effectuated a 1-for-3 reverse stock split of Class A and Class B common stock. Unless otherwise indicated, all share numbers, per share amount, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have been adjusted retrospectively to reflect the reverse stock split.

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

In June 2019 ACM announced plans to complete over the next three years a listing (the “STAR Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “STAR IPO”) of ACM Shanghai shares in the PRC. ACM Shanghai is currently ACM’s primary operating subsidiary, and at the time of announcement, was wholly owned by ACM. To meet a STAR Listing requirement that it have multiple independent stockholders in the PRC, ACM Shanghai completed private placements of its shares in June and November 2019, following which, as of September 30, 2020, the private placement investors held a total of 8.3% of the outstanding shares of ACM Shanghai and ACM Research held the remaining 91.7%. As part of the STAR Listing process, in June 2020 the ownership interests held by the private investors were reclassified from redeemable non-controlling interests to non-controlling interests as the redemption feature was terminated (note 19).

In preparation for the STAR IPO, ACM completed a reorganization in December 2019 that included the sale of all of the shares of Cleanchip by ACM to ACM Shanghai for $3,500. The reorganization and sale had no impact on ACM’s consolidated financial statements.

The Company has direct or indirect interests in the following subsidiaries:

	Place and date of	Effective interest held as at December 31,
Name of subsidiaries	incorporation	2020	2019
ACM Research (Shanghai), Inc.	China, May 2005	91.7%	91.7%
ACM Research (Wuxi), Inc.	China, July 2011	91.7%	91.7%
CleanChip Technologies Limited	Hong Kong, June 2017	91.7%	91.7%
ACM Research Korea CO., LTD.	Korea, December 2017	91.7%	91.7%
Shengwei Research (Shanghai), Inc.	China, March 2019	91.7%	91.7%
ACM Research (CA), Inc.	USA, June 2019	91.7%	91.7%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%

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

COVID-19 Assessment

The outbreak of COVID-19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. In December 2019 a series of emergency quarantine measures taken by the PRC government disrupted domestic business activities during the weeks after the initial outbreak of COVID-19. Since that time, an increasing number of countries, including the United States, have imposed restrictions on travel to and from the PRC and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID-19. The situation continues to develop, however, and it is impossible to predict the effect and ultimate impact of the COVID-19 outbreak on the Company’s business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The COVID-19 outbreak has been declared a worldwide health pandemic that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition. Through December 31, 2020 the Company did not experience significant negative impact of COVID-19 on its operations, capital and financial resources, including overall liquidity position.

The Company conducts substantially all of its product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by the COVID-19 outbreak and related restrictions on transportation and public appearances. In February 2020 ACM Shanghai’s headquarters were closed for an additional six days beyond the normal Lunar New Year Holiday in accordance with Shanghai government restrictions related to the outbreak. The Company cannot assure that further closures or reductions of its PRC operations or production may not be necessary in upcoming months as the result of business interruptions arising from protective measures being taken by the PRC and other governmental agencies or of other consequences of the COVID-19 outbreak.

The Company’s corporate headquarters are located in San Mateo County in the San Francisco Bay Area. In order to attempt to mitigate the COVID-19 pandemic, in March 2020 (a) the State of California declared a state of emergency related to the spread of COVID-19, (b) the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease, (c) the health officers of six San Francisco Bay Area counties, including San Mateo County, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel, and (d) the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to limited exceptions). The effects of these types of actions in the future may negatively impact productivity, disrupt the business of the Company and delay timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course.

The prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to enhance, develop and support existing products and services, detect and prevent spam and problematic content, hold product sales and marketing events, and generate new sales leads, among others. In addition, the changed environment under which the Company is operating could have an effect on its internal controls over financial reporting as well as our ability to meet a number of its compliance requirements in a timely or quality manner. Additional and/or extended, governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. As the Company prepares to return its workforce in more locations back to the office in 2021, it may experience increased costs as it prepares its facilities for a safe return to work environment and experiment with hybrid work models, in addition to potential effects on its ability to compete effectively and maintain its corporate culture.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID-19 outbreak could cause the Company to lose revenue and market share, which would depress its financial performance and could be difficult to recapture. The Company’s business may also be harmed if travel to or from the PRC or the United States continues to be restricted or inadvisable or if members of management and other employees are absent because they contract the coronavirus, they elect not to come to work due to the illness affecting others in the Company’s office or laboratory facilities, or they are subject to quarantines or other governmentally imposed restrictions.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for the valuation and recognition of fair value of trading securities, stock-based compensation arrangements and warrant liability, realization of deferred tax assets, assessment for impairment of long-lived assets, allowance for doubtful accounts, inventory valuation for excess and obsolete inventories, lower of cost and market value or net realizable value of inventories, depreciable lives of property and equipment and useful life of intangible assets.

Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates and assumptions.

Reclassifications

Certain prior year amounts in the notes to the Consolidated Financial Statements, have been reclassified to conform with the current year presentation. These classifications within the statements had no impact on the Company’s results of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, bank deposits that are unrestricted as to withdrawal and use, and highly liquid investments with an original maturity date of three months or less at the date of purchase. At times, cash deposits may exceed government-insured limits.

Restricted cash

Restricted cash represents deposits not readily available to ACM. Restricted cash as of December 31, 2019 represented cash hold in reserve, all of the proceeds received from issuance of common stock to redeemable non-controlling interest in segregated cash and cash-equivalent accounts. There was no restricted cash as of December 31, 2020, as the redemption feature of these proceeds was terminated during the second quarter of 2020 and the Company released restrictions on the cash as described in note 19.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history and credit worthiness, current economic trends and reasonable and supportable forecasts. Accounts are written off after all collection efforts have been exhausted. At December 31, 2020, and 2019, the Company, based on a review of its outstanding balances and its customers, determined the allowance for doubtful accounts in the amount of $0 and $0 respectively.

Land use right, net

The land use right represents the cost to purchase a right to use state-owned land in the PRC with lease terms of 50 years expiring in 2070, for which an upfront lump-sum payment was made during the year ended December 31, 2020. The Company classifies the land use right as non-current assets on the consolidated balance sheets (note 7).

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

Inventory was recorded at the lower of cost or net realizable value at December 31, 2020 and 2019.
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

Intangible Assets, Net

Intangible assets consist of software used for finance, manufacturing, and research and development purposes. Assets are valued at cost at the time of acquisition and are amortized over their beneficial periods. If a contract specifies a beneficial period, then the intangible asset is amortized over a term not exceeding the beneficial period. If the contract does not specify a beneficial period, then the intangible asset is amortized over a term not exceeding the valid period specified by local law. If neither the contract nor local law specifies a beneficial period, then the intangible asset is amortized over a period of up to 10 years. Currently, the software that the Company uses is amortized for between two and ten-years, based on its functionality and useful life in accordance with the policy described above.

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

All marketable securities are classified as trading securities and trading securities and are stated at fair market value, less a discount applied to reflect the remaining lock-up period when the securities are subject to lock-up period. Fair market value is determined by the most recently traded price of the security at the balance sheet date. Net realized and unrealized gains and losses on trading securities are included in the consolidated statement of operations. The cost of investments sold is based on the average cost method. Interest and dividend income earned are included in other income (expense), net.

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

As the non-controlling interests would be redeemable at a fixed purchase price, it is classified as common-share non-controlling interests redeemable at other than fair value. The Company applied the entire adjustment method (income classification) for subsequent measurement in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Classification (“ASC”) ASC 480-10-S99.

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

Shipping and Handling Costs

Shipping and handling costs, which relate to transportation of products to customer locations, are charged to selling and marketing expense. For the years ended December 31, 2020, 2019 and 2018, shipping and handling costs included in sales and marketing expenses were $76, $172 and $146, respectively.

Borrowing Costs

Borrowing costs attributable directly to the acquisition, construction or production of qualifying assets that require a substantial period of time to be ready for their intended use or sale are capitalized as part of the cost of those assets. Income earned on temporary investments of specific borrowings pending their expenditure on those assets is deducted from borrowing costs capitalized. All other borrowing costs are recognized in interest expenses in the consolidated statements of operations and comprehensive income in the period in which they are incurred. No borrowing costs were capitalized for the year ended December 31, 2020, 2019 or 2018.

Warranty

For each of its products, the Company generally provides a standard warranty ranging from 12 to 36 months and covering replacement of the product during the warranty period. The Company accounts for the estimated warranty costs as sales and marketing expenses at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, the Company calculates a rate of warranty expenses to revenue to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. Warranty obligations are included in other payables and accrued expenses in the consolidated balance sheets. The following table shows changes in the Company’s warranty obligations for the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$2,811	$1,710	$839
Additions	3,101	2,105	1,412
Utilized	(1,937)	(1,004)	(541)
Balance at end of period	$3,975	$2,811	$1,710

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Government Subsidies

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

The governmental grants contain certain operating conditions, and the Company is required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although the Company is not required to return any funds it receives. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2020, 2019 and 2018, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $2,658, $3,195 and $1,486, respectively.

●
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the years ended December 31, 2020, 2019 and 2018, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $149, $147 and $144, respectively.

Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities (note 13) in the balance sheet until the criteria for such recognition are satisfied.

Stock-based Compensation

ACM grants stock options to employees and non-employee consultants and directors and accounts for those stock-based awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.

Stock-based awards granted to employees and non-employee consultants and directors are measured at the fair value of the awards on the grant date and are recognized as expenses either (a) immediately on grant, if no vesting conditions are required or (b) using the graded vesting method, net of estimated forfeitures, over the requisite service period. The fair value of stock options is determined using the Black-Scholes valuation model when there is only service condition attached or the Monte Carlo valuation model when there is performance condition attached. Stock-based compensation expense, when recognized, is charged to the category of operating expense corresponding to the service function of the employees and non-employee consultants and directors.

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

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share are calculated as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$21,677	$19,458	$6,574
Net income attributable to non-controlling interests and redeemable non-controlling interests	2,897	564	-
Net income available to common stockholders, basic and diluted	$18,780	$18,894	$6,574
Weighted average shares outstanding, basic	18,233,361	16,800,623	15,788,460
Effect of dilutive securities	2,950,108	2,334,874	2,123,645
Weighted average shares outstanding, diluted	21,183,469	19,135,497	17,912,105

Net income per common share:
Basic	1.03	1.12	0.42
Diluted	$0.89	$0.99	$0.37

Basic and diluted net income per common share are presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per common share is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM did not have any participating securities outstanding during the three-year period ending December 31, 2020.

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the years ended December 31, 2020, 2019 and 2018, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted and diluted net income per common share are presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income (per common share is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM did not have any participating securities outstanding during the three-year period ending December 31, 2020.

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the years ended December 31, 2020, 2019 and 2018, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities, including stock options and issued warrants, that could share in ACM’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were 78,000, 606,000 and 241,700 for the years ended December 31, 2020, 2019 and 2018, respectively.

Comprehensive Income Attributable to the Company

The Company applies FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement with the same prominence as other financial statements. The comprehensive income attributable to the Company was $25,312, $18,076 and $5,595 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Statutory surplus reserves may be used to offset accumulated losses or to increase the registered capital of a PRC subsidiary, subject to approval from the relevant PRC authorities, and are not available for dividend distribution to the subsidiary’s shareholders. The PRC subsidiaries are prohibited from distributing dividends unless any losses from prior years have been offset. Except for offsetting prior years’ losses, however, statutory surplus reserves must be maintained at a minimum of 25% of share capital after such usage. ACM Shanghai estimated a statutory surplus reserve of $3,065 and $1,427 based on an accumulated profit as of December 31, 2020 and 2019, respectively, which is included in the accumulated surplus in the consolidated balance sheets.

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

Fair Value Measured or Disclosed on a Recurring Basis

Trading securities - The fair value of trading securities derives from the on quoted prices for identical securities in active markets at the balance sheet date, less a discount applied to reflect the remaining lock-up period. The Company classifies the valuation techniques that use these inputs as Level 2 fair value measurement (note 15).

Financial liability – The fair value of financial liability are classified within Level 3 as the fair values are measured based on the inputs linked to the choice of settlement by the counter party that are unobservable in the market.

Other financial items for disclosure purpose—The fair value of other financial items of the Company, other than long-term borrowings for disclosure purpose, including cash and cash equivalents, accounts receivable, other receivables, short-term borrowings, accounts payable, advances from customers, and other payables and accrued expenses, approximate their carrying value due to their short-term nature. The carrying value of the long-term borrowings which are subject to fixed interest rate approximates its fair value as the market interest rate did not significantly change from the borrowing date to December 31, 2020.

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

The Company is potentially subject to concentrations of credit risks in its accounts receivable. In each of the years ended December 31, 2020 and 2019, a total of three customers individually accounted for greater than ten percent of the Company’s revenue:

	December 31,
	2020	2019
Customer A	36.93%	26.46%
Customer B	*	19.84%
Customer C	26.77%	27.50%
Customer D	12.10%	*
Total	75.80%	73.79%

Interest Rate Risk

As of December 31, 2020 and 2019, the balance of the Company’s short term bank borrowings (note 9), matured at various dates within the following year and did not expose the Company to interest rate risk.  As of December 31, 2020, the balance of the Company’s long-term borrowings (note 12) carried a fixed interest rate and the Company may have been exposed to fair value interest rate risk.

Liquidity Risk

The Company’s working capital at December 31, 2020 and 2019 was sufficient to meet its then-current requirements. The Company may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions the Company decides to pursue. In the long run, the Company intends to rely primarily on cash flows from operations and additional borrowings from financial institutions in order to meet its cash needs. If those sources are insufficient to meet cash requirements, the Company may seek to issue additional debt or equity.

Country Risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Foreign Currency Risk and Translation

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency, while the functional currency of ACM’s subsidiaries is the Chinese Renminbi (“RMB”), and the Korean Won. Changes in the relative values of U.S. dollars and RMB affect the Company’s reported levels of revenues and profitability as the results of its operations are translated from RMB into U.S. dollars for reporting purposes. Because the Company has not engaged in any hedging activities, it cannot predict the impact of future exchange rate fluctuations on the results of its operations and it may experience economic losses as a result of foreign currency exchange rate fluctuations.

Transactions of ACM’s subsidiaries involving foreign currencies are recorded in functional currency according to the rate of exchange prevailing on the date when the transaction occurs. The ending balances of the Company’s foreign currency accounts are converted into functional currency using the rate of exchange prevailing at the end of each reporting period. Net gains and losses resulting from foreign exchange fluctuations as marked to market at year-end are included in the consolidated statements of operations and comprehensive income. Total foreign currency translation adjustment was $10,493, ($899) and ($979) for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Translations of amounts from RMB and Korean Won into U.S. dollars were made at the following exchange rates for the respective dates and periods:

	At December 31,
	2020	2019	2018
Consolidated balance sheets:
RMB to $1.00	6.5232	6.9784	6.8634
KRW to $1.00	1,088.14	1,156.07	1,114.83

	Year Ended December 31,
	2020	2019	2018
Consolidated statements of operations and comprehensive income:
RMB to $1.00	6.8966	6.8966	6.6181
KRW to $1.00	1,179.25	1,165.50	1,100.11

Recently Adopted Accounting Pronouncements

On March 27, 2020, the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and were reflected in 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to §163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The modification to the interest expense limitation did not have an impact on the Company’s taxable income or net operating losses for the year ended December 31, 2020.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculate for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year, with early adoption permitted. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the pre-existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. In October 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the Securities and Exchange Commission (“SEC”) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Since the Company was eligible to be an SRC based on the Company’s most recent SRC determination as of November 15, 2019 (which is the issuance date of ASU 2019-10) in accordance with SEC regulations, the Company will adopt the standards for the year beginning January 1, 2023. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes and systems and expects the standard will have a minor impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 will be effective for the Company in the first quarter of 2021. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be applied anytime between the first quarter of 2020 and the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the related businesses. The following tables present disaggregated revenue information:

	Year Ended December 31,
	2020	2019	2018
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$131,248	$90,501	$68,341
ECP (front-end and packaging), Furnace and Other Technologies	13,343	6,900	-
Advanced Packaging (exclude ECP), Services & Spares	12,033	10,124	6,302
Total Revenue By Product Category	$156,624	$107,524	$74,643

Wet cleaning and other front-end processing tools	136,317	90,935	68,366
Advanced packaging, other back-end processing tools, services and spares	20,307	16,590	6,277
Total Revenue Front-End and Back-End	$156,624	$107,524	$74,643

	Year Ended December 31,
	2020	2019	2018
Mainland China	$154,359	$103,467	$69,866
Other Regions	2,265	4,057	4,777
	$156,624	$107,524	$74,643

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2020 and 2019, accounts receivable consisted of the following:

	December 31,
	2020	2019
Accounts receivable	$56,441	$31,091
Less: Allowance for doubtful accounts	-	-
Total	$56,441	$31,091

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at December 31, 2020 and 2019. At December 31, 2020 and 2019, accounts receivable of $0 and $1,433, respectively, were pledged as collateral for borrowings from financial institutions (note 9).

 NOTE 5 – INVENTORIES

At December 31, 2020 and 2019, inventory consisted of the following:

	December 31,
	2020	2019
Raw materials	$32,391	$15,105
Work in process	23,871	10,407
Finished goods	32,377	19,284
Total inventory	$88,639	$44,796

At December 31, 2020 and 2019, the Company held an inventory reserve of $1,140 and $0, respectively. System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2020 and 2019, property, plant and equipment consisted of the following:

	December 31,
	2020	2019
Manufacturing equipment	$5,966	$3,902
Office equipment	1,047	627
Transportation equipment	216	124
Leasehold improvement	2,398	1,442
Total cost	9,627	6,095
Less: Total accumulated depreciation	(3,745)	(3,077)
Construction in progress	2,310	601
Total property, plant and equipment, net	$8,192	$3,619

Depreciation expense was $826, $713 and $350 for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020 and 2019, the Company retired certain fully depreciated manufacturing equipment with cost of $446 and $5,824, respectively.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 7 – LAND USE RIGHT, NET

 A summary of land use right is as follows:

	December 31,
	2020	2019
Land use right purchase amount	$9,744	$-
Less: Accumulated amortization	(98)	-
Land use right, net	$9,646	$-

In 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a 50-year land use right in the Lingang region of Shanghai. In July 2020, Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate new manufacturing systems and automation technologies, and will provide floor space to support significantly increase production capacity and related research and development activities.

The amortization for the year ended December 31, 2020 was $98.

The annual amortization of land use right for each of the five succeeding years is as follows:

Year ending December 31,
2021	$195
2022	195
2023	195
2024	195
2025	195

NOTE 8 – OTHER LONG-TERM ASSETS

At December 31, 2020 and 2019, other long-term assets consisted of the following:

	December 31,
	2020	2019
Prepayment for property	$39,450	$-
Security deposit for land use right	756	-
Others	290	192
Total other long-term assets	$40,496	$192

The prepayment for property is for the housing in Lingang, Shanghai. The property is pledged for a long-term loan from China Merchants Bank (note 12).

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 9 – SHORT-TERM BORROWINGS

At December 31, 2020 and December 31, 2019, short-term and long-term borrowings consisted of the following:

	December 31, 2020	December 31, 2019
Line of credit up to RMB 50,000 from Bank of Shanghai Pudong Branch, due on January 23, 2020 with an annual interest rate of 5.22%. It was fully repaid on January 23, 2020. *1	-	5,057
Line of credit up to RMB 20,000 from Shanghai Rural Commercial Bank, due on February 21, 2020 with an annual interest rate of 5.66%, guaranteed by and pledged by accounts receivable. It was fully repaid on February 21, 2020.	-	1,433
Line of credit up to RMB 20,000 from Bank of Communications,
1)due on January 18, 2020 with an annual interest rate of 5.66% and fully repaid on January 19, 2020.	-	1,433
2)due on January 22, 2020 with an annual interest rate of 5.66% and fully repaid on January 22, 2020.	-	717
3)due on February 14, 2020 with an annual interest rate of 5.66% and fully repaid on February 14, 2020.	-	717
Line of credit up to RMB 50,000 from China Everbright Bank,
1)due on March 25, 2020 with an annual interest rate of 4.94% and fully repaid on March 24, 2020. *2	-	3,250
2)due on April 17, 2020 with an annual interest rate of 5.66% and fully repaid on April 2, 2020. *2	-	1,146
Line of credit up to RMB 80,000 from China Everbright Bank,
1)due on April 1, 2021 with an annual interest rate of 4.70%. *2	4,599	-
2)due on June 27, 2021 with an annual interest rate of 4.25%. *2	1,380	-
3)due on April 29, 2021 with an annual interest rate of 2.80%. *2	820	-
4)due on June 27, 2021 with an annual interest rate of 2.70%. *2	2,080	-
Line of credit up to RMB 20,000 from Bank of Communications,
1)due on April 12, 2021 with an annual interest rate of 4.65%.	1,533	-
2)due on May 24, 2021 with an annual interest rate of 3.65%.	1,533	-
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch,
1)due on May 27, 2021 with an annual interest rate of 4.68%. *1	2,575	-
2)due on June 27, 2021 with an annual interest rate of 4.68%. *1	1,380	-
3)due on May 28, 2021 with an annual interest rate of 3.48%. *1	2,442	-
4)due on June 7, 2021 with an annual interest rate of 3.50%. *1	1,521	-
5)due on June 16, 2021 with an annual interest rate of 3.50%. *1	1,838	-
Line of credit up to RMB 80,000 from China Merchants Bank,
1)due on August 10, 2021 with annual interest rate of 3.85%.	1,380	-
2)due on August 25, 2021 with annual interest rate of 3.85%.	3,066	-

Total	$26,147	$13,753

*1 guaranteed by ACM’s Chief Executive Officer and Cleanchip Technologies Limited
*2 guaranteed by ACM’s Chief Executive Officer

For the years ended December 31, 2020, 2019 and 2018, interest expense related to short-term borrowings amounted to $897, $745 and $498, respectively.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 10 – OTHER PAYABLE AND ACCRUED EXPENSES

At December 31, 2020 and 2019, other payable and accrued expenses consisted of the following:

	December 31,
	2020	2019
Accrued commissions	$7,127	$4,082
Accrued warranty	3,975	2,811
Accrued payroll	3,068	2,092
Accrued professional fees	384	165
Accrued machine testing fees	1,595	1,456
Others	2,656	2,268
Total	$18,805	$12,874

NOTE 11 – LEASES

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

The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost	$1,541	$1,432
Short-term lease cost	236	165
Lease cost	$1,777	$1,597

Supplemental cash flow information related to operating leases was as follows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,777	$1,597

Maturities of lease liabilities for all operating leases were as follows as of December 31, 2020:

December 31,
2021	$1,642
2022	1,617
2023	912
2024	872
2025	22
Total lease payments	5,065
Less: Interest	(768)
Present value of lease liabilities	$4,297

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.11	3.02
Weighted average discount rate	5.14%	5.43%

NOTE 12 – LONG-TERM BORROWINGS

At December 31, 2020 and 2019, long-term borrowings consisted of the following:

	December 31,
	2020	2019
Loan from China Merchants Bank	$19,570	$-
Less: Current portion	(1,591)	-
	$17,979	$-

The loan from China Merchants Bank is for the purpose of purchasing property in Lingang, Shanghai. The loan is repayable in 120 installments with the last installment due in November 2030, with an annual interest rate of 4.65%. The loan is pledged by the property of Shengwei Research (Shanghai) Inc. and guaranteed by ACM Research (Shanghai) Inc. As of December 31, 2020, the right certificate of the pledged property has not been obtained and the procedures of the formal pledge registration in the bank had not been completed.

Scheduled principal payments for the outstanding long-term loan as of December 31, 2020 are as follows:

Year ending December 31,
2021	$1,591
2022	1,666
2023	1,745
2024	1,828
2025 and onwards	12,740
$19,570

For the year ended December 31, 2020, interest expense related to long-term borrowings amounted to $72.

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized (note 2). As of December 31, 2020 and 2019, other long-term liabilities consisted of the following unearned government subsidies:

	December 31,
	2020	2019
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,266	$1,251
Subsidies to Electro Copper Plating project, commenced in 2014	2,156	2,666
Subsidies to Polytetrafluoroethylene, commenced in 2018	130	135
Subsidies to Tahoe-Single Bench Clean, commenced in 2020	1,544	-
Subsidies to Backside Clean-YMTC National Project, commenced in 2020	2,591	-
Other	347	134
Total	$8,034	$4,186

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 14 – LONG-TERM INVESTMENT

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

The Company treats the equity investment in the consolidated financial statements under the equity method. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. For the years ended December 31, 2020 and 2019, the Company’s share of equity investees’ net income was $655 and $168, respectively, which was included in income on equity method investment in the accompanying consolidated statements of operations and comprehensive income. For the year ended December 31, 2020, dividends received from its equity investee was $555, which was offsetting in part the carrying value of the Company’s share of equity investees’ net income.

	December 31,
	2020	2019
Ninebell	$1,666	$1,538
Shengyi	134	107
Hefei Shixi	4,540	4,289
Total	$6,340	$5,934

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 15 – TRADING SECURITIES

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

As SMIC was listed on the STAR Market in July 2020, ACM Shanghai’s investment is accounted for as trading securities and is stated at fair market value, which is classified as Level 2 of the hierarchy established under ASC 820 with valuations based on quoted prices for identical securities in active markets, less a discount applied to reflect the remaining lock-up period.

The components of trading securities were as follows:

	December 31,
	2020	2019
Trading securities listed in Shanghai Stock Exchange
Cost	$15,020	$-

Market value	$28,239	$-

Unrealized gain on trading securities, net of exchange difference amounted to $12,574 for the year ended December 31, 2020.

NOTE 16 – FINANCIAL LIABILITY CARRIED AT FAIR VALUE

In December 2016 Shengxin (Shanghai) Management Consulting Limited Partnership (“SMC”) paid 20,123,500 RMB ($2,981 as of the date of funding) (the “SMC Investment”) to ACM Shanghai for investment pursuant to terms to be subsequently negotiated. SMC is a PRC limited partnership partially owned by employees of ACM Shanghai.

In March 2017 (a) ACM issued to SMC a warrant (the “Warrant”) exercisable to purchase 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $2,981, and (b) ACM Shanghai agreed to repay the SMC Investment within 60 days after the exercise of the Warrant. In March 2018 SMC exercised the Warrant in full, as a result of which (1) ACM issued 397,502 shares of Class A common stock to SMC, (2) SMC borrowed the funds to pay the Warrant exercise price pursuant to a senior secured promissory note (the “SMC Note”) in the principal amount of $2,981 issued to ACM Shanghai, which in turn issued to ACM a promissory note (the “Intercompany Note”) in the principal amount of $2,981 in payment of the Warrant exercise price. Each of the SMC Note and the Intercompany Note bore interest at a rate of 3.01% per annum and matured on August 17, 2023. The SMC Note was secured by a pledge of the shares issued upon exercise of the Warrant.

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

The SMC Note and SMC Investment are offsetting items in the Company’s consolidated balance sheet in accordance with ASC 210-20-45-1 up to April 30, 2020.

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

For the period beginning April 30, 2020, the SMC Consideration is accounted for as a financial liability, and the Company applies fair value option to measure the SMC Consideration in accordance with ASC 825-10-15-4a. On April 30, 2020, the SMC Consideration was $9,715 which was for cancellation of the Warrant shares and recorded in the equity. The financial liability was remeasured to fair value as of the end of each of the reporting periods.

On July 29, 2020, ACM and SMC entered into an amended agreement under which, in settlement of the SMC Consideration, ACM issued to SMC a warrant (the “SMC 2020 Warrant”) to purchase 242,681 shares of Class A common stock at a purchase price of $7.50 per share, and ACM cancelled the SMC Note. The financial liability was remeasured to fair value of $21,679 as of July 29, 2020, and was retired with the issuance of the SMC 2020 Warrant.  The Company recognized a change in fair value of financial liability of $11,964 for the year ended December 31, 2020, which was reflected in the consolidated statement of operations. The Company recorded the difference of $19,859 between the SMC 2020 Warrant of $21,679 and the SMC Note of $1,820 into the equity.

The SMC 2020 Warrant was initially measured at fair value at the issuance date and classified as equity permanently in accordance with ASC 815. The fair value of the SMC 2020 Warrant amounted to $21,679, based on the grant date using the Black-Scholes valuation model with the following assumptions:

July 29, 2020
Fair value of common share(1)	$89.28
Expected term in years(2)	3.42
Volatility(3)	47.42%
Risk-free interest rate(4)	0.15%
Expected dividend(5)	0%

(1)	Fair value of Class A common stock was the closing market price of the Class A common stock on July 29, 2020.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0%, as ACM has no history or expectation of paying a dividend on its common stock.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 17 – RELATED PARTY BALANCES AND TRANSACTIONS

Prepaid expenses	December 31, 2020	December 31, 2019
Ninebell	$1,607	$348

Accounts payable	December 31, 2020	December 31, 2019
Ninebell	$2,898	$727
Shengyi	1,195	488
Total	$4,093	$1,215

	Year Ended December 31
Purchase of materials	2020	2019	2018
Ninebell	$15,251	$8,572	$7,785
Shengyi	2,300	856	-
Total	$17,551	$9,428	$7,785

	Year Ended December 31
Service fee charged by	2020	2019	2018
Shengyi	$322	$-	$-
Ninebell	22	-	-
Total	344	-	-

NOTE 18 – COMMON STOCK

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

On March 30, 2018, SMC exercised the SMC Warrant in full (note 16) to purchase 397,502 shares of Class A common stock. During the year ended December 31, 2020, SMC transferred and cancelled its ownership of 242,681 shares of Class A common stock to ACM in exchange for the SMC 2020 Warrant (note 16).

During the year ended December 31, 2020, ACM issued 832,504 shares of Class A common stock upon option exercises by employees and non-employees and an additional 60,002 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the year ended December 31, 2019, ACM issued 195,297 shares of Class A common stock upon option exercises by employees and non-employees and an additional 35,815 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the year ended December 31, 2018, the Company issued 265,952 shares of Class A common stock upon options exercises by certain employees and non-employees and an additional 511,315 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

During the year ended December 31, 2020, ACM issued 64,717 shares of Class A common stock upon cashless warrant exercises by non-employees.  During the year ended December 31, 2019, ACM issued 1,438 shares of Class A common stock upon cashless warrant exercises by non-employees.

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

At December 31, 2020 and 2019, the number of shares of Class A common stock issued and outstanding was 16,896,693, and 16,182,151, respectively. At December 31, 2020 and 2019, the number of shares of Class B common stock issued and outstanding was 1,802,606 and 1,862,608, respectively.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 19 – REDEEMABLE NON-CONTROLLING INTERESTS

As discussed in note 1, during the quarter ended September 30, 2019, ACM Shanghai issued to certain private placement investors (the “First Tranche Investors”) equity in the form of redeemable non-controlling interests, representing 4.2% of the outstanding shares of ACM Shanghai. Two of the First Tranche Investors were entities owned by certain employees of ACM Shanghai (the “Employee Entities”), and the purchase price paid by the Employee Entities represented a discount of 20% from the purchase price paid by the other First Tranche Investors. The discount granted to the Employee Entities is classified as stock-based compensation, as further discussed in note 20.

In addition to the capital increase agreement with the First Tranche Investors, ACM Shanghai entered into a supplemental agreement (a “First Tranche Supplemental Agreement”) with each of the First Tranche Investors. Under each First Tranche Supplemental Agreement, ACM Shanghai and the First Tranche Investor party thereto agreed to use their respective best efforts to facilitate the completion of the STAR Listing and the STAR IPO within three years from the date on which ACM Shanghai shares were issued to the First Tranche Investors. If, by the end of such three-year period, the STAR Listing and the STAR IPO have not been completed and the China Securities Regulatory Commission has not otherwise approved the registration of the STAR Listing registration application, each First Tranche Investor and ACM Shanghai would have the right to require that ACM Shanghai repurchase the First Tranche Investor’s shares for a price equal to the initial purchase price paid by the First Tranche Investor, without interest. The Supplemental Agreements automatically terminated on the date that ACM Shanghai formally submitted the STAR Listing registration application document to the Shanghai Stock Exchange.

In the quarter ended December 31, 2019, ACM Shanghai issued to certain private placement investors (the “Second Tranche Investors”) equity in the form of redeemable non-controlling interests. Following the issuance of shares to the Second Tranche Investors, 91.7% of the outstanding shares of ACM Shanghai was owned by ACM, 3.8% was owned by the First Tranche Investors, and 4.5% was owned by the Second Tranche Investors.

In addition to the capital increase agreement with the Second Tranche Investors, ACM Shanghai entered into a supplemental agreement (a “Second Tranche Supplemental Agreement”) with each of the Second Tranche Investors. Under each Second Tranche Supplemental Agreement, if ACM Shanghai did not officially submit application documents for the STAR Listing to the Shanghai Stock Exchange by December 31, 2022, each Second Tranche Investor would have the right to require that ACM Shanghai repurchase, and ACM Shanghai will have the right to require that each Second Tranche Investor sell to ACM Shanghai, such Second Tranche Investor’s ACM Shanghai shares for a price equal to the initial purchase price paid by the Second Tranche Investor, without interest. The Second Tranche Supplemental Agreements automatically terminated on the date that ACM Shanghai formally submitted the STAR Listing registration application document to the Shanghai Stock Exchange. Because the First Tranche Investors and the Second Tranche Investors had the right to require ACM Shanghai to repurchase their ownership interests in ACM Shanghai at a fixed purchase price, those ownership interests were classified as redeemable non-controlling interests under ASC 480 Distinguishing Liabilities From Equity. The Company had elected to apply the entire adjustment method (income classification) for subsequent measurement in accordance with ASC 480-10-S99.

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The components of the change in the redeemable non-controlling interests for the year ended December 31, 2020 and 2019 are presented in the following table:

Balance at January 1, 2019	$-
Increase in redeemable non-controlling interests due to issuance of common stock
Tranche 1:	27,264
Tranche 2:	32,415
Net income attributable to redeemable non-controlling interests	564
Effect of foreign currency translation loss attributable to redeemable non-controlling interests	(81)
Balance at December 31, 2019	$60,162
Net income attributable to redeemable non-controlling interests	643
Effect of foreign currency translation gain attributable to redeemable non-controlling interests	(847)
Reclassification of redeemable non-controlling interest	(59,958)
Balance at December 31, 2020	$-

NOTE 20 – STOCK-BASED COMPENSATION

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

ACM’s stock-based compensation consists of employee and non-employee awards issued under the 1998 Stock Option Plan and the 2016 Omnibus Incentive Plan and as standalone options. ACM granted stock options to employees under the 2016 Omnibus Incentive Plan during the twelve months ended December 31, 2020. The vesting condition may consist of service period determined by the Board of Directors for s grant or certain performance conditions determined by the Board of Directors for a grant. The fair value of the stock options granted with service period based condition is estimated at the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted with market based condition is estimated at the date of grant using the Monte Carlo simulation model.

The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
Stock-Based Compensation Expense:
Cost of revenue	$175	$250	$71
Sales and marketing expense	1,199	328	120
Research and development expense	763	1,093	255
General and administrative expense	3,491	1,901	2,917
	$5,628	$3,572	$3,363

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense by type:
Employee stock purchase plan	$4,900	$2,265	$712
Non-employee stock purchase plan	396	1,307	2,651
Subsidiary option grants	332	-	-
	$5,628	$3,572	$3,363

Employee Awards

The following table summarizes the Company’s employee share option activities during the years ended December 31, 2018, 2019 and 2020:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	2,045,616	$0.66	$2.46	7.57 years
Granted	745,700	1.52	8.12
Exercised	(151,650)	0.53	2.06
Expired	(4,622)	0.55	3.00
Forfeited	(131,639)	0.97	3.87
Outstanding at December 31, 2018	2,503,405	0.91	4.09	7.30 years
Granted	656,000	6.29	16.21
Exercised	(106,768)	0.60	2.09
Expired	(2,757)	3.34	8.16
Forfeited/cancelled	(55,817)	2.38	6.23
Outstanding at December 31, 2019	2,994,063	2.59	6.77	7.05 years
Granted	786,399	12.17	29.17
Exercised	(547,189)	1.34	3.78
Forfeited/cancelled	(41,862)	4.80	12.65
Outstanding at December 31, 2020	3,191,411	$5.13	$12.73	7.13 years
Vested and exercisable at December 31, 2020	1,959,387

As of December 31, 2020 and 2019, $8,733  and $4,712, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM were expected to be recognized over a weighted-average period of 1.89 years and 1.47 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the years ended December 31, 2018, 2019 and 2020:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	1,326,676	$0.78	$$2.52	7.54 years
Granted	-	-	-
Exercised	(114,302)	0.43	1.92
Expired	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2018	1,212,374	0.78	2.57	6.66 years
Granted	-	-	-
Exercised	(88,529)	0.45	1.06
Expired	-	-	-
Forfeited/cancelled	(22,232)	0.55	3.00
Outstanding at December 31, 2019	1,101,613	0.82	2.69	5.85 years
Granted	20,000	10.29	25.60
Exercised	(285,315)	0.88	3.17
Expired	-	-	-
Forfeited/cancelled	(260)	0.30	0.75
Outstanding at December 31, 2020	836,038	$1.02	$3.07	4.92 years
Vested and exercisable at December 31, 2020	806,677

As of December 31, 2020 and 2019, $195 and $406, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.09 years and 0.23 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair value of options granted to employee and non-employee with a service period based condition is estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Fair value of common share(1)	$25.60	$18.45	$10.88
Expected term in years(2)	6.25	1.58-3.60	2.58-5.36
Volatility(3)	42.17%	40.24%-45.48%	40.24%-45.48%
Risk-free interest rate(4)	0.78%	2.39%-2.94%	2.39%-2.94%
Expected dividend(5)	0.00%	0.00%	0.00%

(1)	Fair value of Class A common stock value was the closing market price of the Class A common stock on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The fair value of option granted to employee with market based condition is estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

Year Ended December 31,
2020
Fair value of common share(1)	$22.07
Expected term in years(2)	9.20 - 9.80
Volatility(3)	45.10%
Risk-free interest rate(4)	2.68%
Expected dividend(5)	0%

(1)	Fair value of Class A common stock value was the closing market price of the Class A common stock on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0%, as ACM has no history or expectation of paying a dividend on its common stock.

ACM Shanghai Option Grants

The following table summarizes the ACM Shanghai employee stock option activities during the year ended December 31, 2020:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	-	$-	$-	-
Granted	5,869,808	0.23	1.89
Exercised	-	-	-
Expired	-	-	-
Forfeited/cancelled	(446,154)	0.23	1.89
Outstanding at December 31, 2020	5,423,654	$0.23	$1.89	3.50 years
Vested and exercisable at December 31, 2020	-

During the year ended December 31, 2020, the Company recognized stock-based compensation expense of $332, related to stock option grants of ACM Shanghai. As of December 31, 2020, $822 of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 2.5 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 21 – INCOME TAXES

The following represent components of the income tax benefit (expense) for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

Current:
U.S. federal	$(61)	$-	$-
U.S. state	(2)	-	-
Foreign	(2,014)	(3,176)	(1,149)
Total current tax expense	(2,077)	(3,176)	(1,149)
Deferred:
U.S. federal	7,325	3,728	-
U.S. state	-	-	-
Foreign	(2,866)	(34)	343
Total deferred tax benefit	4,459	3,694	343
Total income tax benefit (expense)	$2,382	$518	$(806)

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2020 and 2019 are presented below:

	Year Ended December 31,
	2020	2019

Deferred tax assets:
Net operating loss carry forwards (offshore)	$323	$216
Net operating loss carry forwards (U.S.) and credit	9,981	3,218
Deferred revenue (offshore)	556	1,181
Accruals (U.S.)	22	15
Reserves and other (offshore)	884	426
Stock-based compensation (U.S.)	1,599	1,168
Property and equipment (U.S.)	164	3
Lease liability	659	-
Total gross deferred tax assets	14,188	6,227
Less: valuation allowance	(848)	(896)
Total deferred tax assets	13,340	5,331
Deferred tax liabilities:
Fixed assets	(697)	-
Deferred revenue (offshore)	(967)	-
Unrealized gain on trading securities	(1,886)	-
Total deferred tax liabilities	(3,550)	-
Translation difference	-	-
Deferred tax assets, net	$9,790	$5,331

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, a partial valuation allowance has been established against some net deferred tax assets as of December 31, 2020 and 2019, based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given its historical losses and the uncertainty with respect to its ability to generate sufficient profits from its business model from all tax jurisdictions. In order to fully realize the U.S. deferred tax assets, the Company must generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The valuation allowance in the U.S. decreased by $151 and $4,465 for the years ended December 31, 2020 and 2019, respectively. The valuation allowance in the PRC increased by $102 and $207 for the years ended December 31, 2020 and 2019, respectively.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
As of December 31, 2020 and 2019, the Company had net operating loss carry-forwards of, respectively, $45,031 and $12,158 for U.S federal purposes, $545 and $634 for U.S. state purposes and $1,294 and $66 for PRC income tax purposes. Such losses begin expiring in 2022, 2032 and 2021 for U.S. federal, U.S. state and PRC income tax purposes, respectively.

As of December 31, 2020 and 2019, the Company had research credit carry-forwards of, respectively, $359 and $479 for U.S. federal purposes and $377 and $377 for U.S. state purposes. Such credits begin expiring in 2021 for U.S. federal carry-forwards. There is no expiration date for U.S. state carry-forwards.

Under provisions of the U.S. Internal Revenue Code (the “IRC”), a limitation applies to the use of the U.S. net operating loss and credit carry-forwards that would be applicable if ACM experiences an “ownership change,” as defined in IRC Section 382. ACM conducted an analysis of its stock ownership under IRC Section 382 and $12,118 of the net operating loss carryforwards are subject to annual limitation as a result of the ownership change in 2017. The net operating loss carryforwards are not expected to expire before utilization.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for PRC income tax purpose due to the effects of the valuation allowance and certain permanent differences as they pertain to book-tax differences in employee stock-based compensation and the value of client shares received for services. Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes at a rate of 25%, except for ACM Shanghai. According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise,” it is entitled to a preferential income tax rate of 15%. ACM Shanghai obtained the certificate of “advanced and new technology enterprise” in each of 2012, 2016 and 2018 with an effective period of three years, and the provision for PRC corporate income tax for ACM Shanghai is calculated by applying the income tax rate of 15% for the years ended December 31, 2020, 2019 and 2018.

Income tax expense for the years ended December 31, 2020, 2019 and 2018 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income as a result of the following:

	Year Ended December 31,
	2020	2019	2018

Effective tax rate reconciliation:
Income tax provision at statutory rate	21.00%	21.00%	21.00%
State taxes, net of Federal benefit
Foreign rate differential	(13.87)	(12.26)	(20.88)
Other permanent difference	(19.23)	8.71	15.59
Effect of tax reform
Change in valuation allowance	(0.25)	(20.19)	(4.78)
Total income tax expense (benefit)	(12.35)%	(2.74)%	10.93%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2020 and 2019, were as follows:

	Year Ended December 31,
	2020	2019

Beginning balance	$44	$44
Increase of unrecognized tax benefits taken in prior years	116	-
Increase of unrecognized tax benefits related to current year	410	-
Increase of unrecognized tax benefits related to settlements	-	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	-	-
Ending balance	$570	$44

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company is subject to taxation in the United States, California and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 1999 through December 31, 2020. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service or by state or foreign tax authorities to the extent utilized in a future period.

The Company had $570 and $44 of unrecognized tax benefits as of December 31, 2020 and 2019, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, respectively, the Company had $0 and $44 of accrued penalties related to uncertain tax positions, all of which was recognized in the Company’s consolidated statements of operations and comprehensive income for the year then ended. The amount of the unrecognized tax benefit that, if recognized, would impact the effective tax rate was $422 as of December 31, 2020. There were no ongoing examinations by taxing authorities as of December 31, 2020 or 2019.

The Company intends to indefinitely reinvest the PRC earnings outside of the United States as of December 31, 2020 and 2019. Thus, deferred taxes are not provided in the United States for unremitted earnings in the PRC.

NOTE 22 – SEGMENT INFORMATION

The Company is engaged in the developing, manufacture and sale of single-wafer wet cleaning equipment, which have been organized as one reporting segment as the equipment has substantially similar nature and economic characteristics. The Company’s principal operating decision maker, ACM’s Chief Executive Officer, receives and reviews the results of the operations for all major type of equipment as a whole when making decisions about allocating resources and assessing performance of the Company. In accordance with FASB ASC 280-10, the Company is not required to report segment information.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 8 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of December 31, 2020, the Company had $1,173 of open capital commitments.

In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter.  Some of these contingencies involve claims that are subject to substantial uncertainties and unascertainable damages.

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2020 and 2019. In the opinion of management, no provision for liability nor disclosure was required as of December 31, 2020 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
As of December 31, 2020, the Company had one outstanding legal proceeding regarding securities class action. On December 21, 2020, a putative class action lawsuit against ACM and three of its current executive officers was filed in the U.S. District Court for the Northern District of California under the caption Kain v. ACM Research, Inc., et al., No. 3:20-cv-09241. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks monetary damages in an unspecified amount as well as costs and expenses incurred in the litigation.  The court has not yet appointed a lead plaintiff. ACM’s management believes the claims are without merit and intend to vigorously defend this litigation. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss or estimate a range of possible loss.

NOTE 24 – RESTRICTED NET ASSETS

In accordance with the PRC’s Foreign Enterprise Law, ACM Shanghai Shengwei Research (Shanghai), Inc., and ACM Wuxi are required to make contributions to a statutory surplus reserve (note 2).

As a result of PRC laws and regulations that require annual appropriations of 10% of net after-tax profits to be set aside prior to payment of dividends as a general reserve fund or statutory surplus fund, ACM Shanghai is restricted in its ability to transfer a portion of its net assets to ACM (including any assets received as distributions from Shengwei Research (Shanghai), Inc. and ACM Wuxi). Amounts restricted included paid-in capital and statutory reserve funds, as determined pursuant to PRC accounting standards and regulations, were $119,377, $113,168 and $32,076 as of December 31, 2020, 2019 and 2018, respectively.

NOTE 25 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

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

ACM did not have significant capital or other commitments, long-term obligations, or guarantees as of December 31, 2020 or 2019.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following represents condensed unconsolidated financial information of ACM only as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018:

CONDENSED BALANCE SHEET

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$30,188	$27,733
Inventory	-	444
Due from intercompany	-	4,542
Other receivable	5	5
Prepaid expenses	359	-
Total current assets	30,552	32,724
Deferred tax assets	11,076	-
Investment in unconsolidated subsidiaries	102,455	68,527
Total assets	144,083	101,251

Liabilities and Stockholders’ Equity
Accounts payable	1,278	1,138
Other payable	255	589
Income taxes payable	31	3,129
FIN-48 payable	83	-
Deferred tax liability	1,286	-
Total liabilities	2,933	4,856
Total stockholders’ equity	141,150	96,395
Total liabilities and stockholders’ equity	$144,083	$101,251

CONDENSED STATEMENT OF OPERATIONS
	Year Ended December 31,
	2020	2019	2018

Revenue	$1,776	$10,683	$25,506
Cost of revenue	(1,707)	(10,036)	(23,927)
Gross profit	69	647	1,579
Operating expenses:
Sales and marketing expenses	(1,361)	(490)	(301)
General and administrative expenses	(5,010)	(3,639)	(5,083)
Research and development expenses	-	(476)	(255)
Loss from operations	(6,302)	(3,958)	(4,060)
Equity in earnings of unconsolidated subsidiaries	36,273	22,510	10,360
Change in fair value of financial liability	(11,964)	-	-
Interest income, net	90	231	166
Interest expense, net	-	(67)	-
Other income, net	683	178	108
Income before income taxes	18,780	18,894	6,574
Income tax expense	-	-	-
Net income	$18,780	$18,894	$6,574

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

Net cash used in operating activities	$(290)	$(7,957)	$(1,189)
Net cash provided by investing activities	-	-	946
Net cash provided by financing activities	2,745	23,347	3,510
Net increase in cash and cash equivalents	2,455	15,390	3,267
Cash and cash equivalents, beginning of year	27,733	13,161	10,874
Effect of exchange rate changes on cash and cash equivalents	-	(818)	(980)
Cash and cash equivalents, end of year	$30,188	$27,733	$13,161

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of December 31, 2020. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The effectiveness of the disclosure controls and procedures is also necessarily limited by the staff and other resources available to management and the geographic diversity of our company’s operations. As a result of the COVID-19 pandemic, in 2020 we have faced additional challenges in operating and monitoring our disclosure controls and procedures as a result of employees working remotely and management travel being limited. In addition, we face potential heightened cybersecurity risks as our level of dependence on our IT networks and related systems increases, stemming from employees working remotely, and the number of malware campaigns and phishing attacks preying on the uncertainties surrounding the COVID‑19 pandemic increases.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

BDO China Shu Lun Pan Certified Public Accountants LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting and Remediation Efforts

No changes were identified to our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
ACM Research, Inc.
Fremont, California

Opinion on Internal Control over Financial Reporting

We have audited ACM Research, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, The People’s Republic of China
March 1, 2021

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)          See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements” of Part II above and “Exhibit Index” below.

(b)	Exhibits.

Exhibit No.	Description

3.01	Restated Certificate of Incorporation of ACM Research, Inc.
3.02	Restated Bylaws of ACM Research, Inc.
4.01	Senior Secured Promissory Note dated March 30, 2018 issued by Shengxin (Shanghai) Management Consulting Limited Partnership to ACM Research (Shanghai), Inc.
4.02	Intercompany Promissory Note dated March 30, 2018 issued by ACM Research (Shanghai), Inc. to ACM Research, Inc.
4.03	Warrant Exercise Agreement dated March 30, 2018 by and among ACM Research, Inc., ACM Research (Shanghai), Inc., and Shengxin (Shanghai) Management Consulting Limited Partnership
4.04‡	Warrant to Purchase Class A Common Stock issued to Shengxin (Shanghai) Management Consulting Limited Partnership dated July 29, 2020
4.05	Description of ACM Research, Inc.’s Securities
10.01(a)	Lease dated March 22, 2017 between ACM Research, Inc. and D&J Construction, Inc.
10.01(b)	Lease Amendment dated February 28, 2018 between ACM Research, Inc. and D&J Construction, Inc.
10.01(c)	Lease Amendment dated February 4, 2019 between ACM Research, Inc. and D&J Construction, Inc.
10.02	Lease Agreement dated April 26, 2018 between ACM Research (Shanghai), Inc. and Shanghai Zhangjiang Group Co., Ltd.
10.03	Lease Agreement dated January 18, 2018 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd.
10.04	Securities Purchase Agreement dated March 14, 2017 by and among ACM Research, Inc., Shengxin (Shanghai) Management Consulting Limited Partnership and ACM Research (Shanghai), Inc.
10.05	Securities Purchase Agreement dated March 23, 2017 between ACM Research, Inc. and Shanghai Science and Technology Venture Capital Co., Ltd., as amended
10.06	Securities Purchase Agreement dated August 31, 2017 by and among ACM Research, Inc., Shanghai Pudong High-Tech Investment Co., Ltd. and Pudong Science and Technology (Cayman) Co., Ltd.
10.07	Securities Purchase Agreement dated August 31, 2017 by and among ACM Research, Inc., Shanghai Zhangjiang Science & Technology Venture Capital Co., Ltd. and Zhangjiang AJ Company Limited
10.08	Ordinary Share Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi
10.09	Class A Common Stock Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi
10.10	Form of Second Amended and Restated Registration Rights Agreement to be entered into between ACM Research, Inc. and certain of its stockholders
10.11	Stock Purchase Agreement, dated October 11, 2017, by and among ACM Research, Inc., Xunxin (Shanghai) Capital Co., Limited, Xinxin (Hongkong) Capital Co., Limited and David H. Wang
10.12	Stock Purchase Agreement, dated October 16, 2017, by and between ACM Research, Inc. and Victorious Way Limited
10.13	Nomination and Voting Agreement, dated October 11, 2017, by and among Xinxin (Hongkong) Capital Co., Limited, ACM Research, Inc., David H. Wang, and the individuals named therein
10.14	Voting Agreement, dated March 23, 2017, by and among Shanghai Technology Venture Capital Co., Ltd. (also known as Shanghai Science and Technology Venture Capital Co., Ltd.) and ACM Research, Inc.
10.15	Form of Capital Increase Agreement between ACM Research, Inc. and certain investors
10.15(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.15 hereto
10.16	Form of Agreement between ACM Research, Inc. and certain Investors

10.16(a)	Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.16 hereto
10.17	Equity Purchase Agreement dated August 4, 2019 between ACM Research, Inc. and certain of its directors and executive officers and an officer affiliate
10.18	Underwriting Agreement dated August 14, 2019 between ACM Research, Inc. and Stifel, Nicolaus & Company, Incorporated as Representative of the several Underwriters
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

10.20+	2016 Omnibus Incentive Plan of ACM Research, Inc.
10.20(a)+	Form of Incentive Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.20(b)+	Form of Non-qualified Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.20(c)+	Form of Restricted Stock Unit Grant Notice and Agreement under 2016 Omnibus Incentive Plan
10.21+	Form of Nonstatutory Stock Option Agreement of ACM Research, Inc.
10.22+	1998 Stock Option Plan of ACM Research, Inc.
10.22(a)+	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan
10.22(b)+	Form of Non-statutory Stock Option Agreement under 1998 Stock Option Plan
10.23	Form of Indemnification Agreement entered into between ACM Research, Inc. and certain of its directors and officers
10.24+	Letter agreement dated June 12, 2019 between ACM Research, Inc. and Mark McKechnie
10.25+‡	Employment Agreement dated January 8, 2018 between ACM Research (Shanghai), Inc and Lisa Feng
10.26	Note Assignment and Cancellation Agreement dated April 30, 2020 by and among ACM Research, Inc., ACM Research (Shanghai), Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership
10.27(a)	Share Transfer and Note Cancellation Agreement dated April 30, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership
10.27(b)	Amendment No. 1 to Share Transfer and Note Cancellation Agreement dated July 29, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership
10.28‡†
Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) dated as of May 7, 2020 between ACM Research (Lingang), Inc. and China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration

10.29†	Commitment Letter Regarding the Lock-up of Shares, effective as of May 26, 2020, of ACM Research, Inc.
10.30†	Commitment Letter Regarding Shareholding Intent and Intent to Reduce Shareholding, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang
10.31†
Commitment Letter Regarding the Plan and Binding Measures for Stabilizing the Stock Price of ACM Research (Shanghai), Inc. Within Three Years After Listing, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc., and certain individuals named therein

10.32†	Commitment Letter Regarding Fraudulent Issuance of Listed Shares, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc. and David H. Wang
10.33‡†	Commitment Letter Regarding the Lack of False Records, Misleading Statements or Major Omissions in the Preliminary Information Document, effective as of May 26, 2020, of ACM Research, Inc.
10.34†	Commitment Letter Regarding Making Up for Diluted Immediate Returns, effective as of May 26, 2020, of ACM Research, Inc.
10.35‡†	Commitment Letter Regarding Unfulfilled Commitment on Binding Measures, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang
10.36†	Commitment Letter Regarding the Avoidance of Competition in the Same Industry, effective as of May 26, 2020, of ACM Research, Inc.
10.37†	Commitment Letter Regarding the Standardization and Reduction of Related Transactions, effective as of May 26, 2020, of ACM Research, Inc.

10.38†	Commitment Letter Regarding the Avoidance of Funds Occupation and Illegal Guarantee, effective as of May 26, 2020, of ACM Research, Inc.
10.39‡†	Statement and Commitment Letter, effective as of May 26, 2020, of ACM Research, Inc.
10.40†	Commitment Letter Regarding Property Lease Matters, effective as of May 26, 2020, of ACM Research, Inc.
10.41†	Commitment Letter Regarding Social Insurance and Housing Provident Fund Matters, effective as of May 26, 2020, of ACM Research, Inc.
10.42†	Commitment Letter Regarding Foreign Exchange Matters, effective as of May 26, 2020, of ACM Research, Inc.
10.43†	Confirmation and Commitment Letter Regarding the Historical Evolution Related Matters Regarding ACM Research (Shanghai), Inc., effective as of May 26, 2020, of ACM Research, Inc.
10.44†	Confirmation Letter, effective as of May 26, 2020, of ACM Research, Inc.
10.45‡†
Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.) Partnership Agreement, dated June 9, 2020, among China Fortune Tech Capital Co., Ltd., as general partner, and the several limited partners named therein, including ACM Research (Shanghai), Inc.

10.46‡†
Supplementary Agreement to Partnership Agreement of Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.), dated June 15, 2020, among China Fortune Tech Capital Co., Ltd., as general partner, and the several limited partners named therein, including ACM Research (Shanghai), Inc.

10.47
Adoption Agreement dated July 29, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (amending the Second Amended and Restated Registration Rights Agreement between ACM Research, Inc. and certain of its stockholders filed with the SEC on October 18, 2017 as Exhibit 10.09 to Amendment No. 1 to Registration Statement on Form S-1)

10.48‡†	Facilities Agreement dated August 3, 2020 between China Merchants Bank Co., Ltd. Shanghai Branch and ACM Research (Shanghai), Inc.
10.49†*	Form of Shanghai Public Rental Housing Overall Pre-Sale Contract
10.49(a)	Schedule identifying agreements substantially identical to the form of Shanghai Public Rental Housing Overall Pre-Sale Contract filed as Exhibit 10.01 hereto
10.50†	Loan and Mortgage Contract dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and Shengwei Research (Shanghai), Inc.
10.51†	Irrevocable Letter of Guarantee dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and ACM Research (Shanghai), Inc.
21.01	List of Subsidiaries of ACM Research, Inc.
23.01	Consent of BDO China Shu Lan Pan Certified Public Accountants LLP
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

+	Indicates management contract or compensatory plan.
‡	Certain information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]
†	Unofficial English translation of original document prepared in Mandarin Chinese.
*
Certain appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish copies of the omitted appendices upon request by the Securities and Exchange Commission, provided that we may request confidential treatment pursuant to Rule 24b‑2 of the Securities Exchange Act of 1934 for the appendices so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 1, 2021.

ACM RESEARCH, INC.

By:	/s/ David H. Wang
David H. Wang
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated as of March 1, 2021:

Signature	Title

/s/ David H. Wang
David H. Wang	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Mark A. McKechnie
Mark A. McKechnie	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ Haiping Dun
Haiping Dun	Director

/s/ Chenming Hu
Chenming Hu	Director

/s/ Tracy Liu
Tracy Liu	Director

/s/ Yinan Xiang
Yinan Xiang	Director

Zhengfan Yang	Director