Form 10-Q
period 2021-03-31
ACM Research, Inc.
filed 2021-05-07
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	17,268,562 shares outstanding as of May 4, 2021
Class B Common Stock, $0.0001 par value	1,714,272 shares outstanding as of May 4, 2021

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

The information included under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” of Part I of this report contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc., or Gartner, in “Forecast: Semiconductor Wafer Fab Equipment, Worldwide, 4Q20 Update” (December 22, 2020), or the Gartner Report. The Gartner Report represents research opinions or viewpoints that are published, as part of a syndicated subscription service, by Gartner and are not representations of fact. The Gartner Report speaks as of its original publication date (and not as of the date of this report), and the opinions expressed in the Gartner Report are subject to change without notice. While we are not aware of any misstatements regarding any of the data presented from the Gartner Report, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.

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

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$78,796	$71,766
Trading securities (note 15)	27,003	28,239
Accounts receivable, less allowance for doubtful accounts of $0 as of March 31, 2021 and December 31, 2020 (note 4)	60,394	56,441
Other receivables	11,216	9,679
Inventories (note 5)	103,226	88,639
Prepaid expenses	5,917	5,892
Total current assets	286,552	260,656
Property, plant and equipment, net (note 6)	8,772	8,192
Land use right, net (note 7)	9,529	9,646
Operating lease right-of-use assets, net (note 11)	5,349	4,297
Intangible assets, net	602	554
Deferred tax assets (note 20)	13,908	11,076
Long-term investments (note 14)	6,632	6,340
Other long-term assets (note 8)	40,475	40,496
Total assets	371,819	341,257
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 9)	23,490	26,147
Current portion of long-term borrowings (note 12)	1,598	1,591
Accounts payable	44,721	35,603
Advances from customers	32,668	17,888
Deferred revenue	1,315	1,343
Income taxes payable (note 20)	105	31
FIN-48 payable (note 20)	82	83
Other payables and accrued expenses (note 10)	21,885	18,805
Current portion of operating lease liability (note 11)	2,171	1,417
Total current liabilities	128,035	102,908
Long-term borrowings (note 12)	17,444	17,979
Long-term operating lease liability (note 11)	3,178	2,880
Deferred tax liability (note 20)	1,276	1,286
Other long-term liabilities (note 13)	6,639	8,034
Total liabilities	156,572	133,087
Commitments and contingencies (note 21)
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 50,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 17,239,967 shares issued and outstanding as of March 31, 2021 and 16,896,693 shares issued and outstanding as of December 31, 2020 (note 17)	2	2
Common stock–Class B, par value $0.0001: 2,409,738 shares authorized as of March 31, 2021 and December 31, 2020; 1,769,272 shares issued and outstanding as of March 31, 2021 and 1,802,606 shares issued and outstanding as of December 31, 2020 (note 17)	-	-
Additional paid in capital	104,591	102,004
Accumulated surplus	39,757	34,287
Accumulated other comprehensive income	3,961	4,857
Total ACM Research, Inc. stockholders’ equity	148,311	141,150
Non-controlling interests	66,936	67,020
Total stockholders’ equity	215,247	208,170
Total liabilities and stockholders’ equity	$371,819	$341,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue (note 3)	$43,732	$24,348
Cost of revenue	25,687	14,120
Gross profit	18,045	10,228
Operating expenses:
Sales and marketing	5,308	3,005
Research and development	5,504	3,677
General and administrative	3,783	2,328
Total operating expenses, net	14,595	9,010
Income from operations	3,450	1,218
Interest income	49	335
Interest expense	(189)	(111)
Unrealized loss on trading securities	(1,047)	-
Other income, net	469	677
Equity income in net income of affiliates	320	148
Income before income taxes	3,052	2,267
Income tax benefit (expense) (note 20)	2,770	(304)
Net income	5,822	1,963
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	352	258
Net income attributable to ACM Research, Inc.	$5,470	$1,705
Comprehensive income:
Net income	5,822	1,963
Foreign currency translation adjustment	(1,332)	(1,900)
Comprehensive Income	4,490	63
Less: Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	(83)	(694)
Comprehensive income attributable to ACM Research, Inc.	$4,573	$757

Net income attributable to ACM Research, Inc. per common share (note 2):
Basic	$0.29	$0.09
Diluted	$0.25	$0.08

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	18,786,870	18,120,363
Diluted	21,868,280	21,066,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
 (In thousands, except per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Income	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2020	16,896,693	$2	1,802,606	$-	102,004	$34,287	4,857	67,020	208,170
Net income attributable to ACM Research, Inc.	-	-	-	-	-	5,470	-	352	5,822
Foreign currency translation adjustment	-	-	-	-	-	-	(896)	(436)	(1,332)
Exercise of stock options	309,940	-	-	-	1,377	-	-	-	1,377
Stock-based compensation	-	-	-	-	1,210	-	-	-	1,210
Conversion of Class B common stock to Class A common stock	33,334	-	(33,334)	-	-	-	-	-	-
Balance at March 31, 2021	17,239,967	$2	1,769,272	$-	$104,591	$39,757	$3,961	$66,936	$215,247

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2019	16,182,151	$2	1,862,608	$-	$83,487	$15,507	$(1,675)	$97,321
Net income attributable to ACM Research, Inc.	-	-	-	-	-	1,705	-	1,705
Foreign currency translation adjustment	-	-	-	-	-	-	(948)	(948)
Exercise of stock options	70,478	-	-	-	175	-	-	175
Stock-based compensation	-	-	-	-	689	-	-	689
Exercise of stock warrants	64,717	-	-	-	-	-	-	-
Balance at March 31, 2020	16,317,346	$2	1,862,608	$-	$84,351	$17,212	$(2,623)	$98,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$5,822	$1,963
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	546	212
Loss on disposals of property, plant and equipment	26	-
Equity income in net income of affiliates	(320)	(148)
Unrealized loss on trading securities	1,047	-
Deferred income taxes	(2,929)	35
Stock-based compensation	1,210	689
Net changes in operating assets and liabilities:
Accounts receivable	(4,602)	(6,902)
Other receivables	(1,850)	(683)
Inventory	(15,276)	(931)
Prepaid expenses	(83)	(11)
Other long-term assets	21	36
Accounts payable	9,492	5,617
Advances from customers	14,932	195
Income tax payable	75	263
Other payables and accrued expenses	3,181	1,779
Deferred revenue	1,315	-
Other long-term liabilities	(1,865)	1,715
Net cash provided by operating activities	10,742	3,829

Cash flows from investing activities:
Purchase of property and equipment	(1,466)	(118)
Purchase of intangible assets	(112)	-
Net cash used in investing activities	(1,578)	(118)

Cash flows from financing activities:
Proceeds from short-term borrowings	4,211	2,681
Repayments of short-term borrowings	(6,744)	(12,415)
Repayments of long-term borrowings	(224)	-
Proceeds from stock option exercise to common stock	1,377	175
Net cash used in financing activities	(1,380)	(9,559)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(754)	$(1,002)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,030	$(6,850)

Cash, cash equivalents and restricted cash at beginning of period	71,766	117,859
Cash, cash equivalents and restricted cash at end of period	$78,796	$111,009

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$189	$111
Cash paid for income taxes	$63	$-

Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Cash and cash equivalents	78,796	52,283
Restricted cash	-	58,726
Cash, cash equivalents and restricted cash	$78,796	$111,009
Non-cash used in financing activities:
Warrant conversion to common stock	$-	$399
Cashless exercise of stock options	$83	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 1 – DESCRIPTION OF BUSINESS

ACM Research, Inc. (“ACM”) and its subsidiaries (collectively with ACM, the “Company”) develop, manufacture and sell wet cleaning and other equipment used to improve the manufacturing process and yield for advanced integrated chips. The Company markets and sells its wet-cleaning equipment under the brand name “Ultra C,” based on the Company’s proprietary Space Alternated Phase Shift (“SAPS”), Timely Energized Bubble Oscillation (“TEBO”), and Tahoe technologies. These tools are designed to remove random defects from a wafer surface efficiently, without damaging the wafer or its features, even at increasingly advanced process nodes.

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

In 2007 the Company began to focus its development efforts on single-wafer wet-cleaning solutions for the front-end chip fabrication process. The Company introduced its SAPS megasonic technology, which can be applied in wet wafer cleaning at numerous steps during the chip fabrication process, in 2009. It introduced its TEBO technology, which can be applied at numerous steps during the fabrication of small node two-dimensional conventional and three-dimensional patterned wafers, in March 2016. The Company has designed its equipment models for SAPS and TEBO solutions using a modular configuration that enables it to create a wet-cleaning tool meeting the specific requirements of a customer, while using pre-existing designs for chamber, electrical, chemical delivery and other modules. In August 2018, the Company introduced its Ultra-C Tahoe wafer cleaning tool, which can deliver high cleaning performance with significantly less sulfuric acid than typically consumed by conventional high-temperature single-wafer cleaning tools. Based on its electro-chemical plating (“ECP”) technology, in 2019 the Company introduced its Ultra ECP ap, or “Advanced Packaging,” tool for bumping, or applying copper, tin and nickel to semiconductor wafers at the die-level, and its Ultra ECP map, or “Multi-Anode Partial Plating,” tool to deliver advanced electrochemical copper plating for copper interconnect applications in front-end wafer fabrication processes. The Company also offers a range of custom-made equipment, including cleaners, coaters and developers, to back-end wafer assembly and packaging factories, principally in the PRC.

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

In June 2019 ACM announced plans to complete, over the following three years, a listing (the “STAR Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “STAR IPO”) of ACM Shanghai shares in the PRC. ACM Shanghai is currently ACM’s primary operating subsidiary, and at the time of announcement, was wholly owned by ACM. To meet a STAR Listing requirement that it have multiple independent stockholders in the PRC, ACM Shanghai completed private placements of its shares in June and November 2019, following which, as of September 30, 2020, the private placement investors held a total of 8.3% of the outstanding shares of ACM Shanghai and ACM Research held the remaining 91.7%. As part of the STAR Listing process, in June 2020 the ownership interests held by the private investors were reclassified from redeemable non-controlling interests to non-controlling interests as the redemption feature was terminated (note 18).

In preparation for the STAR IPO, ACM completed a reorganization in December 2019 that included the sale of all of the shares of Cleanchip by ACM to ACM Shanghai for $3,500. The reorganization and sale had no impact on ACM’s consolidated financial statements.

The Company has direct or indirect interests in the following subsidiaries:

		Effective interest held as at
Name of subsidiaries	Place and date of incorporation	March 31, 2021	December 31, 2020
ACM Research (Shanghai), Inc.	PRC, May 2005	91.7%	91.7%
ACM Research (Wuxi), Inc.	PRC, July 2011	91.7%	91.7%
CleanChip Technologies Limited	Hong Kong, June 2017	91.7%	91.7%
ACM Research Korea CO., LTD.	Korea, December 2017	91.7%	91.7%
Shengwei Research (Shanghai), Inc.	PRC, March 2019	91.7%	91.7%
ACM Research (CA), Inc.	USA, June 2019	91.7%	91.7%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of ACM and its subsidiaries, including ACM Shanghai and its subsidiaries, which include ACM Wuxi, ACM Shengwei and CleanChip (the subsidiaries of which include ACM California and ACM Korea). ACM’s subsidiaries are those entities in which ACM, directly or indirectly, controls a majority of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2020 included in ACM’s Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying condensed consolidated balance sheet as of March 31, 2021, condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2021 and 2020, condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2021 and 2020, and condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any future period.

COVID-19 Assessment

The outbreak of COVID-19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. In December 2019 a series of emergency quarantine measures taken by the PRC government disrupted domestic business activities during the weeks after the initial outbreak of COVID-19. Since that time, an increasing number of countries, including the United States, have imposed restrictions on travel to and from the PRC and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID-19. The situation continues to develop, and it is impossible to predict the effect and ultimate impact of the COVID-19 outbreak on the Company’s business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The COVID-19 outbreak has been declared a worldwide health pandemic that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition. Through March 31, 2021 the Company had not experienced a significant negative impact of COVID-19 on its operations, capital and financial resources, including overall liquidity position.

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

The Company’s corporate headquarters are located in Alameda County in the San Francisco Bay Area of California. In order to attempt to mitigate the COVID-19 pandemic, in March 2020 (a) the State of California declared a state of emergency related to the spread of COVID-19, (b) the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the virus, (c) the health officers of six San Francisco Bay Area counties, including Alameda County, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, (iv) order cessation of all non-essential travel, and (d) the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to limited exceptions). The effects of these types of actions in the future may negatively impact productivity, disrupt the business of the Company and delay timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course.

The prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to enhance, develop and support existing products and services, detect and prevent spam and problematic content, hold product sales and marketing events, and generate new sales leads, among others. In addition, the changed environment under which the Company is operating could have an effect on its internal controls over financial reporting as well as the Company’s ability to meet a number of its compliance requirements in a timely or quality manner. Additional and/or extended, governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. As the Company continues to return its workforce in more office locations in 2021, it may experience increased costs as it prepares its facilities for a safe return to work environment and experiment with hybrid work models, in addition to potential effects on its ability to compete effectively and maintain its corporate culture.

Extended periods of interruption to the Company’s corporate, development or manufacturing facilities due to the COVID-19 outbreak could cause the Company to lose revenue and market share, which would depress its financial performance and could be difficult to recapture. The Company’s business may also be harmed if travel to or from the PRC or the United States continues to be restricted or inadvisable or if members of management and other employees are absent because they contract the coronavirus, they elect not to come to work due to the illness affecting others in the Company’s office or laboratory facilities, or they are subject to quarantines or other governmentally imposed restrictions.

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

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$5,822	$1,963
Net income attributable to non-controlling interests and redeemable non-controlling interests	352	258
Net income available to common stockholders, basic and diluted	$5,470	$1,705

Weighted average shares outstanding, basic	18,786,870	18,120,363
Effect of dilutive securities	3,081,410	2,946,273
Weighted average shares outstanding, diluted	21,868,280	21,066,636

Net income per common share:
Basic	0.29	0.09
Diluted	$0.25	$0.08

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three months ended March 31, 2021 and 2020, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities, including stock options and issued warrants, that could share in ACM’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. ACM’s potential dilutive securities consist of warrants and stock options for the three months ended March 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, restricted cash and accounts receivable. The Company deposits and invests its cash with financial institutions that management believes are creditworthy.

The Company is potentially subject to concentrations of credit risks in its accounts receivable. For the three months ended March 31, 2021 and 2020, the Company’s three largest customers accounted for 60.1% and 97.4%, respectively, of revenue. As of March 31, 2021 and December 31, 2020, the Company’s three largest customers accounted for 77.3% and 76.1%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. It also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The Company adopted ASU 2020-04 on January 1, 2021.  The adoption of ASU 2020-04 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In October 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for public filers that are considered small reporting companies (“SRC”) as defined by the U.S. Securities and Exchange Commission (“SEC”) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company was eligible to be an SRC based on its SRC determination as of November 15, 2019 (which is the issuance date of ASU 2019-10) in accordance with SEC regulations, the Company will adopt the standards for the year beginning January 1, 2023. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes and systems and expects the standard will have a minor impact on its consolidated financial statements.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the related businesses. The following tables present disaggregated revenue information:

	Three Months Ended March 31,
	2021	2020
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$32,413	$22,784
ECP (front-end and packaging), Furnace and Other Technologies	5,550	-
Advanced Packaging (excluding ECP), Services & Spares	5,769	1,564
Total Revenue By Product Category	43,732	24,348

Wet cleaning and other front-end processing tools	31,900	22,784
Advanced packaging, other back-end processing tools, services and spares	11,832	1,564
Total Revenue Front-end and Back-End	$43,732	$24,348

	Three Months Ended March 31,
	2021	2020
Mainland China	$43,696	$24,289
Other Regions	36	59
	$43,732	$24,348

NOTE 4 – ACCOUNTS RECEIVABLE

At March 31, 2021 and December 31, 2020 accounts receivable consisted of the following:

	March 31, 2021	December 31, 2020
Accounts receivable	$60,394	$56,441
Less: Allowance for doubtful accounts	-	-
Total	$60,394	$56,441

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at March 31, 2021 and December 31, 2020.

NOTE 5 – INVENTORIES

At March 31, 2021 and December 31, 2020 inventory consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$34,631	$32,391
Work in process	21,461	23,871
Finished goods	47,134	32,377
Total inventory	$103,226	$88,639

At March 31, 2021 and December 31, 2020, the Company held an inventory reserve of $1,124 and $1,140, respectively. System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Manufacturing equipment	$5,924	$5,966
Office equipment	1,260	1,047
Transportation equipment	213	216
Leasehold improvement	2,551	2,398
Total cost	9,948	9,627
Less: Total accumulated depreciation	(4,049)	(3,745)
Construction in progress	2,873	2,310
Total property, plant and equipment, net	$8,772	$8,192

Depreciation expense was $439 and $185 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7 – LAND USE RIGHT, NET

 A summary of land use right is as follows:

	March 31, 2021	December 31, 2020
Land use right purchase amount	$9,674	$9,744
Less: Accumulated amortization	(145)	(98)
Land use right, net	$9,529	$9,646

In 2020 ACM Shanghai, through its wholly owned subsidiary ACM Shengwei, entered into an agreement for a 50-year land use right in the Lingang region of Shanghai. In July 2020 ACM Shengwei began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate new manufacturing systems and automation technologies, and will provide floor space to support significantly increase production capacity and related research and development activities.

The amortization for the three months ended March 31, 2020 was $49.

The annual amortization of land use right for each of the five succeeding years is as follows:

Year ending December 31,
2021	$196
2022	196
2023	196
2024	196
2025	196

NOTE 8 – OTHER LONG-TERM ASSETS

At March 31, 2021 and December 31, 2020, other long-term assets consisted of the following:

	March 31, 2021	December 31, 2020
Prepayment for property	$39,474	$39,450
Security deposit for land use right	750	756
Others	251	290
Total other long-term assets	$40,475	$40,496

The prepayment for property is for the housing in Lingang, Shanghai, which consists of (1) the contractual amount to acquire the property and (2) capitalized interest charges on the long-term loan related to acquisition of the property, which amounted to  $317 as of  March 31, 2021. The property is pledged for a long-term loan from China Merchants Bank (note 12).

NOTE 9 – SHORT-TERM BORROWINGS

At March 31, 2021 and December 31, 2020, short-term and long-term borrowings consisted of the following:

	March 31, 2021	December 31, 2020
Line of credit up to RMB 80,000 from China Everbright Bank,
1)due on April 1, 2021 with an annual interest rate of 4.70%. *1 and fully repaid on March 23, 2021.	-	4,599
2)due on June 27, 2021 with an annual interest rate of 4.25%. *1	1,370	1,380
3)due on April 29, 2021 with an annual interest rate of 2.80%. *1 and fully repaid on March 23, 2021.	-	820
4)due on June 27, 2021 with an annual interest rate of 2.70%. *1	2,080	2,080
5)due on September 30, 2021 with an annual interest rate of 2.50%. *1	2,855	-
Line of credit up to RMB 20,000 from Bank of Communications,
1)due on April 12, 2021 with an annual interest rate of 4.65%.	1,522	1,533
2)due on May 24, 2021 with an annual interest rate of 3.65%.	1,522	1,533
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch,
1)due on May 27, 2021 with an annual interest rate of 4.68%. *2	2,557	2,575
2)due on June 27, 2021 with an annual interest rate of 4.68%. *2 and fully repaid on March 29, 2021.	-	1,380
3)due on May 28, 2021 with an annual interest rate of 3.48%. *2	2,442	2,442
4)due on June 7, 2021 with an annual interest rate of 3.50%. *2	1,521	1,521
5)due on June 16, 2021 with an annual interest rate of 3.50%. *2	1,837	1,838
Line of credit up to RMB 80,000 from China Merchants Bank,
1)due on August 10, 2021 with annual interest rate of 3.85%.	1,370	1,380
2)due on August 25, 2021 with annual interest rate of 3.85%.	3,044	3,066
3)due on February 1, 2022 with annual interest rate of 3.85%.	1,370	-
Total	$23,490	$26,147

*1 Guaranteed by ACM’s Chief Executive Officer
*2 Guaranteed by ACM’s Chief Executive Officer and CleanChip

For the three months ended March 31, 2021 and 2020, interest expense related to short-term borrowings amounted to $189 and $111, respectively.

NOTE 10 – OTHER PAYABLE AND ACCRUED EXPENSES

At March 31, 2021 and December 31, 2020, other payable and accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Accrued commissions	$7,838	$7,127
Accrued warranty	4,196	3,975
Accrued payroll	4,422	3,068
Accrued professional fees	211	384
Accrued machine testing fees	1,632	1,595
Others	3,586	2,656
Total	$21,885	$18,805

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$515	$377
Short-term lease cost	79	50
Lease cost	$594	$427

Supplemental cash flow information related to operating leases was as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$594	$427

Maturities of lease liabilities for all operating leases were as follows as of March 31, 2021:

December 31,
2021	$1,834
2022	2,439
2023	978
2024	876
2025	22
Total lease payments	6,149
Less: Interest	(800)
Present value of lease liabilities	$5,349

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.93	2.11
Weighted average discount rate	4.87%	5.14%

NOTE 12 – LONG-TERM BORROWINGS

At March 31, 2021 and December 31, 2020, long-term borrowings consisted of the following:

	March 31, 2021	December 31, 2020
Loan from China Merchants Bank	$19,042	$19,570
Less: Current portion	(1,598)	(1,591)
	$17,444	$17,979

The loan from China Merchants Bank is for the purpose of purchasing property in Lingang, Shanghai. The loan is repayable in 120 installments with the last installment due in November 2030, with an annual interest rate of 4.65%. The loan is pledged by the property of ACM Shengwei and guaranteed by ACM Shanghai. As of March 31, 2021, the right certificate of the pledged property has not been obtained and the procedures of the formal pledge registration in the bank had not been completed.

Scheduled principal payments for the outstanding long-term loan as of March 31, 2021 are as follows:

Year ending December 31,
2021	$1,191
2022	1,654
2023	1,733
2024	1,815
2025 and onwards	12,649
$19,042

For the three months ended March 31, 2021, interest related to long-term borrowings of $317 was incurred, of which $0 was charged to interest expenses and $317 was capitalized as other long-term assets.

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. As of March 31, 2021 and December 31, 2020, other long-term liabilities consisted of the following unearned government subsidies:

	March 31, 2021	December 31, 2020
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,221	$1,266
Subsidies to Electro Copper Plating project, commenced in 2014	2,016	2,156
Subsidies to Polytetrafluoroethylene, commenced in 2018	51	130
Subsidies to Tahoe-Single Bench Clean, commenced in 2020	1,005	1,544
Subsidies to Backside Clean-YMTC National Project, commenced in 2020	1,941	2,591
Other	405	347
Total	$6,639	$8,034

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

	March 31, 2021	December 31, 2020
Ninebell	$1,988	$1,666
Shengyi	157	134
Hefei Shixi	4,487	4,540
Total	$6,632	$6,340

For the three months ended March 31, 2021 and 2020, the Company’s share of equity investees’ net income was $320 and $148, respectively, which amounts were included in equity income in net income of affiliates in the accompanying condensed consolidated statements of operations and comprehensive income.

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

The components of trading securities were as follows:

	March 31, 2021	December 31, 2020
Trading securities listed in Shanghai Stock Exchange
Cost	$14,912	$15,020

Market value	$27,003	$28,239

Unrealized loss on trading securities, net of exchange difference amounted to ($1,047) for the three months ended March 31, 2020.

NOTE 16 – RELATED PARTY BALANCES AND TRANSACTIONS

Prepaid expenses	March 31, 2021	December 31, 2020
Ninebell	$1,778	$1,607

Accounts payable	March 31, 2021	December 31, 2020
Ninebell	$2,925	$2,898
Shengyi	1,585	1,195
Total	$4,510	$4,093

	Three Months Ended March 31
Purchase of materials	2021	2020
Ninebell	$6,882	$2,153
Shengyi	358	58
Total	$7,240	$2,211

	Three Months Ended March 31
Service fee charged by	2021	2020
Shengyi	$142	$46
Ninebell	-	-
Total	$142	$46

NOTE 17 – COMMON STOCK

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

During the three months ended March 31, 2021, ACM issued 309,940 shares of Class A common stock upon option exercises by employees and non-employees and an additional 33,334 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the three months ended March 31, 2020, ACM issued 70,478 shares of Class A common stock upon option exercises by employees and non-employees, and an additional 64,717 shares of Class A common stock upon a cashless warrant exercise by a non-employee.

At March 31, 2021 and December 31, 2020 the number of shares of Class A common stock issued and outstanding was 17,239,967, and 16,896,693, respectively.

At March 31, 2021 and December 31, 2020, the number of shares of Class B common stock issued and outstanding was 1,769,272 and 1,802,606, respectively.

NOTE 18 – REDEEMABLE NON-CONTROLLING INTERESTS

During the second quarter of 2020, the redemption feature of the private placement funding terminated and the aggregate proceeds of the funding therefore were reclassified from redeemable non-controlling interests to non-controlling interests. At March 31, 2020, the balance of redeemable non-controlling interest was nil.

The components of the change in the redeemable non-controlling interests for the three months ended March 31, 2020 are presented in the following table:

Balance at December 31, 2019	$60,162
Net income attributable to redeemable non-controlling interests	258
Effect of foreign currency translation gain attributable to redeemable non-controlling interests	(953)
Balance at March 31, 2020	$59,467

NOTE 19 – STOCK-BASED COMPENSATION

In January 2020 ACM Shanghai adopted a 2019 Stock Option Incentive Plan (the “Subsidiary Stock Option Plan”) that provides for, among other incentives, the granting to officers, directors, employees of options to purchase shares of ACM Shanghai’s common stock. The fair value of the stock options granted is estimated at the date of grant based on the Black-Scholes option pricing model using assumptions generally consistent with those used for ACM’s stock options. Because ACM Shanghai shares are not publicly traded, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to ACM Shanghai.

ACM’s stock-based compensation consists of employee and non-employee awards issued under its 1998 Stock Option Plan, its 2016 Omnibus Incentive Plan,  and as standalone options. ACM granted stock options to employees under the 2016 Omnibus Incentive Plan during the three months ended March 31, 2021. The vesting condition may consist of a service period determined by the Board of Directors for a grant or certain performance conditions determined by the Board of Directors for a grant. The fair value of the stock options granted with service period based condition is estimated at the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted with market based condition is estimated at the date of grant using the Monte Carlo simulation model.

The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Stock-Based Compensation Expense:
Cost of revenue	$71	$45
Sales and marketing expense	505	94
Research and development expense	229	187
General and administrative expense	405	363
	$1,210	$689

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense by type:
Employee stock purchase plan	$1,085	$431
Non-employee stock purchase plan	40	172
Subsidiary option grants	85	86
	$1,210	$689

The following table summarizes the Company’s employee share option activities during the three-months ended March 31, 2021:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	3,191,411	$5.13	$12.73	7.13 years
Granted	106,400	50.67	111.98
Exercised	(255,582)	1.78	4.55
Forfeited/cancelled	(11,989)	27.45	62.58
Outstanding at March 31, 2021	3,030,240	6.93	$16.70	7.22 years
Vested and exercisable at March 31, 2021	1,809,322

As of March 31, 2021 and December 31, 2020, $12,340  and $8,733, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM were expected to be recognized over a weighted-average period of 1.92 years and 1.89 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair value of options granted to employee with a service period based condition is estimated on the grant date using the Black-Scholes valuation.

Three months ended March 31, 2021
Fair value of common share(1)	$48.25-51.07
Expected term in years(2)	5.50-6.25
Volatility(3)	48.53%
Risk-free interest rate(4)	1.00%
Expected dividend(5)	0%

(1)	Equal to closing value on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of ACM’s comparable companies in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the three months ended March 31, 2021:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	836,038	$1.02	$3.07	4.92 years
Granted	-	-	-
Exercised	(54,358)	1.51	5.44
Expired	-	-	-
Forfeited/cancelled	(76)	0.30	0.75
Outstanding at March 31, 2021	781,604	$0.99	$2.91	4.64 years
Vested and exercisable at March 31, 2021	773,139

As of March 31, 2021 and December 31, 2020, $155 and $195, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.08 years and 0.09 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM Shanghai Option Grants

The following table summarizes the ACM Shanghai employee stock option activities during the three months ended March 31, 2021:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	5,423,654	$0.23	$1.89	3.50 years
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited/cancelled	(46,154)	0.24	2.00
Outstanding at March 31, 2021	5,377,500	$0.24	$2.00	3.26 years
Vested and exercisable at March 31, 2021	-

During the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of $85 and $86, respectively, related to stock option grants of ACM Shanghai. As of March 31, 2021 and 2020, $779 and $822, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 2.3 years and 2.5 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

NOTE 20 – INCOME TAXES

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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax benefit (expense) of $2,770 and $(304) during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company’s total unrecognized tax benefits were $570 of which $422 would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the three months ended March 31, 2021.

The Company files income tax returns in the United States and state and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 2010 through December 31, 2020. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-US research expenses. The Company’s three PRC subsidiaries, ACM Shanghai, ACM Wuxi and ACM Shengwei, are liable for PRC corporate income taxes at the rates of 15%, 25% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, ACM’s PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.

ACM files income tax returns in the United States and state and foreign jurisdictions. Those federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for 2009 through 2020. To the extent ACM has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service or state or foreign tax authorities to the extent utilized in a future period.

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
•
made technical corrections to TCJA for Qualified Improvement Property (“QIP”) and designates QIP as 15-year property for depreciation purposes, which makes QIP a category eligible for 100% bonus depreciation

The CARES Act has not had a material impact on income taxes in the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The impact of the adoption by the Company on its condensed consolidated financial statements and disclosures is immaterial.
Income tax benefit (expense) was as follows:

	Three Months Ended March 31,
	2021	2020
Total income tax benefit (expense)	$2,770	$(304)

NOTE 21 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 8 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of March 31, 2021, the Company had $3,429 of open capital commitments.

Covenants in ACM Shengwei’s Grant Contract for State-owned Construction Land Use Right in Shanghai City with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Shengwei pay liquidated damages in the event that (a) it does not make a total investment (including the costs of construction, fixtures, equipment and grant fees) of at least RMB 450.0 million ($63,400) or (b) within six years after the land use right is obtained, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to the PRC at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land. As of March 31, 2021, the Company had paid in total $10,328 for its Lingang-related investments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2021 and December 31, 2020. In the opinion of management, no provision for liability nor disclosure was required as of March 31, 2021 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

As of March 31, 2021, the Company had one outstanding legal proceeding. On December 21, 2020, a putative class action lawsuit against ACM and three of its officers was filed in the U.S. District Court for the Northern District of California under the caption Kain v. ACM Research, Inc., et al., No. 3:20-cv-09241. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks monetary damages in an unspecified amount as well as costs and expenses incurred in the litigation. On April 15, 2021,  the court appointed Mr. Kain as lead plaintiff, finding that no better-suited candidates emerged during the statutory sixty-day period following public notice of the lawsuit.  ACM’s management believes the claims are without merit and intend to vigorously defend this litigation. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss or estimate a range of possible loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or our Annual Report. The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, as well as those discussed below and elsewhere in this report, particularly in the section titled “Item 1A. Risk Factors” in Part II below.

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

Revenue from wet cleaning and other front-end processing tools totaled $31.9 million, or 72.9% of total revenue, for the three months ended March 31, 2021, as compared to $22.8 million, or 93.6% of total revenue, for the same period in 2020. Selling prices for our wet-cleaning and other front-end processing tools range from $1 million to more than $5 million. Our customers for wet-cleaning and other front-end processing tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, The Huahong Group, SK Hynix Inc., Yangtze Memory Technologies Co., Ltd, and ChangXin Memory Technologies.

Revenue from advanced packaging, other back-end processing tools, services and spares totaled $11.8 million, or 27.1% of total revenue for the three months ended March 31, 2021, as compared to $1.6 million, or 6.4% of total revenue for the same period in 2020.  Selling prices for these tools range from $0.5 million to more than $4 million.  Our customers for advanced packaging, and other back-end processing tools have included Jiangyin Changdian Advanced Packaging Co. Ltd., a leading PRC-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd.,  a semiconductor packaging company based in South Korea which acquired the operations of Deca Technologies’ Philippines manufacturing facility in 2020;  and Wafer Works Corporation, a leading PRC-based wafer supplier.

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

Since 2009 we have delivered more than 150 wet cleaning and other front-end processing tools, more than 130 of which have been accepted by customers and thereby generated revenue to us. The balance of the delivered tools are awaiting customer acceptance should contractual conditions be met. To date, a substantial majority of our sales of single-wafer wet cleaning equipment for front-end manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia by expanding our direct sales and services teams and increasing our global marketing activities.

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

We have been issued more than 350 patents in the United States, the People’s Republic of China or PRC, Japan, Singapore, South Korea and Taiwan.

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea.  Substantially all of our integrated tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which facilities now encompass a total of 236,000 square feet of floor space for production capacity, with an additional 100,000 square feet having been added in 2021 with the lease of a second building at our second facility in the Pudong region of Shanghai. In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a land use right in the Lingang region of Shanghai. In July 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide floor space to support significantly increase production capacity and related research and development activities. Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence in the PRC to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our technologies, and enable us to design innovative products and solutions to address their needs.

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
•
Our second production facility is located in the Chuansha district of Pudong, approximately 11 miles from our initial factory.  In September 2018 we announced the opening of the first building of our second production facility. The first building initially had a total of 50,000 square feet of available floor space for production capacity, which was increased by 50,000 square feet in the second quarter of 2020.  During the three months ended March 31, 2021, we leased a second building immediately adjacent to our second factory, which increased our available floor space for production by another 100,000 square feet, bringing to total available floor space for production capacity of second production facility to 200,000 square feet.

•
In July 2020 ACM Shanghai began a multi-year construction project to build a development and production center in the Lingang region of Shanghai. The new facility is expected to have a total of 1,000,000 square feet of available floor space for production. capacity.

Recent Developments

STAR Market Listing and IPO

In June 2019 we announced our intention to complete, within the following three years:

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

On September 30, 2020, the application was approved by the Listing Committee of the STAR Market. The Listing Committee subsequently determined to reassess the approval application in light of allegations regarding our business and operations that were contained in a report issued by J Capital Research USA Ltd. on October 8, 2020 and an ensuing putative class action lawsuit against our company and three of our executive officers filed on December 21, 2020 (See “Item 1. Legal Proceedings” of Part II of this report). Pending the completion of the Listing Committee’s reassessment, the STAR Listing remains subject to submission of formal registration and to review and approval by the China Securities Regulatory Commission.

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

COVID–19 Outbreak

Following its initial outbreak in December 2019, COVID–19, or the coronavirus, spread across the PRC, the United States and globally. The COVID–19 outbreak has affected our business and operating results since the first quarter of 2020. Since that time, our personnel have been largely unable to travel between our offices in the United States and our facilities in the PRC, which may impact our ability to effectively operate our company and to oversee our operations. The COVID–19 situation continues to evolve, and it is impossible for us to predict the effect and ultimate impact of the COVID–19 outbreak on our business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID–19 are expected to be temporary, the duration of the business disruptions, and related financial impact, of the outbreak cannot be estimated at this time. For an explanation of some of the risks we potentially face, please read carefully the information provided under “Item 1A. Risk Factors—Risks Related to the COVID–19 Outbreak,” of Part I of our Annual Report.

The following summary reflects our expectations and estimates based on information known to us as of the date of this filing:

•
Operations: We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by the COVID–19 outbreak and related restrictions on transportation and public appearances. In February 2020 our ACM Shanghai headquarters were closed for an additional six days beyond the normal Lunar New Year Holiday in accordance with Shanghai government restrictions related to the outbreak. We took steps before and after the Lunar New Year to ensure no employees took unreasonable risks to rush back to work. Currently substantially all of our staff have returned to work at both of our Shanghai facilities. To date we have not experienced absenteeism of management or other key employees, other than certain of our executive officers being delayed in traveling back to the PRC after working from our California office in February 2021. Our corporate headquarters are located in Alameda County in the San Francisco Bay Area of California and are the subject of a number of state and county public health directives and orders. These actions have not negatively impacted our business to date, however, because of the limited number of employees at our headquarters and the nature of the work they generally perform.

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

The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the three months ended March 31, 2021 and 2020, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $1.9 million and $0.2 million, respectively.

●
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the three months ended March 31, 2021 and 2020, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $39,000, and $37,000, respectively.

Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities (see note 13 in the Notes to Condensed Consolidated Financial Statements included herein under “Item 1. Financial Statements.”) in the balance sheet until the criteria for such recognition are satisfied.

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

Shipments in the three months ended March 31, 2021 totaled $74 million, as compared to $12 million in the three months ended March 31, 2020, and $67 million in the three months ended December 31, 2020.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Adjusted EBITDA Data:
Net Income	$5,822	$1,963
Interest expense (income), net	140	(224)
Income tax expense (benefit)	(2,770)	304
Depreciation and amortization	546	212
Stock based compensation	1,210	689
Unrealized loss on trading securities	1,047	-
Adjusted EBITDA	$5,995	$2,944

The $3.1 million increase in adjusted EBITDA for the three-months ended March 31, 2021 as compared to the same period in 2020 reflected an increase of $1.0 million in unrealized loss on trading securities, an increase of $3.9 million in net income, an increase of $0.5 million in stock-based compensation, and an increase of $0.4 million in interest expense, and an increase of $0.3 million in depreciation and amortization, offset by a tax benefit for the three-months ended March 31, 2021 as compared to a tax expense for the same period on 2020.

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

Free Cash Flow

The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Free Cash Flow Data:
Net cash provided by operating activities	$10,742	$3,829
Purchase property and equipment	(1,466)	(118)
Purchase of intangible assets	(112)	-
Free cash flow	$9,164	$3,711

The $5.5 million increase in free cash flow for the three-months ended March 31, 2021 as compared to the same period in 2020 reflected the factors driving net cash provided by operating activities, including increases in advances from customers, accounts payable, other payables and accrued expenses and net income, partly offset by increases in inventory, accounts receivables, and other liabilities. These were partly offset by an increase of purchases of property and equipment and intangible assets.  Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

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

	Three Months Ended March 31,
	2021			2020
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$43,732	$-	$43,732	$24,348	$-	$24,348
Cost of revenue	(25,687)	(71)	(25,616)	(14,120)	(45)	(14,075)
Gross profit	18,045	(71)	18,116	10,228	(45)	10,273
Operating expenses:
Sales and marketing	(5,308)	(505)	(4,803)	(3,005)	(94)	(2,911)
Research and development	(5,504)	(229)	(5,275)	(3,677)	(187)	(3,490)
General and administrative	(3,783)	(405)	(3,378)	(2,328)	(363)	(1,965)
Income from operations	3,450	(1,210)	4,660	1,218	(689)	1,907

Adjusted operating income for the three months ended on March 31, 2021 increased by $2.7 million, as compared with the same period in 2020, due to a $2.2 million increase in income from operations, and a $0.5 million increase in stock-based compensation expense.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or significant judgments or estimates during the three months ended March 31, 2021 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes and 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting effective January 1, 2021. For information regarding the impact of recently adopted accounting standards, refer to note 2 to the condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report and is updated in note 2 to the condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	58.7	58.0
Gross margin	41.3	42.0
Operating expenses:
Sales and marketing	12.1	12.3
Research and development	12.6	15.1
General and administrative	8.7	9.6
Total operating expenses, net	33.4	37.0
Income from operations	7.9	5.0
Interest income (expense), net	(0.3)	0.9
Unrealized loss on trading securities	(2.4)	-
Other income (expense), net	1.1	2.8
Equity income in net income of affiliates	0.7	0.6
Income before income taxes	7.0	9.3
Income tax benefit (expense)	6.3	(1.2)
Net income	13.3	8.1
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	0.8	1.1
Net income attributable to ACM Research, Inc.	12.5%	7.0%

Comparison of Three Months Ended March 31, 2021 and 2020

Revenue

`	Three Months Ended March 31,
	2021	2020	% Change
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	32,413	22,784	42.3%
ECP (front-end and packaging), Furnace and Other Technologies	5,550	-	NM
Advanced Packaging (excluding ECP), Services & Spares	5,769	1,564	268.9%
Total Revenue By Product Category	43,732	24,348	79.6%

Wet cleaning and other front-end processing tools	31,900	22,784	40.0%
Advanced packaging, other back-end processing tools, services and spares	11,832	1,564	656.7%
Total Revenue Front-end and Back-End	43,732	24,348	79.6%

Revenue increased by $19.4 million in the three months ended March 31, 2021 as compared to the same period in 2020.  The increase was due to a $10.3 million increase in revenue from advanced packaging and other back-end processing tools, services and spares, and a $9.6 million increase in revenue from wet cleaning and other front-end processing tools.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Cost of revenue	$25,687	$14,120	81.9%
Gross profit	18,045	10,228	76.4%
Gross margin	41.3%	42.0%	-0.7

Cost of revenue increased $11.6 million and gross profit increased $7.8 million in the three months ended March 31, 2021 as compared to the corresponding period in 2020 due to the increased sales volume, partly offset by a 0.7% point decrease in gross margin, that reflected differences in product mix.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended March 31,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Sales and marketing expense	$5,308	$3,005	76.6%
Research and development expense	5,504	3,677	49.7%
General and administrative expense	3,783	2,328	62.5%
Total operating expenses	$14,595	$9,010	62.0%

Sales and marketing expense increased by $2.3 million in the three months ended March 31, 2021 as compared to the corresponding period in 2020. The increase was due in part to the addition of resources to support sales and marketing efforts in North America and Europe, and other factors.  Sales and marketing expense consists primarily of:

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

Research and development expense increased by $1.8 million in the three months ended March 31, 2021 as compared to the corresponding period in 2020, principally as a result of increases in new product development, testing fees and personnel costs. Research and development expense represented 12.6% and 15.1% of our revenue in the three months ended March 31, 2021 and 2020, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $7.4 million, or 17.1% of total revenue, in the three months ended March 31, 2021 and $3.7 million, or 15.9% of revenue, in the corresponding period in 2020. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased $1.5 million in the three months ended March 31, 2021 as compared to the corresponding period in 2020. General and administrative expense consists primarily of:

•	compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;
•	professional fees, including accounting and corporate legal and defense fees;
•	other corporate expenses including insurance; and
•	allocated overhead for rent and utilities.

We expect that, for the foreseeable future, general and administrative expenses will increase in absolute dollars, as we incur additional costs associated with growing our business and operating as a public company in the United States and the PRC.

Unrealized loss from trading securities

We recorded an unrealized loss of $1.0 million for the three months ended March 31, 2021 based on a change in market value of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 15 to the condensed consolidated financial statements included in this report.

	Three months ended March 31,
	2021	2020
	(in thousands)
Unrealized loss on trading securities	$(1,047)	$-

Other Income and Expenses

	Three Months Ended March 31,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Interest Income	$49	$335	-85.4%
Interest Expense	(189)	(111)	70.3%
Interest Income (expense), net	$(140)	$224	-162.5%

Other income, net	$469	$677	-30.7%

Interest income consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We incurred $140,000 of interest expense, net in the three months ended March 31, 2021 as compared to $224,000 of net interest income in the corresponding period in 2020.  This was a result of a lower balance of cash and equivalents and lower interest rates on these balances, offset by increased borrowings under short-term bank loans.

Other income, net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. Other income (expense), declined by $208,000 in the three months ended March 31, 2021 as compared to Other income (expense) in the corresponding period in 2020, due primarily to a realized gain of $411,000 resulting from changes in the RMB-to-U.S. dollar exchange rate, compared to a realized gain of $575,000 in the prior year period.

Income Tax Benefit (Expense)

The following presents components of income tax benefit (expense) for the indicated periods:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Total income tax benefit (expense)	$2,770	$(304)

We recognized a tax benefit of $2.8 million for the three months ended March 31, 2021 as compared to a tax expense of $0.3 million for prior year period.    The benefit in 2021 primarily resulted from tax deductions related to the exercise of stock options during the period, as compared to smaller  deductions for the same item in the prior year period.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the treatment of stock-based compensation including the impact from stock option exercises and non-US research expenses. Our two PRC subsidiaries, ACM Shanghai and ACM Wuxi, are liable for PRC corporate income taxes at the rates of 15% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.

We file income tax returns in the United States and state and foreign jurisdictions. Those federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for 2009 through 2020. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state or foreign tax authorities to the extent utilized in a future period.

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

The CARES Act has not had a material impact on income taxes in the Company’s consolidated financial statements.

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended March 31,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Net income attributable to non-controlling interests	$352	$258	36.4%

As described above under “—STAR Market Listing and IPO,” in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. As a result, commencing with the three months ended September 30, 2019, we reflect, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the three months ended March 31, 2021, this amount totaled $352,000 as compared to $258,000 in the corresponding period in 2020.

Liquidity and Capital Resources

During the first three months of 2021, we funded our technology development and operations principally through our beginning cash balance and short-term borrowings by ACM Shanghai from local financial institutions.

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

Sources of Funds

Cash Flow from Operating Activities. Our operations provided cash flow of $10.7 million in the first three months of 2021. Our cash flow from operating activities is influenced by (a) the level of net income, (b) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (c) increases in the number of customers using our products, and (d) the amount and timing of payments by customers.

Equity and Equity-related Securities. During the three months ended March 31, 2021, we received proceeds of $1.4 million from sales of Class A common stock pursuant to option exercises.

Short-Term and Long-Term Loan Facilities. We have short-term and long-term borrowings with five banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at March 31, 2021
				(in thousands)
Bank of Shanghai Pudong Branch	April 2020	May 2021 - June 2021	3.48%-4.68%	RMB70,000	RMB54,911
				$10,654	$8,357
Bank of Communications	April 2020	April 2021 - May 2021	3.65%-4.65%	RMB20,000	RMB20,000
				$3,044	$3,044
China Everbright Bank	April 2020	April 2021 - September 2021	2.5%-4.7%	RMB80,000	RMB41,424
				$12,176	$6,305
China Merchants Bank	August 2020	August 2021 -February 2022	3.85%	RMB80,000	RMB38,000
				$12,176	$5,784
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	4.65%	RMB128,500	RMB125,108
				$19,558	$19,042
Industrial Bank of Korea	July 2020	July 2021	3.99%	KRW500,000	NIL
				$428	-
				$58,036	$42,532

(1)
Converted from RMB to dollars as of March 31, 2021. All of the amounts owing under the line of credit with China Everbright Bank are guaranteed by Dr. David Wang, our Chief Executive Officer, President and Chair of the Board. All of the amounts owing under the line of credit with Bank of Shanghai Pudong Branch are guaranteed by Dr. Wang and CleanChip Technologies LTD, a wholly owned subsidiary of ACM Shanghai. All of the amounts owing under the line of credit with Industrial Bank of Korea are guaranteed by YY Kim, Chief Executive Officer of ACM Research (Korea).

Government Research and Development Grants. As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received cash payments of $584,000 related to such grants in the first three months of 2021, as compared to received cash payments of $1.9 million in the same period of 2020. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital. The following table sets forth selected working capital information:

March 31, 2021
(in thousands)
Total current assets	$286,552
Total current liabilities	128,035
Working capital	$158,517

Our cash and cash equivalents at March 31, 2021 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Capital Expenditures. We incurred $1.6 million in capital expenditures during the three months ended March 31, 2021, versus $0.1 in million capital expenditures in the same period of 2020. Capital expenditures in the three months ended March 31, 2021 were incurred principally for the addition of production capacity and general maintenance and improvements to our global facilities.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in the first three months of 2021 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of December 31, 2020. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The effectiveness of the disclosure controls and procedures is also necessarily limited by the staff and other resources available to management and the geographic diversity of our company’s operations. As a result of the COVID-19 pandemic, beginning in 2020 we have faced additional challenges in operating and monitoring our disclosure controls and procedures as a result of employees working remotely and management travel being limited. In addition, we face potential heightened cybersecurity risks as our level of dependence on our IT networks and related systems increases, stemming from employees working remotely, and the number of malware campaigns and phishing attacks preying on the uncertainties surrounding the COVID‑19 pandemic increases.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting and Remediation Efforts

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Class Action Lawsuit
On December 21, 2020, a putative class action lawsuit against our company and three of our executive officers was filed in the U.S. District Court for the Northern District of California under the caption Kain v. ACM Research, Inc., et al., No. 3:20-cv-09241, which we refer to as the Securities Class Action. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks monetary damages in an unspecified amount as well as costs and expenses incurred in the litigation.  On April 15, 2021, the court appointed Mr. Kain as lead plaintiff, finding that no better suited candidates emerged during the statutory sixty-day period following public notice of the lawsuit .  Our management believes the claims are without merit and intend to vigorously defend this litigation.  We are currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

BDO China, our independent registered public accounting firm, is not inspected by the U.S. Public Company Accounting Oversight Board, or PCAOB, as described in “Item 1A. Risk Factors—Regulatory Risks—Our auditor, as a registered public accounting firm operating in the PRC, is not permitted to be inspected by the Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspections.” in our Annual Report. We are one of 283 companies named in PCAOB’s list of “Public Companies that are Audit Clients of PCAOB-Registered Firms from Non-U.S. Jurisdictions where the PCAOB is Denied Access to Conduct Inspections.”

On March 24, 2021, the U.S. Securities and Exchange Commission, or SEC, adopted interim final amendments to implement congressionally mandated submission and disclosure required of the U.S. Holding Foreign Companies Accountable Act. These interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K and other forms with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant. This action is the latest in a series of recent proposed actions:

•
In December 2018 the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by U.S. regulators in their oversight of financial statement audits of U.S.-listed reporting companies with significant operations in the PRC.

•
In June 2019 a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress that, if passed, would have required the SEC to maintain a list of foreign reporting companies for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges Act, also referred to as the EQUITABLE Act, would have prescribed increased disclosure requirements for these reporting companies and, beginning in 2025, provided for the delisting from U.S. stock exchanges of reporting companies included on the SEC’s list for three consecutive years.

•
In May 2020 the U.S. Senate approved a bill entitled the “Holding Foreign Companies Accountable Act,” which, if also approved by the U.S. House of Representatives, would allow the SEC to delist the stocks of foreign companies listed on US exchanges that are audited by firms not allowed to be inspected by the PCAOB.

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

•
In April 2020, the SEC and the PCAOB issued a joint statement highlighting the significant disclosure, financial reporting and other risks associated with emerging market investments, including the PCAOB’s continued inability to inspect audit work papers of auditors in the PRC.

It remains unclear what the SEC’s implementation the process related to the March 2021 interim final amendments will entail or what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange. Any such actions could materially affect our operations and stock price, including by resulting in our being de-listed from Nasdaq or being required to engage a new audit firm, which would require significant expense and management time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In the three months ended March 31, 2021, we issued, pursuant to the exercise of stock options at a per share exercise price of $0.75 per share, an aggregate of 109,152 shares of Class A common stock that were not registered under the Securities Act of 1933.  We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.

Item 5.	Other Information

In the following summary, amounts in Renminbi, or RMB, have been translated into U.S. dollars solely for the convenience of the reader. The translations have been made at the conversion rate of RMB 6.4734 to U.S. $1.00 effective as of May 4, 2021, as published by the PRC’s State Administration of Foreign Exchange.

On February 1, 2021, ACM Shanghai entered into a Plant Lease Contract with Shanghai Shengyu Culture Development Co., Ltd., or the Plant Lease Contract. Pursuant to the Plant Lease Contract, ACM Shanghai is leasing an industrial plant facility of approximately 106,076 square feet located in Shanghai, PRC for the period from February 1, 2021 to January 15, 2023. Under the Plant Lease Contract, ACM Shanghai will pay a monthly rental fee of approximately $69,457, such payment to be made every three months. In accordance with the terms of the Plant Lease Contract, ACM Shanghai will also pay property management fees to the property management company, Shanghai Renlian Real Estate Management Co., Ltd. in the amount of $3,197 per month. ACM Shanghai plans to use the industrial plant facility for semiconductor equipment assembly, storage, and office work purposes.

The foregoing summary of the Plant Lease Contract is qualified in its entirety by reference to the text of the Plant Lease Contract, which is being filed as Exhibit 10.01 to this report and is incorporated in this report by reference.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

10.01*+±	Plant Lease Contract dated as of February 1, 2021 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd.
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Unofficial English translation of original document prepared in Mandarin Chinese.
+	Certain annexes have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished to the Securities Exchange Commission or its staff upon request.
±	Certain information redacted and replaced with “[***]”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.
Date: May 7, 2021	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)