Form 10-Q
period 2021-06-30
ACM Research, Inc.
filed 2021-08-06
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	17,680,409 shares outstanding as of August 3, 2021
Class B Common Stock, $0.0001 par value	1,707,605 shares outstanding as of August 3, 2021

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

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$70,209	$71,766
Trading securities (note 16)	31,257	28,239
Accounts receivable, less allowance for doubtful accounts of $0 as of June 30, 2021 and December 31, 2020 (note 4)	71,357	56,441
Other receivables	10,733	9,679
Inventories (note 5)	136,852	88,639
Prepaid expenses	8,953	5,892
Total current assets	329,361	260,656
Property, plant and equipment, net (note 6)	8,985	8,192
Land use right, net (note 7)	9,642	9,646
Operating lease right-of-use assets, net (note 11)	5,209	4,297
Intangible assets, net	630	554
Deferred tax assets (note 21)	14,691	11,076
Long-term investments (note 14)	7,006	6,340
Other long-term assets (note 8)	43,434	40,496
Total assets	418,958	341,257
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 9)	22,162	26,147
Current portion of long-term borrowings (note 12)	1,799	1,591
Accounts payable	67,031	35,603
Advances from customers	43,845	17,888
Deferred revenue	2,348	1,343
Income taxes payable (note 21)	482	31
FIN-48 payable (note 21)	83	83
Other payables and accrued expenses (note 10)	21,871	18,805
Current portion of operating lease liability (note 11)	2,437	1,417
Total current liabilities	162,058	102,908
Long-term borrowings (note 12)	18,717	17,979
Long-term operating lease liability (note 11)	2,772	2,880
Deferred tax liability (note 21)	1,298	1,286
Other long-term liabilities (note 13)	4,557	8,034
Total liabilities	189,402	133,087
Commitments and contingencies (note 21)
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 50,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 17,668,409 shares issued and outstanding as of June 30, 2021 and 16,896,693 shares issued and outstanding as of December 31, 2020 (note 18)	2	2
Common stock–Class B, par value $0.0001: 2,409,738 shares authorized as of June 30, 2021 and December 31, 2020; 1,707,605 shares issued and outstanding as of June 30, 2021 and 1,802,606 shares issued and outstanding as of December 31, 2020 (note 18)	-	-
Additional paid in capital	108,566	102,004
Accumulated surplus	46,324	34,287
Accumulated other comprehensive income	5,931	4,857
Total ACM Research, Inc. stockholders’ equity	160,823	141,150
Non-controlling interests	68,733	67,020
Total stockholders’ equity	229,556	208,170
Total liabilities and stockholders’ equity	$418,958	$341,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue (note 3)	$53,864	$39,049	$97,596	$63,397
Cost of revenue	32,184	19,693	57,871	33,813
Gross profit	21,680	19,356	39,725	29,584
Operating expenses:
Sales and marketing	5,789	4,595	11,097	7,600
Research and development	7,933	5,221	13,437	8,898
General and administrative	3,627	2,204	7,410	4,532
Total operating expenses, net	17,349	12,020	31,944	21,030
Income from operations	4,331	7,336	7,781	8,554
Interest income	31	320	80	655
Interest expense	(194)	(228)	(383)	(339)
Change in fair value of financial liability	-	(5,431)	-	(5,431)
Unrealized gain on trading securities	3,783	-	2,736	-
Other income (expenses), net	(897)	149	(428)	826
Equity income in net income of affiliates	295	209	615	357
Income before income taxes	7,349	2,355	10,401	4,622
Income tax benefit (expense) (note 21)	(15)	(1,859)	2,755	(2,163)
Net income	7,334	496	13,156	2,459
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	767	577	1,119	835
Net income (loss) attributable to ACM Research, Inc.	$6,567	$(81)	$12,037	$1,624
Comprehensive income:
Net income	7,334	496	13,156	2,459
Foreign currency translation adjustment	3,000	242	1,668	(1,658)
Comprehensive Income	10,334	738	14,824	801
Less: Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	1,797	1,610	1,714	916
Comprehensive income (loss) attributable to ACM Research, Inc.	$8,537	$(872)	$13,110	$(115)

Net income (loss) attributable to ACM Research, Inc. per common share (note 2):
Basic	$0.34	$(0.00)	$0.63	$0.09
Diluted	$0.30	$(0.00)	$0.56	$0.08

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	19,123,659	18,050,841	18,956,195	18,085,602
Diluted	21,807,744	21,516,175	21,679,528	21,197,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2021 and 2020
 (In thousands, except per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Income	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2020	16,896,693	$2	1,802,606	$-	$102,004	$34,287	$4,857	$67,020	$208,170
Net income	-	-	-	-	-	12,037	-	1,119	13,156
Foreign currency translation adjustment	-	-	-	-	-	-	1,074	594	1,668
Exercise of stock options	434,034	-	-	-	2,197	-	-	-	2,197
Stock-based compensation	-	-	-	-	2,545	-	-	-	2,545
Exercise of warrants	242,681	-	-	-	1,820	-	-	-	1,820
Conversion of Class B common stock to Class A common stock	95,001	-	(95,001)	-	-	-	-	-	-
Balance at June 30, 2021	17,668,409	$2	1,707,605	$-	$108,566	$46,324	$5,931	$68,733	$229,556

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Loss	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2019	16,182,151	$2	1,862,608	$-	$83,487	$15,507	$(1,675)	$-	$97,321
Net income	-	-	-	-	-	1,624	-	192	1,816
Foreign currency translation adjustment	-	-	-	-	-	-	(1,740)	928	(812)
Exercise of stock options	185,903	-	-	-	873	-	-	-	873
Stock-based compensation	-	-	-	-	1,544	-	-	-	1,544
Conversion of class B common shares to Class A common shares	60,002	-	(60,002)	-	-	-	-	-	-
Share repurchase	(242,681)	-	-	-	(9,715)	-	-	-	(9,715)
Exercise of stock warrants	64,717	-	-	-	-	-	-	-	-
Reclassification of redeemable non-controlling interest	-	-	-	-	-	-	-	59,958	59,958
Balance at June 30, 2020	16,250,092	$2	1,802,606	$-	$76,189	$17,131	$(3,415)	$61,078	$150,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended June 30, 2021 and 2020
(In thousands, except per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus	Accumulated Other Comprehensive Loss	Non-controlling interests	Total Stockholders’ Equity
Balance at March 31, 2021	17,239,967	$2	1,769,272	$-	$104,591	$39,757	$3,961	$66,936	$215,247
Net income	-	-	-	-	-	6,567	-	767	7,334
Foreign currency translation adjustment	-	-	-	-	-	-	1,970	1,030	3,000
Exercise of stock options	124,094	-	-	-	820	-	-	-	820
Stock-based compensation	-	-	-	-	1,335	-	-	-	1,335
Exercise of warrants	242,681	-	-	-	1,820	-	-	-	1,820
Conversion of class B common shares to Class A common shares	61,667	-	(61,667)	-	-	-	-	-	-
Balance at June 30, 2021	17,668,409	$2	1,707,605	$-	$108,566	$46,324	$5,931	$68,733	$229,556

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Surplus	Accumulated Other Comprehensive Loss	Non-controlling interests	Total Stockholders’ Equity
Balance at March 31, 2020	16,317,346	$2	1,862,608	$-	$84,351	$17,212	$(2,623)	$-	$98,942
Net income (loss)	-	-	-	-	-	(81)	-	192	111
Foreign currency translation adjustment	-	-	-	-	-	-	(792)	928	136
Exercise of stock options	115,425	-	-	-	698	-	-	-	698
Stock-based compensation	-	-	-	-	855	-	-	-	855
Conversion of class B common shares to Class A common shares	60,002	-	(60,002)	-	-	-	-	-	-
Share repurchase	(242,681)	-	-	-	(9,715)	-	-	-	(9,715)
Reclassification of redeemable non-controlling interest	-	-	-	-	-	-	-	59,958	59,958
Balance at June 30, 2020	16,250,092	$2	1,802,606	$-	$76,189	$17,131	$(3,415)	$61,078	$150,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$13,156	$2,459
Adjustments to reconcile net income from operations to net cash used in operating activities
Depreciation and amortization	1,031	441
Loss on disposals of property, plant and equipment	-	1
Equity income in net income of affiliates	(615)	(357)
Unrealized gain on trading securities	(2,736)	-
Deferred income taxes	(3,502)	(507)
Stock-based compensation	2,545	1,544
Change in fair value of financial liability	-	5,431
Net changes in operating assets and liabilities:
Accounts receivable	(14,279)	(28,474)
Other receivables	(610)	(3,271)
Inventory	(47,432)	(5,630)
Prepaid expenses	(3,001)	(1,176)
Other long-term assets	(2,939)	(836)
Accounts payable	31,200	14,954
Advances from customers	25,912	(283)
Income tax payable	452	(1,419)
Other payables and accrued expenses	2,270	3,537
Deferred revenue	2,348	474
Other long-term liabilities	(3,559)	2,461
Net cash provided by (used in) operating activities	241	(10,651)

Cash flows from investing activities:
Purchase of property and equipment	(2,353)	(1,529)
Purchase of intangible assets	(431)	(55)
Prepayment for land-use-right and property	-	(15,438)
Purchase of long-term investments	-	(14,130)
Net cash used in investing activities	(2,784)	(31,152)

Cash flows from financing activities:
Proceeds from short-term borrowings	17,653	25,807
Repayments of short-term borrowings	(21,753)	(13,563)
Proceeds from long-term borrowings	1,548	-
Repayments of long-term borrowings	(794)	-
Repayments of notes payable	-	(1,820)
Proceeds from stock option exercise to common stock	2,197	873
Proceeds from warrant exercise to common stock	1,820	-
Net cash provided by financing activities	671	11,297

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$315	$(956)
Net decrease in cash, cash equivalents and restricted cash	$(1,557)	$(31,462)

Cash, cash equivalents and restricted cash at beginning of period	71,766	117,859
Cash, cash equivalents and restricted cash at end of period	$70,209	$86,397

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$383	$339
Cash paid for income taxes	$463	$4,104

Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Cash and cash equivalents	70,209	86,397
Restricted cash	-	-
Cash, cash equivalents and restricted cash	$70,209	$86,397
Non-cash used in financing activities:
Warrant conversion to common stock	$-	$399
Share cancellation	$-	$9,715
Cashless exercise of stock options	$118	$-

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

On November 2, 2017, the Registration Statement on Form S-1 (File No. 333- 220451) for ACM’s initial public offering of Class A common stock was declared effective by the U.S. Securities and Exchange Commission. Shares of Class A common stock began trading on the Nasdaq Global Market on November 3, 2017, and the closing for the offering was held on November 7, 2017.

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

In April 2019 CleanChip formed a wholly owned subsidiary in California, ACM Research (CA), Inc. (“ACM California”), to provide procurement services on behalf of ACM Shanghai.

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

The Company has direct or indirect interests in the following subsidiaries:

		Effective interest held as at
Name of subsidiaries	Place and date of incorporation	June 30, 2021	December 31, 2020
ACM Research (Shanghai), Inc.	PRC, May 2005	91.7%	91.7%
ACM Research (Wuxi), Inc.	PRC, July 2011	91.7%	91.7%
CleanChip Technologies Limited	Hong Kong, June 2017	91.7%	91.7%
ACM Research Korea CO., LTD.	Korea, December 2017	91.7%	91.7%
Shengwei Research (Shanghai), Inc.	PRC, March 2019	91.7%	91.7%
ACM Research (CA), Inc.	USA, April 2019	91.7%	91.7%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%

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

The accompanying condensed consolidated balance sheet as of June 30, 2021, condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2021 and 2020, condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any future period.

COVID-19 Assessment

The outbreak of COVID-19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. In December 2019 a series of emergency quarantine measures taken by the PRC government disrupted domestic business activities during the weeks after the initial outbreak of COVID-19. Since that time, an increasing number of countries, including the United States, have imposed restrictions on travel to and from the PRC and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID-19 and its variants. The situation continues to develop, and it is impossible to predict the effect and ultimate impact of the COVID-19 outbreak on the Company’s business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions and related financial impact cannot be estimated at this time. The COVID-19 outbreak has been declared a worldwide health pandemic that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition. Through June 30, 2021 the Company had not experienced a significant negative impact of COVID-19 on its operations, capital and financial resources, including overall liquidity position. The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business.

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

Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates and assumptions.

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$7,334	$496	$13,156	$2,459
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	767	577	1,119	835
Net income (loss) available to common stockholders, basic and diluted	$6,567	$(81)	$12,037	$1,624

Weighted average shares outstanding, basic	19,123,659	18,050,841	18,956,195	18,085,602
Effect of dilutive securities	2,684,085	3,465,334	2,723,333	3,111,601
Weighted average shares outstanding, diluted	21,807,744	21,516,175	21,679,528	21,197,203

Net income (loss) per common share:
Basic	$0.34	$(0.00)	$0.63	$0.09
Diluted	$0.30	$(0.00)	$0.56	$0.08

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three and six months ended June 30, 2021 and 2020, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities, including stock options and issued warrants, that could share in ACM’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. ACM’s potential dilutive securities consist of warrants and stock options for the three and six months ended June 30, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, restricted cash and accounts receivable. The Company deposits and invests its cash with financial institutions that management believes are creditworthy.

The Company is potentially subject to concentrations of credit risks in its accounts receivable. For the six months ended June 30, 2021 and 2020, the Company’s three largest customers accounted for 67.1% and 92.4%, respectively, of revenue. For the three months ended June 30, 2021 and 2020, the Company’s three largest customers accounted for 81.2% and 91.0%, respectively, of revenue. As of June 30, 2021 and December 31, 2020, the Company’s three largest customers accounted for 67.1% and 75.8%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the related businesses. The following tables present disaggregated revenue information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$45,461	$33,340	$77,874	$56,124
ECP (front-end and packaging), Furnace and Other Technologies	-	4,490	5,550	4,490
Advanced Packaging (excluding ECP), Services & Spares	8,403	1,219	14,172	2,783
Total Revenue By Product Category	$53,864	$39,049	$97,596	$63,397

Wet cleaning and other front-end processing tools	$45,974	$37,830	$77,874	$60,614
Advanced packaging, other processing tools, services and spares	7,890	1,219	19,722	2,783
Total Revenue Front-end and Back-End	$53,864	$39,049	$97,596	$63,397

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Mainland China	$53,736	$39,004	$97,432	$63,293
Other Regions	128	45	164	104
	$53,864	$39,049	$97,596	$63,397

NOTE 4 – ACCOUNTS RECEIVABLE

At June 30, 2021 and December 31, 2020 accounts receivable consisted of the following:

	June 30, 2021	December 31, 2020
Accounts receivable	$71,357	$56,441
Less: Allowance for doubtful accounts	-	-
Total	$71,357	$56,441

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at June 30, 2021 and December 31, 2020.

NOTE 5 – INVENTORIES

At June 30, 2021 and December 31, 2020 inventory consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$48,801	$32,391
Work in process	24,084	23,871
Finished goods	63,967	32,377
Total inventory	$136,852	$88,639

At June 30, 2021 and December 31, 2020, the Company held an inventory reserve of $1,118 and $1,140, respectively. System shipments of first-tools to an existing or prospective customer, for which ownership does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until ownership is transferred.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

At June 30, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Manufacturing equipment	$6,333	$5,966
Office equipment	1,425	1,047
Transportation equipment	216	216
Leasehold improvement	2,724	2,398
Total cost	10,698	9,627
Less: Total accumulated depreciation	(4,681)	(3,745)
Construction in progress	2,968	2,310
Total property, plant and equipment, net	$8,985	$8,192

Depreciation expense was $467 and $189 for the three months ended June 30, 2021 and 2020, respectively, and $906 and $374 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 7 – LAND USE RIGHT, NET

 A summary of land use right is as follows:

	June 30, 2021	December 31, 2020
Land use right purchase amount	$9,839	$9,744
Less: Accumulated amortization	(197)	(98)
Land use right, net	$9,642	$9,646

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

Amortization expense was $49 for the three months ended June 30, 2021, and $98 for the six months ended June 30, 2021.

The annual amortization of land use right for each of the five succeeding years is as follows:

Year ending December 31,
2021	$197
2022	197
2023	197
2024	197
2025	197

NOTE 8 – OTHER LONG-TERM ASSETS

At June 30, 2021 and December 31, 2020, other long-term assets consisted of the following:

	June 30, 2021	December 31, 2020
Prepayment for property - Lingang	$40,372	$39,450
Prepayment for property, plant and equipment and other non-current assets	1,463	-
Prepayment for property - lease deposit	610	-
Security deposit for land use right	763	756
Others	226	290
Total other long-term assets	$43,434	$40,496

The prepayment for property - Lingang is for the housing in Lingang, Shanghai, which consists of (1) the contractual amount to acquire the property and (2) capitalized interest charges on the long-term loan related to acquisition of the property, which amounted to $541 as of June 30, 2021. The property is pledged for a long-term loan from China Merchants Bank (note 12).

NOTE 9 – SHORT-TERM BORROWINGS

At June 30, 2021 and December 31, 2020, short-term and long-term borrowings consisted of the following:

	June 30, 2021	December 31, 2020
Line of credit up to RMB 80,000 from China Everbright Bank,
1)due on April 1, 2021 with an annual interest rate of 4.70%. *1 and fully repaid on March 23, 2021.	-	4,599
2)due on June 27, 2021 with an annual interest rate of 4.25%. *1 and fully repaid on June 28, 2021.	-	1,380
3)due on April 29, 2021 with an annual interest rate of 2.80%. *1 and fully repaid on March 23, 2021.	-	820
4)due on June 27, 2021 with an annual interest rate of 2.70%. *1 and fully repaid on June 25, 2021.	-	2,080
5)due on September 30, 2021 with an annual interest rate of 2.50%. *1	2,854	-
Line of credit up to RMB 20,000 from Bank of Communications,
1)due on April 12, 2021 with an annual interest rate of 4.65% and fully repaid on April 12, 2021.	-	1,533
2)due on May 24, 2021 with an annual interest rate of 3.65% and fully repaid on May 24, 2021.	-	1,533
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch,
1)due on May 27, 2021 with an annual interest rate of 4.68%. *2 and fully repaid on May 27, 2021.	-	2,575
2)due on June 27, 2021 with an annual interest rate of 4.68%. *2 and fully repaid on March 29, 2021.	-	1,380
3)due on May 28, 2021 with an annual interest rate of 3.48%. *2 and fully repaid on May 28, 2021.	-	2,442
4)due on June 7, 2021 with an annual interest rate of 3.50%. *2 and fully repaid on June 7, 2021.	-	1,521
5)due on June 16, 2021 with an annual interest rate of 3.50%. *2 and fully repaid on June 16, 2021.	-	1,838
Line of credit up to RMB 80,000 from China Merchants Bank,
1)due on August 10, 2021 with annual interest rate of 3.85%.	1,393	1,380
2)due on August 25, 2021 with annual interest rate of 3.85%.	3,096	3,066
3)due on February 1, 2022 with annual interest rate of 3.85%.	1,393	-
4)due on May 26, 2022 with annual interest rate of 3.9%.	1,393	-
5)due on February 2, 2022 with annual interest rate of 3.95%.	1,471	-
6)due on February 2, 2022 with annual interest rate of 3.95%.	1,471	-
7)due on February 2, 2022 with annual interest rate of 3.95%.	1,393	-
Line of credit up to RMB 100,000 from Bank of Shanghai Pudong Branch,
1)due on June 7, 2022 with an annual interest rate of 2.7%. *3.	4,618	-
Line of credit up to RMB 40,000 from Bank of China,
1)due on June 15, 2022 with an annual interest rate of 3.86%.	3,080	-

Total	$22,162	$26,147

*1 Guaranteed by ACM’s Chief Executive Officer
*2 Guaranteed by ACM’s Chief Executive Officer and CleanChip
*3 Guaranteed by CleanChip

For the three months ended June 30, 2021 and 2020, interest expense related to short-term borrowings amounted to $191 and $228, respectively, and $380 and $339 for the six months ended June 30, 2021 and 2020.

NOTE 10 – OTHER PAYABLE AND ACCRUED EXPENSES

At June 30, 2021 and December 31, 2020, other payable and accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Accrued commissions	9,426	7,127
Accrued warranty	4,471	3,975
Accrued payroll	2,659	3,068
Accrued professional fees	53	384
Accrued machine testing fees	1,758	1,595
Others	3,504	2,656
Total	$21,871	$18,805

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$660	$378	$1,175	$755
Short-term lease cost	74	47	153	97
Lease cost	$734	$425	$1,328	$852

Supplemental cash flow information related to operating leases was as follows for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$734	$425	$1,328	$852

Maturities of lease liabilities for all operating leases were as follows as of June 30, 2021:

December 31,
2021	1,274
2022	2,312
2023	1,027
2024	918
2025	20
Total lease payments	5,551
Less: Interest	(342)
Present value of lease liabilities	$5,209

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.80	2.11
Weighted average discount rate	4.59%	5.14%

NOTE 12 – LONG-TERM BORROWINGS

At June 30, 2021 and December 31, 2020, long-term borrowings consisted of the following:

	June 30, 2021	December 31, 2020
Loan from China Merchants Bank	$18,968	$19,570
Loan from Bank of China	$1,548	-
Less: Current portion	(1,799)	(1,591)
	$18,717	$17,979

The loan from China Merchants Bank is for the purpose of purchasing property in Lingang, Shanghai. The loan is repayable in 120 installments with the last installment due in November 2030, with an annual interest rate of 4.65%. The loan is pledged by the property of ACM Shengwei and guaranteed by ACM Shanghai. As of June 30, 2021, the right certificate of the pledged property has not been obtained and the procedures of the formal pledge registration in the bank had not been completed.

The loan from Bank of China is for the purpose of funding ACM Shanghai project expenditures. The loan bears interest at an annual rate of 2.6% and is repayable in 6 installments, with the last installment due in June 2024.

Scheduled principal payments for the outstanding long-term loan as of June 30, 2021 are as follows:

Year ending December 31, 2021
2021	$890
2022	1,837
2023	1,917
2024	3,007
2025 and onwards	12,865
$20,516

For the three months ended June 30, 2021, interest related to long-term borrowings of $227 was incurred, of which $3 was charged to interest expenses and $224 was capitalized as other long-term assets. For the six months ended June 30, 2021, interest related to long-term borrowings of $544 was incurred, of which $3 was charged to interest expenses and $541 was capitalized as other long-term assets.

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. As of June 30, 2021 and December 31, 2020, other long-term liabilities consisted of the following unearned government subsidies:

	June 30, 2021	December 31, 2020
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$1,260	$1,266
Subsidies to Electro Copper Plating project, commenced in 2014	1,922	2,156
Subsidies to Polytetrafluoroethylene, commenced in 2018	-	130
Subsidies to Tahoe-Single Bench Clean, commenced in 2020	600	1,544
Subsidies to Backside Clean-YMTC National Project, commenced in 2020	370	2,591
Other	405	347
Total	$4,557	$8,034

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

	June 30, 2021	December 31, 2020
Ninebell	$2,271	$1,666
Shengyi	192	134
Hefei Shixi	4,543	4,540
Total	$7,006	$6,340

The Company’s share of equity investees’ net income was $295 and $209, for the three months ended June 30, 2021 and 2020, respectively, and $615 and $357 for the six-months ended June 30, 2021 and 2020, respectively, which amounts were included in equity income in net income of affiliates in the accompanying condensed consolidated statements of operations and comprehensive income.

NOTE 15 – FINANCIAL LIABILITY CARRIED AT FAIR VALUE

In December 2016 Shengxin (Shanghai) Management Consulting Limited Partnership (“SMC”) paid 20,123,500 RMB ($2,981 as of the date of funding) (the “SMC Investment”) to ACM Shanghai as an investment pursuant to terms to be subsequently negotiated. SMC is a PRC limited partnership partially owned by employees of ACM Shanghai.

In March 2017 (a) ACM issued to SMC a warrant (the “2017 Warrant”) exercisable to purchase 397,502 shares of Class A common stock at a price of $7.50 per share, for a total exercise price of $2,981, and (b) ACM Shanghai agreed to repay the SMC Investment within 60 days after the exercise of the 2017 Warrant. In March 2018 SMC exercised the 2017 Warrant in full, as a result of which (1) ACM issued 397,502 shares of Class A common stock to SMC (the “2017 Warrant Shares”), (2) SMC borrowed the funds to pay the 2017 Warrant exercise price pursuant to a senior secured promissory note (the “SMC Note”) in the principal amount of $2,981 issued to ACM Shanghai, which in turn issued to ACM a promissory note (the “Intercompany Note”) in the principal amount of $2,981 in payment of the 2017 Warrant exercise price. Each of the SMC Note and the Intercompany Note bore interest at a rate of 3.01% per annum and matured on August 17, 2023. The SMC Note was secured by a pledge of the 2017 Warrant Shares.

In connection with its follow-on public offering of Class A common stock in August 2019, ACM agreed to purchase a total of 154,821 of the 2017 Warrant Shares from SMC at a per share price of $13.195, of which (a) $1,161 was applied to reduce SMC’s obligations to ACM Shanghai under the SMC Note, and which ACM then withheld for its own account and applied to reduce ACM Shanghai’s obligations to ACM under the Intercompany Note, and (b) the remaining $882 was paid to SMC. In a separate transaction, ACM Shanghai repaid $1,161 of the SMC Investment in cash, which reduced the amount of the SMC Investment due to SMC to $1,820.

The SMC Note and SMC Investment were offsetting items in the Company’s consolidated balance sheet in accordance with ASC 210-20-45-1 up to April 30, 2020.

In preparation for the STAR IPO, ACM Shanghai was required to terminate its financial relationship with SMC. In order to facilitate such termination, on April 30, 2020, ACM entered into two agreements relating to outstanding obligations among ACM Research, ACM Shanghai and SMC. Pursuant to such agreements: (i) ACM Shanghai assigned to ACM its rights under the SMC Note, including the right to receive payment of the $1,820 payable thereunder; (ii) ACM cancelled the outstanding $1,820 obligation of ACM Shanghai under the Intercompany Note; (iii) SMC surrendered its remaining 242,681 2017 Warrant Shares to ACM Research; and (iv) in exchange for such 242,681 2017 Warrant Shares, ACM agreed to deliver to SMC certain consideration (“SMC Consideration”) agreed upon by ACM Research and SMC, subject to obtaining certain PRC regulatory approvals. Under the agreements, if the required approvals were not obtained by December 31, 2023, ACM would cancel the SMC Note as consideration for the 242,681 2017 Warrant Shares. In a separate transaction in April 2020, ACM Shanghai repaid the remaining $1,820 of the SMC Investment in cash.

Beginning April 30, 2020, the SMC Consideration was accounted for as a financial liability, and the Company applied the fair value measurement option to value the SMC Consideration in accordance with ASC 825-10-15-4a. On April 30, 2020, the SMC Consideration was $9,715, which reflected cancellation of the 2017 Warrant Shares and was recorded in equity. The financial liability was remeasured to fair value as of the end of each subsequent reporting period.

On July 29, 2020, ACM and SMC entered into an amended agreement under which, in settlement of the SMC Consideration, ACM issued to SMC a warrant (the “2020 Warrant”) to purchase 242,681 shares of Class A common stock at a purchase price of $7.50 per share, and ACM cancelled the SMC Note. The financial liability was remeasured to fair value of $21,679 as of July 29, 2020, and was retired with the issuance of the 2020 Warrant.  The Company recognized a change in fair value of financial liability of $11,964 for the year ended December 31, 2020, which was reflected in the consolidated statement of operations. The Company recorded the difference of $19,859 between the 2020 Warrant of $21,679 and the SMC Note of $1,820 into equity.

The 2020 Warrant was initially measured at fair value at the issuance date and classified as equity permanently in accordance with ASC 815. The fair value of the 2020 Warrant amounted to $21,679, based on the grant date using the Black-Scholes valuation model with the following assumptions:

July 29, 2020
Fair value of common share(1)	$89.28
Expected term in years(2)	3.42
Volatility(3)	47.42%
Risk-free interest rate(4)	0.15%
Expected dividend(5)	0%

(1)	Fair value of Class A common stock was the closing market price of the Class A common stock on July 29, 2020.
(2)	Expected term of share options was based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility was calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend was assumed to be 0%, as ACM had no history or expectation of paying a dividend on its common stock.

On June 9, 2021, subsequent to its obtaining the necessary PRC approvals, SMC exercised the 2020 Warrant by paying the $1,820 exercise price to ACM and surrendering the 2020 Warrant to ACM. In return, ACM delivered 242,681 shares of ACM Class A common stock to SMC.

NOTE 16 – TRADING SECURITIES

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

The components of trading securities were as follows:

	June 30, 2021	December 31, 2020
Trading securities listed in Shanghai Stock Exchange
Cost	$15,167	$15,020

Market value	$31,257	$28,239

Unrealized gain on trading securities, net of exchange difference amounted to $3,783 for the three months ended June 30, 2021, and $2,736 for the six months ended June 30, 2021.

NOTE 17 – RELATED PARTY BALANCES AND TRANSACTIONS

Prepaid expenses	June 30, 2021	December 31, 2020
Ninebell	$1,732	$1,607

Accounts payable	June 30, 2021	December 31, 2020
Ninebell	$5,331	$2,898
Shengyi	594	1,195
Total	$5,925	$4,093

	Three Months Ended June 30,		Six Months Ended June 30,
Purchase of materials	2021	2020	2021	2020
Ninebell	$7,496	$3,370	$14,378	$5,523
Shengyi	287	456	645	514
Total	$7,783	$3,826	$15,023	$6,037

	Three Months Ended June 30,		Six Months Ended June 30,
Service fee charged by	2021	2020	2021	2020
Shengyi	$117	$144	$259	$190
Ninebell	-	-	-	-
Total	$117	$144	$259	$190

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

During the three months ended June 30, 2021, ACM issued 124,094 shares of Class A common stock upon option exercises by employees and non-employees, and an additional 61,667 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.
During the six months ended June 30, 2021, ACM issued 434,034 shares of Class A common stock upon option exercises by employees and non-employees, and an additional 95,001 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

During the three and six months ended June 30, 2021, ACM issued 242,681 shares of Class A common stock upon the warrant exercise by SMC (Note 15).

During the three months ended June 30, 2020, ACM issued 115,425 shares of Class A common stock upon option exercises by employees and non-employees, and an additional 60,002 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

During the six months ended June 30, 2020, ACM issued 185,903 shares of Class A common stock upon option exercises by employees and non-employees, and an additional 60,002 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the six months ended June 30, 2020, ACM issued 64,717 shares of Class A common stock upon a cashless warrant exercise by a non-employee.

During the three and six months ended June 30, 2020, SMC transferred its ownership of 242,681 shares of Class A common stock to ACM in exchange for the SMC Consideration. The 242,681 shares were cancelled during the three and six months ended June 30, 2020. (Note 15)
At June 30, 2021 and December 31, 2020, the number of shares of Class A common stock issued and outstanding was 17,668,409, and 16,896,693, respectively.

At June 30, 2021 and December 31, 2020, the number of shares of Class B common stock issued and outstanding was 1,707,605 and 1,802,606, respectively.

NOTE 19 – REDEEMABLE NON-CONTROLLING INTERESTS

During the second quarter of 2020, the redemption feature of the private placement funding terminated and the aggregate proceeds of the funding therefore were reclassified from redeemable non-controlling interests to non-controlling interests. At June 30, 2020, the balance of redeemable non-controlling interest was nil.

The components of the change in the redeemable non-controlling interests for the six months ended June 30, 2020 are presented in the following table:

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

ACM’s stock-based compensation consists of employee and non-employee awards issued under its 1998 Stock Option Plan, its 2016 Omnibus Incentive Plan, and as standalone options. ACM granted stock options to employees under the 2016 Omnibus Incentive Plan during the three and six months ended June 30, 2021. The vesting condition may consist of a service period determined by the Board of Directors for a grant or certain performance conditions determined by the Board of Directors for a grant. The fair value of the stock options granted with service period based condition is estimated at the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted with market based condition is estimated at the date of grant using the Monte Carlo simulation model.

The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-Based Compensation Expense:
Cost of revenue	$110	$43	$181	$88
Sales and marketing expense	478	164	983	258
Research and development expense	279	188	508	375
General and administrative expense	468	460	873	823
	$1,335	$855	$2,545	$1,544

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense by type:
Employee stock purchase plan	$1,217	$635	$2,302	$1,066
Non-employee stock purchase plan	30	140	70	312
Subsidiary option grants	88	80	173	166
	$1,335	$855	$2,545	$1,544

The following table summarizes the Company’s employee share option activities during the six months ended June 30, 2021:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	3,191,411	$5.13	$12.73	7.13 years
Granted	106,400	50.67	111.98
Exercised	(336,216)	2.27	5.74
Forfeited/cancelled	(19,212)	30.33	69.14
Outstanding at June 30, 2021	2,942,383	$6.94	$16.75	6.99 years
Vested and exercisable at June 30, 2021	1,845,023

As of June 30, 2021 and December 31, 2020, $11,033 and $8,733, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM were expected to be recognized over a weighted-average period of 1.82 years and 1.89 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair value of options granted to employee with a service period based condition is estimated on the grant date using the Black-Scholes valuation.

Six Months Ended
June 30, 2021
Fair value of common share(1)	$111.98
Expected term in years(2)	5.50-6.25
Volatility(3)	48.53%
Risk-free interest rate(4)	1.00%
Expected dividend(5)	0%

(1)	Equal to closing value on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of ACM’s comparable companies in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the six-months ended June 30, 2021:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	836,038	$1.02	$3.07	4.92 years
Granted	-	-	-
Exercised	(97,818)	1.03	3.91
Expired	-	-	-
Forfeited/cancelled	(250)	0.30	0.75
Outstanding at June 30, 2021	737,970	$1.02	$2.96	4.43 years
Vested and exercisable at June 30, 2021	724,220

As of June 30, 2021 and December 31, 2020, $125 and $195, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.07 years and 0.09 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM Shanghai Option Grants

The following table summarizes the ACM Shanghai employee stock option activities during the three months ended June 30, 2021:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	5,423,654	$0.23	$1.89	_3.50 years
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited/cancelled	(46,154)	0.24	2.01
Outstanding at June 30, 2021	5,377,500	$0.24	$2.01	3.01 years
Vested and exercisable at June 30, 2021	-

As of June 30, 2021 and December 31, 2020, $693 and $822, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 2.01 years and 2.5 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

NOTE 21 – INCOME TAXES

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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax benefit (expense) of $2,755 and $(2,163) during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company’s total unrecognized tax benefits were $570 of which $422 would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the six months ended June 30, 2021.

The Company files income tax returns in the United States and state and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 2002 through December 31, 2020. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-US research expenses. The Company’s three PRC subsidiaries, ACM Shanghai, ACM Wuxi and ACM Shengwei, are liable for PRC corporate income taxes at the rates of 12.5%, 25% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, ACM’s PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years. In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and is entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as the elimination of exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences, ownership changes in investments, and tax basis step-up in goodwill obtained in a transaction that is not a business combination. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The impact of the adoption by the Company on its condensed consolidated financial statements and disclosures is immaterial.

Income tax benefit (expense) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total income tax benefit (expense)	$(15)	$(1,859)	$2,755	$(2,163)

NOTE 22 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 8 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of June 30, 2021, the Company had $2,942 of open capital commitments.

Covenants in ACM Shengwei’s Grant Contract for State-owned Construction Land Use Right in Shanghai City with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Shengwei pay liquidated damages in the event that (a) it does not make a total investment (including the costs of construction, fixtures, equipment and grant fees) of at least RMB 450.0 million ($63,400) or (b) within six years after the land use right is obtained, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to the PRC at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land. As of June 30, 2021, the Company had paid in total $10,328 for its Lingang-related investments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2021 and December 31, 2020. In the opinion of management, no provision for liability nor disclosure was required as of June 30, 2021 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

As of June 30, 2021, the Company had one outstanding legal proceeding. On December 21, 2020, a putative class action lawsuit against ACM and three of its officers was filed in the U.S. District Court for the Northern District of California under the caption Kain v. ACM Research, Inc., et al., No. 3:20-cv-09241. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks monetary damages in an unspecified amount as well as costs and expenses incurred in the litigation. On April 15, 2021, the court appointed Mr. Kain as lead plaintiff, finding that no better-suited candidates emerged during the statutory sixty-day period following public notice of the lawsuit. On May 27, 2021, defendants filed a motion to dismiss Mr. Kain’s complaint.  Defendants’ motion to dismiss is fully briefed and currently scheduled to be heard by the court on September 9, 2021. ACM’s management believes the claims are without merit and intends to vigorously defend this litigation. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss or estimate a range of possible loss.

NOTE 23 – SUBSEQUENT EVENT

On July 13, 2021, the Company filed a certificate of amendment to our restated certificate of incorporation with the Secretary of State of the State of Delaware.  The amendment i) increased the authorized number of shares of Class A common stock from 50,000,000 to 150,000,000 with 60,000,000 of the 100,000,000 additional authorized shares of Class A common stock reserved for issuance only as dividends on outstanding shares of Class A common stock;  ii) increased the authorized number of shares of Class B common stock from 2,409,738 to 5,307,816, with all of the authorized but unissued shares of Class B common stock being available for issuance only as dividends on outstanding shares of Class B common stock; and iii) removed a now-obsolete provision related to the automatic conversion of Class B common stock into Class A common stock.

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

Revenue from wet cleaning and other front-end processing tools totaled $46.0 million, or 85.4% of total revenue, for the three months ended June 30, 2021, as compared to $37.8 million, or 96.9% of total revenue, for the same period in 2020. Revenue from wet cleaning and other front-end processing tools totaled $77.9 million, or 79.8% of total revenue, for the six months ended June 30, 2021, as compared to $60.6 million, or 95.6% of total revenue, for the same period in 2020. Selling prices for our wet-cleaning and other front-end processing tools range from $1 million to more than $5 million. Our customers for wet-cleaning and other front-end processing tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, The Huahong Group, SK Hynix Inc., Yangtze Memory Technologies Co., Ltd, and ChangXin Memory Technologies.

Revenue from advanced packaging, other processing tools, services and spares totaled $7.9 million, or 14.6% of total revenue for the three months ended June 30, 2021, as compared to $1.2 million, or 3.1% of total revenue for the same period in 2020.  Revenue from advanced packaging, other processing tools, services and spares totaled $19.7 million, or 20.2% of total revenue for the six months ended June 30, 2021, as compared to $2.8 million, or 4.4% of total revenue for the same period in 2020.  Selling prices for these tools range from $0.5 million to more than $4 million.  Our customers for advanced packaging, and other processing tools have included Jiangyin Changdian Advanced Packaging Co. Ltd., a leading PRC-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd.,  a semiconductor packaging company based in South Korea which acquired the operations of Deca Technologies’ Philippines manufacturing facility in 2020;  and Wafer Works Corporation, a leading PRC-based wafer supplier.

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

Since 2009 we have delivered more than 170 wet cleaning and other front-end processing tools, more than 145 of which have been accepted by customers and thereby generated revenue to us. The balance of the delivered tools are awaiting customer acceptance should contractual conditions be met. To date, a substantial majority of our sales of equipment have been to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia by expanding our direct sales and services teams and increasing our global marketing activities.

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

•
Tahoe technology for cost and environmental savings. Tahoe technology delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools.

•
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
•
In August 2018 we introduced the Ultra C Tahoe wafer cleaning tool, which delivers high cleaning performance with significantly less sulfuric acid than typically consumed by conventional high temperature single-wafer cleaning tools.

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
•
Our second production facility is located in the Chuansha district of Pudong, approximately 11 miles from our initial factory.  In September 2018 we announced the opening of the first building of our second production facility. The first building initially had a total of 50,000 square feet of available floor space for production capacity, which was increased by 50,000 square feet in the second quarter of 2020.  In February 2021, we leased a second building immediately adjacent to our second factory, which increased our available floor space for production by another 100,000 square feet, bringing to total available floor space for production capacity of second production facility to 200,000 square feet.

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

Following the completion of the Listing Committee’s reassessment, on June 10, 2021, the application for registration for the STAR Market IPO was submitted by the Shanghai Stock Exchange Commission (the “SSEC”) to the China Securities Regulatory Commission.  The STAR Listing remains subject to review and approval by the China Securities Regulatory Commission.

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

COVID–19 Outbreak

Following its initial outbreak in December 2019, COVID–19, or the coronavirus, spread across the PRC, the United States and globally. The COVID–19 outbreak has affected our business and operating results since the first quarter of 2020. Since that time, our personnel have been largely unable to travel between our offices in the United States and our facilities in the PRC, which may impact our ability to effectively operate our company and to oversee our operations. The COVID–19 situation continues to evolve, including as the result of variants, and it is impossible for us to predict the effect and ultimate impact of the COVID–19 outbreak on our business operations and results. We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business, including our operations, customers, suppliers and projects. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID–19 are expected to be temporary, the duration of the business disruptions, and related financial impact, of the outbreak cannot be estimated at this time. For an explanation of some of the risks we potentially face, please read carefully the information provided under “Item 1A. Risk Factors—Risks Related to the COVID–19 Outbreak,” of Part I of our Annual Report.

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

The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

•
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the six months ended June 30, 2021 and 2020, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $4.2 million and $0.3 million, respectively.

•
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the six months ended June 30, 2021 and 2020, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $80,000 and $73,000, respectively.

Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities (see note 13 in the notes to condensed consolidated financial statements included herein under “Item 1. Financial Statements”) in the balance sheet until the criteria for such recognition are satisfied.

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

Shipments in the three months ended June 30, 2021 totaled $82 million, as compared to $45 million in the three months ended June 30, 2020, and $74 million in the three months ended March 31, 2021.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Adjusted EBITDA Data:
Net Income	$13,156	$2,459
Interest expense (income), net	303	(316)
Income tax expense (benefit)	(2,755)	2,163
Depreciation and amortization	1,031	441
Stock based compensation	2,545	1,544
Change in fair value of financial liability	-	5,431
Unrealized gain on trading securities	(2,736)	-
Adjusted EBITDA	$11,544	$11,722

The $0.2 million decrease in adjusted EBITDA for the six-months ended June 30, 2021 as compared to the same period in 2020 reflected an increase of $10.7 million in net income, a $0.6 million increase due to net interest expense versus net income, a decrease of $4.9 million due to an income tax benefit versus an income tax expense, an increase of $0.6 million in depreciation and amortization, an increase of $1.0 million in stock-based compensation, a decrease of $5.4 million due to no contribution from change in fair value of financial liability, and a decrease of $2.7 million due to unrealized gain on trading securities.

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

Free Cash Flow

The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Free Cash Flow Data:
Net cash provided by (used in) operating activities	$241	$(10,651)
Purchase property and equipment	(2,353)	(1,529)
Purchase of intangible assets	(431)	(55)
Prepayment for land-use-right and property	-	(15,438)
Purchase of long-term investments	-	(14,130)
Free cash flow	$(2,543)	$(41,803)

The $39.3 million increase in free cash flow for the six months ended June 30, 2021 as compared to the same period in 2020 reflected a $10.9 million increase due to net cash provided by operating activities versus net used by operating activities, a $15.4 million increase due to no prepayments in 2021 for land-use right and property, and a $14.1 million increase due to no purchase of investment securities in 2021, and a $0.8 million increase in purchase of property and equipment, and a $0.4 million increase in purchase of intangible assets.  Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

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

	Six Months Ended June 30,
	2021			2020
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$97,596	$-	$97,596	$63,397	$-	$63,397
Cost of revenue	(57,871)	(181)	(57,690)	(33,813)	(88)	(33,725)
Gross profit	39,725	(181)	39,906	29,584	(88)	29,672
Operating expenses:
Sales and marketing	(11,097)	(983)	(10,114)	(7,600)	(258)	(7,342)
Research and development	(13,437)	(508)	(12,929)	(8,898)	(375)	(8,523)
General and administrative	(7,410)	(873)	(6,537)	(4,532)	(823)	(3,709)
Income from operations	7,781	(2,545)	10,326	8,554	(1,544)	10,098

Adjusted operating income for the six months ended on June 30, 2021 increased by $0.2 million, as compared with the same period in 2020, due to a $0.8 million decrease in income from operations, offset by a $1 million increase in stock-based compensation expense.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or significant judgments or estimates during the six months ended June 30, 2021 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes and 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting effective January 1, 2021. For information regarding the impact of recently adopted accounting standards, refer to note 2 to the condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report and is updated in note 2 to the condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	59.8	50.4	59.3	53.3
Gross margin	40.2	49.6	40.7	46.7
Operating expenses:
Sales and marketing	10.7	11.8	11.4	12.0
Research and development	14.7	13.4	13.8	14.0
General and administrative	6.7	5.6	7.6	7.1
Total operating expenses, net	32.1	30.8	32.7	33.2
Income from operations	8.1	18.8	8.0	13.5
Interest income (expense), net	(0.3)	0.2	(0.3)	0.5
Change in fair value of financial liability	-	(13.9)	-	(8.6)
Unrealized gain on trading securities	7.0	-	2.8	-
Other income (expense), net	(1.7)	0.4	(0.4)	1.3
Equity income in net income of affiliates	0.5	0.5	0.6	0.6
Income before income taxes	13.6	6.0	10.7	7.3
Income tax benefit (expense)	0.0	(4.8)	2.8	(3.4)
Net income	13.6	1.2	13.5	3.9
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	1.4	1.5	1.1	1.3
Net income attributable to ACM Research, Inc.	12.2%	(0.3)%	12.3%	2.6%

Comparison of Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$45,461	$33,340	36.4%
ECP (front-end and packaging), Furnace and Other Technologies	$-	$4,490	-100.0%
Advanced Packaging (excluding ECP), Services & Spares	$8,403	$1,219	589.6%
Total Revenue by Product Category	$53,864	$39,049	37.9%

Wet cleaning and other front-end processing tools	$45,974	$37,830	21.5%
Advanced packaging, other processing tools, services and spares	$7,890	$1,219	547.3%
Total Revenue Front and Back-End	$53,864	$39,049	37.9%

Revenue increased by $14.8 million in the three months ended June 30, 2021 as compared to the same period in 2020.  The increase was due to a $7.6 million increase in revenue from wet cleaning and other front-end processing tools revenue, and a $7.2 million increase from advanced packaging and other processing tools, services and spares.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Cost of revenue	$32,184	$19,693	63.4%
Gross profit	21,680	19,356	12.0%
Gross margin	40.2%	49.6%	-9.4%

Cost of revenue increased $12.5 million and gross profit increased $2.3 million in the three months ended June 30, 2021 as compared to the corresponding period in 2020 due to the increased sales volume, partly offset by a 9.4% point decrease in gross margin, that reflected differences in product mix.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended June 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Sales and marketing expense	$5,789	$4,595	26.0%
Research and development expense	7,933	5,221	51.9%
General and administrative expense	3,627	2,204	64.6%
Total operating expenses	$17,349	$12,020	44.3%

Sales and marketing expense increased by $1.2 million in the three months ended June 30, 2021 as compared to the corresponding period in 2020. The increase was due in part to the addition of resources to support sales and marketing efforts in North America and Europe, and other factors.  Sales and marketing expense consists primarily of:

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

Research and development expense increased by $2.7 million in the three months ended June 30, 2021 as compared to the corresponding period in 2020, principally as a result of increases in new product development, testing fees and personnel costs. Research and development expense represented 14.7% and 13.4% of our revenue in the three months ended June 30, 2021 and 2020, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $10.2 million, or 18.8% of total revenue, in the three months ended June 30, 2021 and $5.3 million, or 13.7% of revenue, in the corresponding period in 2020. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased $1.4 million in the three months ended June 30, 2021 as compared to the corresponding period in 2020. General and administrative expense consists primarily of:

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

Unrealized gain from trading securities

We recorded an unrealized gain of $3.8 million for the three months ended June 30, 2021 based on a change in market value of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 16 to the condensed consolidated financial statements included in this report.

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Unrealized gain on trading securities	3,783	-

Other Income and Expenses

	Three Months Ended June 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Interest Income	$31	$320	-90.3%
Interest Expense	(194)	(228)	-14.9%
Interest Income (expense), net	$(163)	$92	-277.2%

Other income (expense), net	$(897)	$149	-702.0%

Interest income consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We incurred $163,000 of interest expense, net in the three months ended June 30, 2021 as compared to $92,000 of net interest income in the corresponding period in 2020.  This was a result of a lower balance of cash and equivalents and lower interest rates on these balances, offset by increased borrowings under short-term bank loans.

Other income, net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. Other income (expense), declined by $1 million in the three months ended June 30, 2021 as compared to Other income (expense) in the corresponding period in 2020, due primarily to a realized loss of $894,000 resulting from changes in the RMB-to-U.S. dollar exchange rate, compared to a realized loss of $85,000 in the prior year period.

Income Tax Benefit (Expense)

The following presents components of income tax expense for the indicated periods:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Total income tax expense	$(15)	$(1,859)

We recognized a tax expense of $15,000 for the three months ended June 30, 2021 as compared to a tax expense of $1.9 million for the prior year period. The decreased tax expense in 2021 primarily resulted from tax deductions related to the exercise of stock options during the period, as compared to smaller deductions for the same item in the prior year period.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for Chinese income tax purposes due to the treatment of stock-based compensation including the impact from stock option exercises and non-US research expenses. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 12.5%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.  In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and is entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022.

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

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended June 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Net income attributable to non-controlling interests	$767	$577	32.9%

As described above under “—STAR Market Listing and IPO,” in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. As a result, commencing with the three months ended September 30, 2019, we reflect, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the three months ended June 30, 2021, this amount totaled $767,000 as compared to $577,000 in the corresponding period in 2020.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$77,874	$56,124	38.8%
ECP (front-end and packaging), Furnace and Other Technologies	5,550	4,490	23.6%
Advanced Packaging (excluding ECP), Services & Spares	14,172	2,783	409.4%
Total Revenue By Product Category	$97,596	$63,397	53.9%

Wet cleaning and other front-end processing tools	$77,874	$60,614	28.5%
Advanced packaging, other processing tools, services and spares	19,722	2,783	608.8%
Total Revenue Front-end and Back-End	$97,596	$63,397	53.9%

Revenue increased by $34.2 million in the six months ended June 30, 2021 as compared to the same period in 2020.  The increase was due to a $17.3 million increase in revenue from wet cleaning and other front-end processing tools revenue, and a $16.9 million increase from advanced packaging and other processing tools, services and spares.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Cost of revenue	$57,871	$33,813	71.2%
Gross profit	39,725	29,584	34.3%
Gross margin	40.7%	46.7%	-6.0%

Cost of revenue increased $24.1 million and gross profit increased $10.1 million in the six months ended June 30, 2021 as compared to the corresponding period in 2020 due to the increased sales volume, partly offset by a 6.0% point decrease in gross margin, which reflected differences in product mix.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Six Months Ended June 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Sales and marketing expense	$11,097	$7,600	46.0%
Research and development expense	13,437	8,898	51.0%
General and administrative expense	7,410	4,532	63.5%
Total operating expenses	$31,944	$21,030	51.9%

Sales and marketing expense increased by $3.5 million in the six months ended June 30, 2021 as compared to the corresponding period in 2020. The increase was due in part to the addition of resources to support sales and marketing efforts in North America and Europe, and other factors.  Sales and marketing expense consists primarily of:

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

Research and development expense increased by $4.5 million in the six months ended June 30, 2021 as compared to the corresponding period in 2020, principally as a result of increases in new product development, testing fees and personnel costs. Research and development expense represented 13.8% and 14.0% of our revenue in the six months ended June 30, 2021 and 2020, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $17.6 million, or 18.1% of total revenue, in the six months ended June 30, 2021 and $9.2 million, or 14.5% of revenue, in the corresponding period in 2020. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased $2.9 million in the six months ended June 30, 2021 as compared to the corresponding period in 2020. General and administrative expense consists primarily of:

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

Unrealized gain from trading securities

We recorded an unrealized gain of $2.7 million for the six months ended June 30, 2021 based on a change in market value of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 16 to the condensed consolidated financial statements included in this report.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Unrealized gain on trading securities	2,736	-

Other Income and Expenses

	Six Months Ended June 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Interest Income	$80	$655	-87.8%
Interest Expense	(383)	(339)	13.0%
Interest Income (expense), net	$(303)	$316	-195.9%

Other income, net	$(428)	$826	-151.8%

Interest income consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We incurred $303,000 of interest expense, net in the six months ended June 30, 2021 as compared to $316,000 of net interest income in the corresponding period in 2020.  This was a result of a lower balance of cash and equivalents and lower interest rates on these balances, offset by increased borrowings under short-term bank loans.

Other income, net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. Other income (expense), declined by $1.2 million in the six months ended June 30, 2021 as compared to Other income (expense) in the corresponding period in 2020, due primarily to a realized loss of $483,000 resulting from changes in the RMB-to-U.S. dollar exchange rate, compared to a realized gain of $490,000 in the prior year period.

Income Tax Benefit (Expense)

The following presents components of income tax benefit (expense) for the indicated periods:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Total income tax benefit (expense)	$2,755	$(2,163)

We recognized a tax benefit of $2.8 million for the six months ended June 30, 2021 as compared to a tax expense of $2.2 million for prior year period. The benefit in 2021 primarily resulted from tax deductions related to the exercise of stock options during the period, as compared to smaller deductions for the same item in the prior year period.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for Chinese income tax purposes due to the treatment of stock-based compensation including the impact from stock option exercises and non-US research expenses. Our two PRC subsidiaries, ACM Shanghai and ACM Wuxi, are liable for PRC corporate income taxes at the rates of 12.5% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years. In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and is entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022.

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

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Six Months Ended June 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Net income attributable to non-controlling interests	$1,119	$835	34.0%

As described above under “—STAR Market Listing and IPO,” in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. As a result, commencing with the three months ended September 30, 2019, we reflect, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the six months ended June 30, 2021, this amount totaled $1.1 million as compared to $0.8 million in the corresponding period in 2020.

Liquidity and Capital Resources

During the first six months of 2021, we funded our technology development and operations principally through our beginning cash balance and short-term borrowings by ACM Shanghai from local financial institutions.

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

Sources of Funds

Cash Flow from Operating Activities. Our operations provided cash flow of $0.2 million in the first six months of 2021. Our cash flow from operating activities is influenced by (a) the level of net income, (b) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (c) increases in the number of customers using our products, and (d) the amount and timing of payments by customers.

Equity and Equity-related Securities. During the six months ended June 30, 2021, we received proceeds of $2.2 million from sales of Class A common stock pursuant to option exercises, and we received proceeds of $1.8 million pursuant to a warrant exercise for shares of Class A common stock.

Short-Term and Long-Term Loan Facilities. We have short-term and long-term borrowings with five banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at June 30, 2021
				(in thousands)
Bank of Shanghai Pudong Branch	June 2021	June 2022	2.70%	RMB100,000	RMB29,829
				$15,480	$4,618
China Everbright Bank	April 2020	September 2021	2.50%	RMB80,000	RMB18,439
				$12,384	$2,854
China Merchants Bank	August 2020	August 2021 - May 2022	3.85%-3.95%	RMB80,000	RMB75,000
				$12,384	$11,610
Bank of China	June 2021	June 2022	3.86%	RMB40,000	RMB19,900
				$6,192	$3,080
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	4.65%	RMB128,500	RMB122,529
				$19,892	$18,968
Bank of China	June 2021	Repayable by installments and the last installments repayable in June 2024	2.60%	RMB10,000	RMB10,000
				$1,548	$1,548
Industrial Bank of Korea	July 2020	July 2021	3.99%	KRW500,000	NIL
				$443	$-
				$68,323	$42,678

(1)
Converted from RMB to dollars as of June 30, 2021. All of the amounts owing under the line of credit with China Everbright Bank are guaranteed by Dr. David Wang, our Chief Executive Officer, President and Chair of the Board. All of the amounts owing under the line of credit with Bank of Shanghai Pudong Branch are guaranteed by CleanChip Technologies LTD, a wholly owned subsidiary of ACM Shanghai. All of the amounts owing under the line of credit with Industrial Bank of Korea are guaranteed by YY Kim, Chief Executive Officer of ACM Research (Korea).

Government Research and Development Grants. As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received cash payments of $0.6 million related to such grants in the first six months of 2021, as compared to received cash payments of $2.8 million in the same period of 2020. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital. The following table sets forth selected working capital information:

June 30, 2021
(in thousands)
Cash and cash equivalents	$70,209
Accounts receivable, less allowance for doubtful amounts	71,357
Inventory	136,852
Working capital	$278,418

Our cash and cash equivalents at June 30, 2021 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Capital Expenditures. We incurred $2.8 million in capital expenditures during the six months ended June 30, 2021, versus $1.6 million in capital expenditures in the same period of 2020. Capital expenditures in the six months ended June 30, 2021 were incurred principally for the addition of production capacity and general maintenance and improvements to our global facilities.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes in the first six months of 2021 to our market risks or to our management of such risks.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting and Remediation Efforts

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Class Action Lawsuit
On December 21, 2020, a putative class action lawsuit against our company and three of our executive officers was filed in the U.S. District Court for the Northern District of California under the caption Kain v. ACM Research, Inc., et al., No. 3:20-cv-09241, which we refer to as the Securities Class Action. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks monetary damages in an unspecified amount as well as costs and expenses incurred in the litigation.  On April 15, 2021, the court appointed Mr. Kain as lead plaintiff, finding that no better suited candidates emerged during the statutory sixty-day period following public notice of the lawsuit. On May 27, 2021, defendants filed a motion to dismiss Mr. Kain’s complaint. Defendants’ motion to dismiss is fully briefed and currently scheduled to be heard by the court on September 9, 2021.  Our management believes the claims are without merit and intend to vigorously defend this litigation.  We are currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

Except as set forth below, there were no material changes to the risk factors discussed in “Item 1A, Risk Factors” of Part I in our Annual Report. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

Our ability to sell our tools to Chinese customers may be restricted by regulatory actions.

The Bureau of Industry and Security of the U.S. Department of Commerce, or BIS, recently has imposed, and is likely to continue to impose additional restrictions, including licensing requirements, under the Export Administration Regulations, or EAR, with respect to certain PRC companies that impact the supply to such companies of U.S. products and certain non‑U.S. products incorporating U.S. content or manufactured using certain U.S. technology or software and the sourcing of U.S. items by non-U.S. companies for use in manufacturing products for such companies. For example, over the last year BIS has added a number of PRC entities to the Entity List under the EAR, which means that any items subject to the EAR, including certain non-U.S. produced products with U.S. content, require a BIS license for supply to the listed entities.

Among other companies, Semiconductor Manufacturing International Corporation or SMIC, one of the largest chip manufacturers in the PRC and a customer of our semiconductor capital equipment tools, was added to the Entity List in December 2020.  In July 2021 several members of Congress sent a letter to Commerce Secretary Raimondo urging her to add one of our customers, Yangtze Memory Technologies Co., Ltd., or YMTC to the Entity List under the EAR.  YMTC is a leading PRC memory chip company and accounted, with its subsidiaries, for 26.8%, 27.5% and 39.6% of our revenue in 2020, 2019 and 2018, respectively. Challenges faced by SMIC and, if added to the Entity List, YMTC, as well as their key suppliers, as a result of listing could indirectly, but materially, impact SMIC’s and YMTC’s demand for our products.

We cannot be certain what additional actions the U.S. government may take with respect to PRC entities, including changes to the Entity List restrictions, other export regulations, tariffs or other trade restrictions, or whether the PRC government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or PRC government, our PRC-based customers may take actions to reduce dependence on the supply of products subject to potential U.S. trade regulations, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions that may impact our PRC-based customers, any of which could have a long-term adverse effect on our business, operating results and financial condition.

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

We may be unable to sustain or increase our revenue from our larger customers or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect a small number of customers will continue to account for a high percentage of our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. Thus, our business success depends on our ability to maintain strong relationships with our customers. The loss of any of our key customers for any reason, or a change in business practices of any of our key customers, including a significant delay or reduction in their purchases, may cause a significant decrease in our revenue, which we may not be able to recapture due to the limited number of potential customers.

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

•
In April 2020 the SEC and the PCAOB issued a joint statement highlighting the significant disclosure, financial reporting and other risks associated with emerging market investments, including the PCAOB’s continued inability to inspect audit work papers of auditors in the PRC.

•
The Holding Foreign Companies Accountable Act, which became law in December 2020, includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The Holding Foreign Companies Accountable Act also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter market in the United States.

If we are unable to implement our strategy to expand our PRC operations by completing an initial public offering and listing on the STAR Market, our ability to strengthen our market position and operations in the PRC, including our ability to increase our revenues and augment our product line, could be materially impaired.

In June 2019 we announced plans to complete over the following three years the STAR Listing, which consists of a listing of shares of ACM Shanghai on the Shanghai Stock Exchange’s STAR Market, and the STAR IPO, which would be a concurrent initial public offering of ACM Shanghai shares in the PRC. ACM Shanghai is our principal operating company and, prior to the STAR Listing process, was a wholly owned subsidiary of ACM Research. Following the STAR Listing and the STAR IPO, ACM Shanghai will be a majority owned subsidiary of ACM Research. We may not be able to complete the STAR Listing and the STAR IPO for a number of reasons, many of which are outside our control. ACM Shanghai must succeed in obtaining PRC governmental approvals required to permit the STAR Listing and the STAR IPO, and one or more of those approvals may be denied, or significantly delayed, by the PRC regulators for reasons outside our control or unknown to us.

The PRC government has recently implemented new requirements for PRC-based companies looking to list their shares on public exchanges in the United States, which has negatively impacted the valuations of several PRC-based companies currently listed in the United States. It is unknown to us at this time whether these new requirements will impact our valuation or impair our ability to complete the STAR IPO. Similarly, the STAR Listing application may be denied or delayed by the Shanghai Stock Exchange in its discretion. See also “—Risks Related to the COVID-19 Outbreak—The COVID‑19 outbreak could negatively impact our currently planned projects and investments in the PRC, including the STAR IPO.”

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the six months ended June 30, 2021, we issued, pursuant to the exercise of stock options at a per share exercise price of $0.75 per share, an aggregate of 109,152 shares of Class A common stock that were not registered under the Securities Act of 1933.  We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares.

In the six months ended June 30, 2021, we issued, pursuant to the exercise of a warrant at a per share exercise price of $7.50, an aggregate of 242,681 shares of ACM Class A common stock that were not registered under the Securities Act of 1933.  We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipient of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares.

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

ACM RESEARCH, INC.
Date: August 6, 2021	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)