Form 10-Q
period 2021-09-30
ACM Research, Inc.
filed 2021-11-08
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 001-38273

ACM Research, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3290283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

42307 Osgood Road, Suite I Fremont, California	94539
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 445-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A Common Stock, $0.0001 par value	ACMR	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	17,811,907 shares outstanding as of November 3, 2021
Class B Common Stock, $0.0001 par value	1,695,938 shares outstanding as of November 3, 2021

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

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$65,036	$71,766
Trading securities (note 16)	30,219	28,239
Accounts receivable, less allowance for doubtful accounts of $0 as of September 30, 2021 and December 31, 2020 (note 4)	84,787	56,441
Other receivables	13,165	9,679
Inventories (note 5)	176,609	88,639
Prepaid expenses	7,531	5,892
Total current assets	377,347	260,656
Property, plant and equipment, net (note 6)	10,005	8,192
Land use right, net (note 7)	9,556	9,646
Operating lease right-of-use assets, net (note 11)	4,599	4,297
Intangible assets, net	556	554
Deferred tax assets (note 21)	15,795	11,076
Long-term investments (note 14)	7,408	6,340
Other long-term assets (note 8)	44,243	40,496
Total assets	469,509	341,257
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 9)	15,201	26,147
Current portion of long-term borrowings (note 12)	2,351	1,591
Accounts payable	92,825	35,603
Advances from customers	52,681	17,888
Deferred revenue	2,403	1,343
Income taxes payable (note 21)	1,233	31
FIN-48 payable (note 21)	83	83
Other payables and accrued expenses (note 10)	25,950	18,805
Current portion of operating lease liability (note 11)	2,480	1,417
Total current liabilities	195,207	102,908
Long-term borrowings (note 12)	23,080	17,979
Long-term operating lease liability (note 11)	2,119	2,880
Deferred tax liability (note 21)	1,293	1,286
Other long-term liabilities (note 13)	5,303	8,034
Total liabilities	227,002	133,087
Commitments and contingencies (note 21)
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 150,000,000 shares authorized as of September 30, 2021 and 50,000,000 shares authorized as of December 31, 2020; 17,798,740 shares issued and outstanding as of September 30, 2021 and 16,896,693 shares issued and outstanding as of December 31, 2020 (note 18)	2	2
Common stock–Class B, par value $0.0001: 5,307,816 shares authorized as of September 30, 2021 and 2,409,738 shares authorized as of December 31, 2020; 1,707,605 shares issued and outstanding as of September 30, 2021 and 1,802,606 shares issued and outstanding as of December 31, 2020 (note 18)	-	-
Additional paid in capital	110,776	102,004
Accumulated surplus	56,479	34,287
Accumulated other comprehensive income	5,759	4,857
Total ACM Research, Inc. stockholders’ equity	173,016	141,150
Non-controlling interests	69,491	67,020
Total stockholders’ equity	242,507	208,170
Total liabilities and stockholders’ equity	$469,509	$341,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue (note 3)	$67,013	$47,665	$164,609	$111,062
Cost of revenue	37,328	27,324	95,199	61,137
Gross profit	29,685	20,341	69,410	49,925
Operating expenses:
Sales and marketing	6,363	3,924	17,460	11,524
Research and development	7,856	4,343	21,293	13,241
General and administrative	3,671	4,568	11,081	9,100
Total operating expenses, net	17,890	12,835	49,834	33,865
Income from operations	11,795	7,506	19,576	16,060
Interest income	33	179	113	834
Interest expense	(191)	(272)	(574)	(611)
Change in fair value of financial liability	-	(6,533)	-	(11,964)
Unrealized gain (loss) on trading securities	(919)	8,970	1,817	8,970
Other income (expenses), net	(255)	(1,759)	(683)	(933)
Equity income in net income of affiliates	421	182	1,036	539
Income before income taxes	10,884	8,273	21,285	12,895
Income tax benefit (expense) (note 21)	266	1,747	3,021	(416)
Net income	11,150	10,020	24,306	12,479
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	995	1,393	2,114	2,228
Net income attributable to ACM Research, Inc.	$10,155	$8,627	$22,192	$10,251
Comprehensive income:
Net income	11,150	10,020	24,306	12,479
Foreign currency translation adjustment	(409)	5,757	1,259	4,099
Comprehensive Income	10,741	15,777	25,565	16,578
Less: Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	757	2,698	2,471	3,614
Comprehensive income attributable to ACM Research, Inc.	$9,984	$13,079	$23,094	$12,964

Net income attributable to ACM Research, Inc. per common share (note 2):
Basic	$0.52	$0.47	$1.16	$0.57
Diluted	$0.46	$0.40	$1.02	$0.48

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	19,422,546	18,201,943	19,113,353	18,124,665
Diluted	22,042,516	21,555,296	21,730,340	21,257,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2021 and 2020
 (In thousands, except per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Income	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2020	16,896,693	$2	1,802,606	$-	$102,004	$34,287	$4,857	$67,020	$208,170
Net income	-	-	-	-	-	22,192	-	2,114	24,306
Foreign currency translation adjustment	-	-	-	-	-	-	902	357	1,259
Exercise of stock options	564,365	-	-	-	3,129	-	-	-	3,129
Stock-based compensation	-	-	-	-	3,823	-	-	-	3,823
Exercise of warrants	242,681	-	-	-	1,820	-	-	-	1,820
Conversion of Class B common stock to Class A common stock	95,001	-	(95,001)	-	-	-	-	-	-
Balance at September 30, 2021	17,798,740	$2	1,707,605	$-	$110,776	$56,479	$5,759	$69,491	$242,507

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2019	16,182,151	$2	1,862,608	$-	$83,487	$15,507	$(1,675)	$-	$97,321
Net income	-	-	-	-	-	10,251	-	1,585	11,836
Foreign currency translation adjustment	-	-	-	-	-	-	2,712	2,233	4,945
Exercise of stock options	592,946	-	-	-	2,191	-	-	-	2,191
Stock-based compensation	-	-	-	-	4,323	-	-	-	4,323
Conversion of class B common shares to Class A common shares	60,002	-	(60,002)	-	-	-	-	-	-
Share cancellation	(242,681)	-	-	-	(9,715)	-	-	-	(9,715)
Issuance of warrants (note 15)	-	-	-	-	19,859	-	-	-	19,859
Exercise of stock warrants	64,717	-	-	-	-	-	-	-	-
Reclassification of redeemable non-controlling interest	-	-	-	-	-	-	-	59,958	59,958
Balance at September 30, 2020	16,657,135	$2	1,802,606	$-	$100,145	$25,758	$1,037	$63,776	$190,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2021 and 2020
(In thousands, except per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Income	Non-controlling interests	Total Stockholders’ Equity
Balance at June 30, 2021	17,668,409	$2	1,707,605	$-	$108,566	$46,324	$5,931	$68,733	$229,556
Net income	-	-	-	-	-	10,155	-	995	11,150
Foreign currency translation adjustment	-	-	-	-	-	-	(172)	(237)	(409)
Exercise of stock options	130,331	-	-	-	932	-	-	-	932
Stock-based compensation	-	-	-	-	1,278	-	-	-	1,278
Balance at September 30, 2021	17,798,740	$2	1,707,605	$-	$110,776	$56,479	$5,759	$69,491	$242,507

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total Stockholders’ Equity
Balance at June 30, 2020	16,250,092	$2	1,802,606	$-	$76,189	$17,131	$(3,415)	$61,078	$150,985
Net income	-	-	-	-	-	8,627	-	1,393	10,020
Foreign currency translation adjustment	-	-	-	-	-	-	4,452	1,305	5,757
Exercise of stock options	407,043	-	-	-	1,318	-	-	-	1,318
Stock-based compensation	-	-	-	-	2,779	-	-	-	2,779
Issuance of warrants (note 15)	-	-	-	-	19,859	-	-	-	19,859
Balance at September 30, 2020	16,657,135	$2	1,802,606	$-	$100,145	$25,758	$1,037	$63,776	$190,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$24,306	$12,479
Adjustments to reconcile net income from operations to net cash used in operating activities
Depreciation and amortization	1,597	774
Loss on disposals of property, plant and equipment	-	1
Equity income in net income of affiliates	(1,036)	(539)
Unrealized gain on trading securities	(1,817)	(8,970)
Deferred income taxes	(4,666)	(4,632)
Stock-based compensation	3,823	4,323
Change in fair value of financial liability	-	11,964
Net changes in operating assets and liabilities:
Accounts receivable	(28,135)	(27,575)
Other receivables	(3,227)	(3,512)
Inventory	(87,613)	(18,362)
Prepaid expenses	(1,616)	(3,371)
Other long-term assets	(3,747)	(839)
Accounts payable	57,283	22,023
Advances from customers	34,879	(1,142)
Income tax payable	1,204	389
Other payables and accrued expenses	5,938	5,962
Deferred revenue	2,403	819
Other long-term liabilities	(3,398)	2,172
Net cash used in operating activities	(3,822)	(8,036)

Cash flows from investing activities:
Purchase of property and equipment	(5,059)	(3,583)
Purchase of intangible assets	(418)	(81)
Purchase of land-use-right	-	(9,331)
Prepayment for property	-	(6,978)
Purchase of trading securities	-	(14,680)
Net cash used in investing activities	(5,477)	(34,653)

Cash flows from financing activities:
Proceeds from short-term borrowings	17,988	31,068
Repayments of short-term borrowings	(28,988)	(16,881)
Proceeds from long-term borrowings	6,939	-
Repayments of long-term borrowings	(1,193)	-
Repayments of notes payable	-	(1,820)
Proceeds from stock option exercise to common stock	3,129	2,191
Proceeds from warrant exercise to common stock	1,820	-
Net cash provided by (used in) financing activities	(305)	14,558

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$2,874	$2,475
Net (decrease) in cash, cash equivalents and restricted cash	$(6,730)	$(25,656)

Cash, cash equivalents and restricted cash at beginning of period	71,766	117,859
Cash, cash equivalents and restricted cash at end of period	$65,036	$92,203

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$574	$611
Cash paid for income taxes	$606	$4,606

Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Cash and cash equivalents	65,036	92,203
Restricted cash	-	-
Cash, cash equivalents and restricted cash	$65,036	$92,203
Non-cash used in financing activities:
Warrant conversion to common stock	$-	$399
Share cancellation	$-	$9,715
Cashless exercise of stock options	$118	$-
Issuance of warrant for settlement of financial liability and cancellation of note receivable	$-	$19,859

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

In August 2021 ACM formed a wholly owned subsidiary Singapore, ACM research (Singapore) PTE, Ltd. to perform sales, marketing, and other business development activities.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company has direct or indirect interests in the following subsidiaries:

		Effective interest held as at
Name of subsidiaries	Place and date of incorporation	September 30, 2021	December 31, 2020
ACM Research (Shanghai), Inc.	PRC, May 2005	91.7%	91.7%
ACM Research (Wuxi), Inc.	PRC, July 2011	91.7%	91.7%
CleanChip Technologies Limited	Hong Kong, September 2017	91.7%	91.7%
ACM Research Korea CO., LTD.	Korea, December 2017	91.7%	91.7%
Shengwei Research (Shanghai), Inc.	PRC, March 2019	91.7%	91.7%
ACM Research (CA), Inc.	USA, April 2019	91.7%	91.7%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%
ACM Research (Singapore) PTE, Ltd.	Singapore, August 2021	100.0%	0.0%

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

The accompanying condensed consolidated balance sheet as of September 30, 2021, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020, condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any future period.

COVID-19 Assessment

The outbreak of COVID-19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. In December 2019 a series of emergency quarantine measures taken by the PRC government disrupted domestic business activities during the weeks after the initial outbreak of COVID-19. Since that time, an increasing number of countries, including the United States, have imposed restrictions on travel to and from the PRC and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID-19 and its variants. The situation continues to develop, and it is impossible to predict the effect and ultimate impact of the COVID-19 outbreak on the Company’s business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions and related financial impact cannot be estimated at this time. The COVID-19 outbreak has been declared a worldwide health pandemic that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition. Through September 30, 2021 the Company had not experienced a significant negative impact of COVID-19 on its operations, capital and financial resources, including overall liquidity position. The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business.

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

The Company’s corporate headquarters are located in Alameda County in the San Francisco Bay Area of California. The effects of any future actions by the State of California, the San Francisco Department of Public Health, health officers of the San Francisco Bay Area counties or other local health officials that intended to mitigate the COVID-19 pandemic may negatively impact productivity, disrupt the business of the Company and delay timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course.

The prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to enhance, develop and support existing products and services, detect and prevent spam and problematic content, hold product sales and marketing events, and generate new sales leads, among others. In addition, the changed environment under which the Company is operating could have an effect on its internal controls over financial reporting as well as the Company’s ability to meet a number of its compliance requirements in a timely or quality manner. Additional and/or extended, governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. As the Company continues to return its workforce in more office locations in 2021, it may experience increased costs as it prepares its facilities for a safe return to work environment and experiment with hybrid work models, in addition to potential effects on its ability to compete effectively and maintain its corporate culture. Employees of the Company may be exposed to COVID-19 or other variants of the virus, and as a result the Company may experience reduction in productivity or exposure to potential claims from employees or regulatory authorities regarding the adequacy of the Company’s protections with respect to the spread of COVID-19 at its physical locations, which may affect the Company’s business, results of operations and reputation.

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

Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates and assumptions.

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$11,150	$10,020	$24,306	$12,479
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	995	1,393	2,114	2,228
Net income available to common stockholders, basic and diluted	$10,155	$8,627	$22,192	$10,251

Weighted average shares outstanding, basic	19,422,546	18,201,943	19,113,353	18,124,665
Effect of dilutive securities	2,619,970	3,353,353	2,616,987	3,132,996
Weighted average shares outstanding, diluted	22,042,516	21,555,296	21,730,340	21,257,661

Net income per common share:
Basic	$0.52	$0.47	$1.16	$0.57
Diluted	$0.46	$0.40	$1.02	$0.48

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the three and nine months ended September 30, 2021 and 2020, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities, including stock options and issued warrants, that could share in ACM’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. ACM’s potential dilutive securities consist of warrants and stock options for the nine months ended September 30, 2021, and stock options for the three and nine months ended September 30, 2021.  ACM’s potential dilutive securities consist of warrants and stock options for the three and nine months ended September 30, 2020.

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company is potentially subject to concentrations of credit risks in its accounts receivable. For the nine months ended September 30, 2021 and 2020, the Company’s three largest customers accounted for 65.6% and 79.8%, respectively, of revenue. For the three months ended September 30, 2021 and 2020, the Company’s three largest customers accounted for 77.1% and 72.1%, respectively, of revenue. As of September 30, 2021 and December 31, 2020, the Company’s three largest customers accounted for 73.8% and 75.8%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

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
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the related businesses. The following tables present disaggregated revenue information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$49,448	$38,344	$127,322	$94,468
ECP (front-end and packaging), furnace and other technologies	8,200	4,850	13,750	9,340
Advanced packaging (excluding ECP), services & spares	9,365	4,471	23,537	7,254
Total Revenue By Product Category	$67,013	$47,665	$164,609	$111,062

Wet cleaning and other front-end processing tools	$49,448	$38,344	$127,322	$98,958
Advanced packaging, other processing tools, services and spares	17,565	9,321	37,287	12,104
Total Revenue Front-end and Back-End	$67,013	$47,665	$164,609	$111,062

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mainland China	$66,887	$46,881	$164,319	$110,174
Other Regions	126	784	290	888
	$67,013	$47,665	$164,609	$111,062

NOTE 4 – ACCOUNTS RECEIVABLE

At September 30, 2021 and December 31, 2020 accounts receivable consisted of the following:

	September 30, 2021	December 31, 2020
Accounts receivable	$84,787	$56,441
Less: Allowance for doubtful accounts	-	-
Total	$84,787	$56,441

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at September 30, 2021 and December 31, 2020.

NOTE 5 – INVENTORIES

At September 30, 2021 and December 31, 2020 inventory consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$65,029	$32,391
Work in process	29,682	23,871
Finished goods	81,898	32,377
Total inventory	$176,609	$88,639

At September 30, 2021 and December 31, 2020, the Company held an inventory reserve of $1,112 and $1,140, respectively. At September 30, 2021 and December 31, 2020, finished goods inventory included system shipments of first-tools to existing or prospective customers, for which ownership does not transfer until customer acceptance or customer purchase, totaling $81,898 and $32,275, respectively. Those tools are carried at cost until ownership is transferred.  At September 30, 2021 and December 31, 2020, finished goods inventory included tools for which customers are contractually obligated to take ownership upon acceptance totaling $58,928 and $20,834, respectively.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

At September 30, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Manufacturing equipment	$6,992	$5,966
Office equipment	1,642	1,047
Transportation equipment	214	216
Leasehold improvement	2,932	2,398
Total cost	11,780	9,627
Less: Total accumulated depreciation	(5,120)	(3,745)
Construction in progress	3,345	2,310
Total property, plant and equipment, net	$10,005	$8,192

Depreciation expense was $501 and $195 for the three months ended September 30, 2021 and 2020, respectively, and $1,407 and $569 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 7 – LAND USE RIGHT, NET

 A summary of land use right is as follows:

	September 30, 2021	December 31, 2020
Land use right purchase amount	$9,801	$9,744
Less: Accumulated amortization	(245)	(98)
Land use right, net	$9,556	$9,646

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

Amortization expense was $49 for the three months ended September 30, 2021, and $147 for the nine months ended September 30, 2021.

The remaining amortization of land use right for each of the five succeeding years is as follows:

Year ending December 31,
2021	$49
2022	196
2023	196
2024	196
2025	196

NOTE 8 – OTHER LONG-TERM ASSETS

At September 30, 2021 and December 31, 2020, other long-term assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepayment for property - Lingang	$40,433	$39,450
Prepayment for property, plant and equipment and other non-current assets	1,692	-
Prepayment for property - lease deposit	422	-
Security deposit for land use right	760	756
Others	936	290
Total other long-term assets	$44,243	$40,496

The prepayment for property - Lingang is for the housing in Lingang, Shanghai, which consists of (1) the contractual amount to acquire the property and (2) capitalized interest charges on the long-term loan related to acquisition of the property, which amounted to $757 as of September 30, 2021. The property is pledged for a long-term loan from China Merchants Bank (note 12).

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

NOTE 9 – SHORT-TERM BORROWINGS

At September 30, 2021 and December 31, 2020, short-term borrowings consisted of the following:

	September 30, 2021	December 31, 2020
Line of credit up to RMB 80,000 from China Everbright Bank,
1)due on April 1, 2021 with an annual interest rate of 4.70%. *1 and fully repaid on March 23, 2021.	$-	$4,599
2)due on June 27, 2021 with an annual interest rate of 4.25%. *1 and fully repaid on June 28, 2021.	-	1,380
3)due on April 29, 2021 with an annual interest rate of 2.80%. *1 and fully repaid on March 23, 2021.	-	820
4)due on June 27, 2021 with an annual interest rate of 2.70%. *1 and fully repaid on June 25, 2021.	-	2,080
Line of credit up to RMB 20,000 from Bank of Communications,
1)due on April 12, 2021 with an annual interest rate of 4.65% and fully repaid on April 12, 2021.	-	1,533
2)due on May 24, 2021 with an annual interest rate of 3.65% and fully repaid on May 24, 2021.	-	1,533
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch,
1)due on May 27, 2021 with an annual interest rate of 4.68%. *2 and fully repaid on May 27, 2021.	-	2,575
2)due on June 27, 2021 with an annual interest rate of 4.68%. *2 and fully repaid on March 29, 2021.	-	1,380
3)due on May 28, 2021 with an annual interest rate of 3.48%. *2 and fully repaid on May 28, 2021.	-	2,442
4)due on June 7, 2021 with an annual interest rate of 3.50%. *2 and fully repaid on June 7, 2021.	-	1,521
5)due on June 16, 2021 with an annual interest rate of 3.50%. *2 and fully repaid on June 16, 2021.	-	1,838
Line of credit up to RMB 80,000 from China Merchants Bank,
1)due on August 10, 2021 with annual interest rate of 3.85% and fully repaid on August 10, 2021.	-	1,380
2)due on August 25, 2021 with annual interest rate of 3.85% and fully repaid on August 25, 2021.	-	3,066
3)due on February 1, 2022 with annual interest rate of 3.85%.	1,388	-
4)due on May 26, 2022 with annual interest rate of 3.9%.	1,388	-
5)due on February 2, 2022 with annual interest rate of 3.95%.	1,465	-
6)due on February 2, 2022 with annual interest rate of 3.95%.	1,465	-
7)due on February 2, 2022 with annual interest rate of 3.95%.	1,387	-
Line of credit up to RMB 100,000 from Bank of Shanghai Pudong Branch,
1)due on June 7, 2022 with an annual interest rate of 2.7%. *3	4,618	-
Line of credit up to RMB 40,000 from Bank of China,
1)due on June 15, 2022 with an annual interest rate of 3.86%.	3,068	-
Line of credit up to KRW 500,000 from Industrial Bank of Korea (IBK)
1)due on July 11, 2022 with an annual interest rate of 5.40%. *4	422	-
Total	$15,201	$26,147

*1 Guaranteed by ACM’s Chief Executive Officer
*2 Guaranteed by ACM’s Chief Executive Officer and CleanChip
*3 Guaranteed by CleanChip
*4 Guaranteed by ACM Korea’s Chief Executive Officer

For the three months ended September 30, 2021 and 2020, interest expense related to short-term borrowings amounted to $176 and $272, respectively, and $556 and $611 for the nine months ended September 30, 2021 and 2020.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 10 – OTHER PAYABLE AND ACCRUED EXPENSES

At September 30, 2021 and December 31, 2020, other payable and accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Accrued commissions	10,527	7,127
Accrued warranty	5,117	3,975
Accrued payroll	3,492	3,068
Accrued professional fees	40	384
Accrued machine testing fees	1,825	1,595
Others	4,949	2,656
Total	$25,950	$18,805

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$632	$384	$1,807	$1,139
Short-term lease cost	105	73	258	170
Lease cost	$737	$457	$2,065	$1,309

Supplemental cash flow information related to operating leases was as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$737	$457	$2,065	$1,309

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Maturities of lease liabilities for all operating leases were as follows as of September 30, 2021:

December 31,
2021	631
2022	2,292
2023	1,020
2024	914
2025	19
Total lease payments	4,876
Less: Interest	(277)
Present value of lease liabilities	$4,599

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.50	2.11
Weighted average discount rate	4.58%	5.14%

NOTE 12 – LONG-TERM BORROWINGS

At September 30, 2021 and December 31, 2020, long-term borrowings consisted of the following:

	September 30, 2021	December 31, 2020
Loan from China Merchants Bank	$18,492	$19,570
Loans from Bank of China	$6,939	-
Less: Current portion	(2,351)	(1,591)
	$23,080	$17,979

The loan from China Merchants Bank is for the purpose of purchasing property in Lingang, Shanghai. The loan is repayable in 120 installments with the last installment due in November 2030, with an annual interest rate of 4.65%. The loan is pledged by the property of ACM Shengwei and guaranteed by ACM Shanghai. As of September 30, 2021, the right certificate of the pledged property has not been obtained and the procedures of the formal pledge registration in the bank had not been completed.

The loans from Bank of China are for the purpose of funding ACM Shanghai research activities. The loans bear interest at an annual rate of 2.6% and is repayable in 6 installments, with the last installments due in June 2024 and September 2024.

Scheduled principal payments for the outstanding long-term loan as of September 30, 2021 are as follows:

Year ending December 31
2021	$484
2022	2,370
2023	2,450
2024	7,313
2025 and onwards	12,814
$25,431

For the three months ended September 30, 2021, interest related to long-term borrowings of $232 was incurred, of which $15 was charged to interest expenses and $217 was capitalized as other long-term assets. For the nine months ended September 30, 2021, interest related to long-term borrowings of $776 was incurred, of which $18 was charged to interest expenses and $758 was capitalized as other long-term assets.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. As of September 30, 2021 and December 31, 2020, other long-term liabilities consisted of the following unearned government subsidies:

	September 30, 2021	December 31, 2020
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$949	$1,266
Subsidies to Electro Copper Plating project, commenced in 2014	901	2,156
Subsidies to Polytetrafluoroethylene, commenced in 2018	-	130
Subsidies to Tahoe-Single Bench Clean, commenced in 2020	185	1,544
Subsidies to Backside Clean-YMTC National Project, commenced in 2020	2,779	2,591
Other	489	347
Total	$5,303	$8,034

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

	September 30, 2021	December 31, 2020
Ninebell	$2,713	$1,666
Shengyi	186	134
Hefei Shixi	4,509	4,540
Total	$7,408	$6,340

The Company’s share of equity investees’ net income was $421 and $182, for the three months ended September 30, 2021 and 2020, respectively, and $1,036 and $539 for the nine months ended September 30, 2021 and 2020, respectively, which amounts were included in equity income in net income of affiliates in the accompanying condensed consolidated statements of operations and comprehensive income.

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

As SMIC was listed on the STAR Market in July 2020, ACM Shanghai’s investment is accounted for as trading securities and is stated at fair market value. At December 31, 2020, the fair market value is classified as Level 2 of the hierarchy established under ASC 820 with valuations based on quoted prices for identical securities in active markets, less a discount applied to reflect the remaining lock-up period. Following the expiration of the lock-up period in July 2021, the trading securities are stated at fair market value, which is classified as Level 1 of the hierarchy established under ASC 820 with valuations based on quoted prices for identical securities in active markets at September 30, 2021.

The components of trading securities were as follows:

	September 30, 2021	December 31, 2020
Trading securities listed in Shanghai Stock Exchange
Cost	$15,108	$15,020
Market value	$30,219	$28,239

Unrealized gain (loss) on trading securities, net of ($919) and $8,970 for the three months ended September 30, 2021 and 2020, respectively, and $1,817 and $8,970 for the nine months ended September 30, 2021 and 2020. respectively.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 17 – RELATED PARTY BALANCES AND TRANSACTIONS

Prepaid expenses	September 30, 2021	December 31, 2020
Ninebell	$2,192	$1,607

Accounts payable	September 30, 2021	December 31, 2020
Ninebell	$6,340	$2,898
Shengyi	1,920	1,195
Total	$8,260	$4,093

	Three Months Ended September 30,		Nine Months Ended September 30,
Purchase of materials	2021	2020	2021	2020
Ninebell	$7,455	$4,029	$21,833	$9,552
Shengyi	1,108	599	1,753	1,113
Total	$8,563	$4,628	$23,586	$10,665

	Three Months Ended September 30,		Nine Months Ended September 30,
Service fee charged by	2021	2020	2021	2020
Shengyi	$144	$14	$403	$204
Ninebell	-	22	-	22
Total	$144	$36	$403	$226

NOTE 18 – COMMON STOCK

At December 31, 2020, ACM was authorized to issue 50,000,000 shares of Class A common stock and 2,409,738 shares of Class B common stock, each with a par value of $0.0001. On July 13, 2021, the Company filed a certificate of amendment to its restated certificate of incorporation with the Secretary of State of the State of Delaware. The amendment i) increased the authorized number of shares of Class A common stock from 50,000,000 to 150,000,000 with 60,000,000 of the 100,000,000 additional authorized shares of Class A common stock reserved for issuance only as dividends on outstanding shares of Class A common stock; ii) increased the authorized number of shares of Class B common stock from 2,409,738 to 5,307,816, with all of the authorized but unissued shares of Class B common stock being available for issuance only as dividends on outstanding shares of Class B common stock; and iii) removed a now obsolete provision related to the automatic conversion of Class B common stock into Class A common stock.

The amendment to ACM’s certificate of incorporation that increased the number of authorized Class A common stock and Class B common stock was approved by ACM’s stockholders on June 2, 2021. As a result, at September 30, 2021, ACM is authorized to issue 150,000,000 shares of Class A common stock and 5,307,816 shares of Class B common stock, each with a par value of $0.0001.

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

During the three months ended September 30, 2021, ACM issued 130,331 shares of Class A common stock upon option exercises by employees and non-employees.

During the nine months ended September 30, 2021, ACM issued 564,365 shares of Class A common stock upon option exercises by employees and non-employees, and an additional 95,001 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

During the nine months ended September 30, 2021, ACM issued 242,681 shares of Class A common stock upon the warrant exercise by SMC (Note 15).

During the three months ended September 30, 2020, ACM issued 407,043 shares of Class A common stock upon option exercises by employees and non-employees.

During the nine months ended September 30, 2020, ACM issued 592,946 shares of Class A common stock upon option exercises by employees and non-employees, and an additional 60,002 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the nine months ended September 30, 2020, ACM issued 64,717 shares of Class A common stock upon a cashless warrant exercise by a non-employee.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
During the nine months ended September 30, 2020, SMC transferred its ownership of 242,681 shares of Class A common stock to ACM in exchange for the SMC Consideration. The 242,681 shares were cancelled during the nine months ended September 30, 2020. (Note 15)

At September 30, 2021 and December 31, 2020, the number of shares of Class A common stock issued and outstanding was 17,798,740, and 16,896,693, respectively.

At September 30, 2021 and December 31, 2020, the number of shares of Class B common stock issued and outstanding was 1,707,605 and 1,802,606, respectively.

NOTE 19 – REDEEMABLE NON-CONTROLLING INTERESTS

During the second quarter of 2020, the redemption feature of the private placement funding terminated and the aggregate proceeds of the funding therefore were reclassified from redeemable non-controlling interests to non-controlling interests. At September 30, 2020, the balance of redeemable non-controlling interest was nil.

The components of the change in the redeemable non-controlling interests for the nine months ended September 30, 2020 are presented in the following table:

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

ACM’s stock-based compensation consists of employee and non-employee awards issued under its 1998 Stock Option Plan, its 2016 Omnibus Incentive Plan, and as standalone options. ACM granted stock options to employees under the 2016 Omnibus Incentive Plan during the three and nine months ended September 30, 2021. The vesting condition may consist of a service period determined by the Board of Directors for a grant or certain performance conditions determined by the Board of Directors for a grant. The fair value of the stock options granted with service period based condition is estimated at the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted with market based condition is estimated at the date of grant using the Monte Carlo simulation model.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-Based Compensation Expense:
Cost of revenue	$108	$44	$289	$132
Sales and marketing expense	417	237	1,400	495
Research and development expense	293	193	801	568
General and administrative expense	460	2,305	1,333	3,128
	$1,278	$2,779	$3,823	$4,323

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense by type:
Employee stock purchase plan	$1,179	$2,651	$3,481	$3,717
Non-employee stock purchase plan	12	44	82	356
Subsidiary option grants	87	84	260	250
	$1,278	$2,779	$3,823	$4,323

The following table summarizes the Company’s employee share option activities during the nine months ended September 30, 2021:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	3,191,411	$5.13	$12.73	7.13 years
Granted	138,400	48.18	106.15
Exercised	(443,683)	2.39	6.15
Forfeited/cancelled	(33,404)	32.66	73.94
Outstanding at September 30, 2021	2,852,724	$7.32	$17.57	6.78 years
Vested and exercisable at September 30, 2021	1,844,193

As of September 30, 2021 and December 31, 2020, $10,677 and $8,733, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM were expected to be recognized over a weighted-average period of 1.82 years and 1.89 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair value of options granted to employee with a service period based condition is estimated on the grant date using the Black-Scholes valuation.

Nine Months Ended
September 30, 2021
Fair value of common share(1)	$82.75-111.98
Expected term in years(2)	5.50-6.25
Volatility(3)	48.53%-49.47
Risk-free interest rate(4)	1.00%-1.12%
Expected dividend(5)	0%

(1)	Equal to closing value on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of ACM’s comparable companies in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the nine months ended September 30, 2021:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	836,038	$1.02	$3.07	4.92 years
Granted	-	-	-
Exercised	(120,682)	1.23	4.29
Expired	-	-	-
Forfeited/cancelled	(250)	0.30	0.75
Outstanding at September 30, 2021	715,106	$0.99	$2.86	4.15 years
Vested and exercisable at September 30, 2021	702,606

As of September 30, 2021 and December 31, 2020, $113 and $195, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.07 years and 0.09 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM Shanghai Option Grants

The following table summarizes the ACM Shanghai employee stock option activities during the nine months ended September 30, 2021:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	5,423,654	$0.23	$1.89	_3.50 years
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited/cancelled	(46,154)	0.24	2.01
Outstanding at September 30, 2021	5,377,500	$0.24	$2.01	2.76 years
Vested and exercisable at September 30, 2021	-

As of September 30, 2021 and December 31, 2020, $605 and $822, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 1.75 years and 2.50 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax benefit (expense) of $3,021 and $(416) during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company’s total unrecognized tax benefits were $570 of which $422 would affect the effective tax rate if recognized. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. No interest or penalties were recognized for the nine months ended September 30, 2021.

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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-US research expenses. The Company’s three PRC subsidiaries, ACM Shanghai, ACM Wuxi and ACM Shengwei, are liable for PRC corporate income taxes at the rates of 12.5%, 25% and 16.5%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, ACM’s PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years. In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and is entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022.

ACM files income tax returns in the United States and state and foreign jurisdictions. Those federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for 2002 through 2020. To the extent ACM has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service or state or foreign tax authorities to the extent utilized in a future period.

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Income tax benefit (expense) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total income tax benefit (expense)	$266	$1,747	$3,021	$(416)

NOTE 22 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 11 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of September 30, 2021, the Company had $2,663 of open capital commitments.

Covenants in ACM Shengwei’s Grant Contract for State-owned Construction Land Use Right in Shanghai City with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Shengwei pay liquidated damages in the event that (a) it does not make a total investment (including the costs of construction, fixtures, equipment and grant fees) of at least RMB 450.0 million ($63,400) or (b) within six years after the land use right is obtained, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to the PRC at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land. As of September 30, 2021, the Company had paid in total $10,977 for its Lingang-related investments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2021 and December 31, 2020. In the opinion of management, no provision for liability nor disclosure was required as of September 30, 2021 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

As of September 30, 2021, the Company had one outstanding legal proceeding. On December 21, 2020, a putative class action lawsuit against ACM and three of its officers was filed in the U.S. District Court for the Northern District of California under the caption Kain v. ACM Research, Inc., et al., No. 3:20-cv-09241. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks monetary damages in an unspecified amount as well as costs and expenses incurred in the litigation. On April 15, 2021, the court appointed Mr. Kain as lead plaintiff, finding that no better-suited candidates emerged during the statutory sixty-day period following public notice of the lawsuit. On May 27, 2021, defendants filed a motion to dismiss Mr. Kain’s complaint. On September 9, 2021, the court granted defendants’ motion to dismiss with leave to amend. On October 7, 2021, Mr. Kain filed a second amended complaint. On October 21, 2021, defendants filed a motion to dismiss Mr. Kain’s second amended complaint.  Defendants’ motion to dismiss currently scheduled to be heard by the court on December 2, 2021. ACM’s management believes the claims are without merit and intends to vigorously defend this litigation. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss or estimate a range of possible loss.

NOTE 23 – SUBSEQUENT EVENT

On November 1, 2021, ACM announced that the Shanghai Stock Exchange had published ACM Shanghai's updated STAR IPO prospectus and STAR IPO timetable on its website.

On November 4, 2021, ACM advised that the Shanghai Stock Exchange had announced the pricing of the STAR IPO shares of ACM Shanghai. In the IPO, ACM Shanghai proposes to issue 43,355,753 shares, which will represent 10% of the total 433,557,100 shares to be outstanding after the IPO. Of the shares issued in the IPO, 7,699,357 shares will be issued via direct placement to private equity investors. The proposed offering price of shares in the IPO is RMB 85.00 per share, which, if completed, would result in total gross proceeds of the IPO to ACM Shanghai of approximately RMB 3.685 billion (approximately $575,000 as of November 4, 2021). After the IPO, ACM will own approximately 82.5% of the outstanding shares of ACM Shanghai.

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

Revenue from wet cleaning and other front-end processing tools totaled $49.4 million, or 73.8% of total revenue, for the three months ended September 30, 2021, as compared to $38.4 million, or 80.4% of total revenue, for the same period in 2020. Revenue from wet cleaning and other front-end processing tools totaled $127.3 million, or 77.3% of total revenue, for the nine months ended September 30, 2021, as compared to $99.0 million, or 89.1% of total revenue, for the same period in 2020. Selling prices for our wet-cleaning and other front-end processing tools range from $1 million to more than $5 million. Our customers for wet-cleaning and other front-end processing tools have included Semiconductor Manufacturing International Corporation, Shanghai Huali Microelectronics Corporation, The Huahong Group, SK Hynix Inc., Yangtze Memory Technologies Co., Ltd, and ChangXin Memory Technologies.

Revenue from advanced packaging, other processing tools, services and spares totaled $17.6 million, or 26.2% of total revenue for the three months ended September 30, 2021, as compared to $9.3 million, or 19.6% of total revenue for the same period in 2020.  Revenue from advanced packaging, other processing tools, services and spares totaled $37.3 million, or 22.7% of total revenue for the nine months ended September 30, 2021, as compared to $12.1 million, or 10.9% of total revenue for the same period in 2020.  Selling prices for these tools range from $0.5 million to more than $4 million.  Our customers for advanced packaging, and other processing tools have included Jiangyin Changdian Advanced Packaging Co. Ltd., a leading PRC-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd.,  a semiconductor packaging company based in South Korea which acquired the operations of Deca Technologies’ Philippines manufacturing facility in 2020;  and Wafer Works Corporation, a leading PRC-based wafer supplier.

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

Since 2009 we have delivered more than 195 wet cleaning and other front-end processing tools, more than 160 of which have been accepted by customers and thereby generated revenue to us. The balance of the delivered tools are awaiting customer acceptance should contractual conditions be met. To date, a substantial majority of our sales of equipment have been to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia by expanding our direct sales and services teams and increasing our global marketing activities.

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

We have been issued more than 350 patents in the United States, the People’s Republic of China or PRC, Japan, Singapore, South Korea and Taiwan.

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea.  Substantially all of our integrated tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which facilities now encompass a total of 236,000 square feet of floor space for production capacity, with an additional 100,000 square feet having been added in 2021 with the lease of a second building at our Pudong facility. In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a land use right in the Lingang region of Shanghai. In July 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide floor space to support significantly increase production capacity and related research and development activities. Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence in the PRC to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our technologies, and enable us to design innovative products and solutions to address their needs.

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

•	In March 2019 ACM Shanghai formed a wholly owned subsidiary in the PRC, Shengwei Research (Shanghai), Inc., to manage activities related to addition of future long-term production capacity.
•	In August 2021 we formed a wholly owned subsidiary in Singapore, ACM Research (Singapore) PTE, Ltd. to perform sales, marketing, and other business development activities.

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

Following the completion of the Listing Committee’s reassessment, on June 10, 2021, the application for registration for the STAR IPO was submitted by the Shanghai Stock Exchange Commission to the China Securities Regulatory Commission. In August 2021, ACM Shanghai entered into the issuance process for the STAR IPO following the receipt of the approval of its STAR IPO registration from the China Securities Regulatory Commission, which approval will remain valid until August 17, 2022.

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

The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds we receive. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

•
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the nine months ended September 30, 2021 and 2020, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $7.1 million and $0.8 million, respectively.

•
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the nine months ended September 30, 2021 and 2020, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $136,000 and $110,000, respectively.

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

How We Evaluate Our Operations

We present information below with respect to four measures of financial performance:

•
We define “shipments” of tools to include (a) a “repeat” delivery to a customer of a type of tool that the customer has previously accepted, for which we recognize revenue upon delivery, and (b) a “first-time” delivery of a “first tool” to a customer on an approval basis, for which we may recognize revenue in the future if contractual conditions are met, or if a purchase order is received.

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
•
a shipment to a customer of a type of tool that the customer is receiving and evaluating for the first time, in each case a “first tool,” for which we may recognize revenue at a later date, subject to the customer’s acceptance of the tool upon the tool’s satisfaction of applicable contractual requirements or subject to the customer’s subsequent discretionary commitment to purchase the tool.

“First tool” shipments can be made to either an existing customer that has not previously accepted that specific type of tool in the past ─ for example, a delivery of a SAPS V tool to a customer that previously had received only SAPS II tools ─ or to a new customer that has never purchased any tool from us.

Shipments in the three months ended September 30, 2021 totaled $99 million, as compared to $59 million in the three months ended September 30, 2020, and $82 million in the three months ended June 30, 2021.

The dollar amount attributed to a “first tool” shipment is equal to the consideration we expect to receive if any and all contractual requirements are satisfied and the customer accepts the tool, or if the customer subsequently determines in its discretion to purchase the tool. There are a number of limitations related to the use of shipments in evaluating our business, including that customers have significant, or in some cases total, discretion in determining whether to accept or purchase our tools after evaluation and their decision not to accept or purchase delivered tools is likely to result in our inability to recognize revenue from the delivered tools.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Adjusted EBITDA Data:
Net Income	$24,306	$12,479
Interest expense (income), net	461	(223)
Income tax expense (benefit)	(3,021)	416
Depreciation and amortization	1,597	774
Stock based compensation	3,823	4,323
Change in fair value of financial liability	-	11,964
Unrealized gain on trading securities	(1,817)	(8,970)
Adjusted EBITDA	$25,349	$20,763

The $4.6 million increase in adjusted EBITDA for the nine months ended September 30, 2021 as compared to the same period in 2020 reflected an increase of $11.6 million in net income, an increase of $7.1 million due to unrealized gain on trading securities, an increase of $0.8 million in depreciation and amortization,  and a $0.7 million increase due to net interest expense versus net income, offset by a decrease of $12.0 million due to no contribution from change in fair value of financial liability, and a decrease of $3.4 million due to an income tax benefit versus an income tax expense and a decrease of $0.5 million in stock-based compensation.

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

Free Cash Flow

The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(3,822)	$(8,036)
Purchase property and equipment	(5,059)	(3,583)
Purchase of intangible assets	(418)	(81)
Purchase of land-use-right	-	(9,331)
Purchase of trading securities	-	(14,680)
Free cash flow	$(9,299)	$(35,711)

The $26.4 million increase in free cash flow for the nine months ended September 30, 2021 as compared to the same period in 2020 reflected a $4.2 million increase due to a reduced amount of net cash used by operating activities, a $1.8 million increase in purchase of property and equipment and intangible assets, a $9.3 million increase due to no payments in 2021 for land-use right and property, and a $14.7 million increase due to no purchase of trading securities in 2021.  Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

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

	Nine Months Ended September 30,
	2021			2020
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$164,609	$-	$164,609	$111,062	$-	$111,062
Cost of revenue	(95,199)	(289)	(94,910)	(61,137)	(132)	(61,005)
Gross profit	69,410	(289)	69,699	49,925	(132)	50,057
Operating expenses:
Sales and marketing	(17,460)	(1,400)	(16,060)	(11,524)	(495)	(11,029)
Research and development	(21,293)	(801)	(20,492)	(13,241)	(568)	(12,673)
General and administrative	(11,081)	(1,333)	(9,748)	(9,100)	(3,128)	(5,972)
Income from operations	19,576	(3,823)	23,399	16,060	(4,323)	20,383

Adjusted operating income for the nine months ended on September 30, 2021 increased by $3.0 million, as compared with the same period in 2020, due to a $3.5 million increase in income from operations, offset by a $0.5 million decrease in stock-based compensation expense.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or significant judgments or estimates during the nine months ended September 30, 2021 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the notes to the condensed consolidated financial statements included in this report, including the adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes and 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting effective January 1, 2021. For information regarding the impact of recently adopted accounting standards, refer to note 2 to the condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report and is updated in note 2 to the condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.7	57.3	57.8	55.0
Gross margin	44.3	42.7	42.2	45.0
Operating expenses:
Sales and marketing	9.5	8.2	10.6	10.4
Research and development	11.7	9.1	12.9	11.9
General and administrative	5.5	9.6	6.7	8.2
Total operating expenses, net	26.7	26.9	30.3	30.5
Income from operations	17.6	15.8	11.9	14.5
Interest income (expense), net	(0.2)	(0.2)	(0.3)	0.2
Change in fair value of financial liability	-	(13.7)	-	(10.8)
Unrealized gain (loss) on trading securities	(1.4)	18.8	1.1	8.1
Other income (expense), net	(0.4)	(3.7)	(0.4)	(0.8)
Equity income in net income of affiliates	0.6	0.4	0.6	0.5
Income before income taxes	16.2	17.4	12.9	11.6
Income tax benefit (expense)	0.4	3.7	1.8	(0.4)
Net income	16.6	21.1	14.8	11.2
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	1.5	2.9	1.3	2.0
Net income attributable to ACM Research, Inc.	15.1%	18.2%	13.5%	9.2%

Comparison of Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,
	2021	2020	% Change 2021 v 2020
`	(in thousands)
Revenue	$67,013	$47,665	40.6%

Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$49,448	$38,344	29.0%
ECP (front-end and packaging), furnace and other technologies	8,200	4,850	69.1%
Advanced packaging (excluding ECP), services & spares	9,365	4,471	109.5%
Total Revenue by Product Category	$67,013	$47,665	40.6%

Wet cleaning and other front-end processing tools	$49,448	$38,344	29.0%
Advanced packaging, other processing tools, services and spares	17,565	9,321	88.4%
Total Revenue Front and Back-End	$67,013	$47,665	40.6%

Revenue increased by $19.3 million in the three months ended September 30, 2021 as compared to the same period in 2020.  The increase was due to a $11.1 million increase in revenue from wet cleaning and other front-end processing tools revenue, and a $8.2 million increase from advanced packaging and other processing tools, services and spares.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Cost of revenue	$37,328	$27,324	36.6%
Gross profit	29,685	20,341	45.9%
Gross margin	44.3%	42.7%	1.5

Cost of revenue increased $10.0 million and gross profit increased $9.3 million in the three months ended September 30, 2021 as compared to the corresponding period in 2020 due to the increased sales volume, and 1.5% increase in gross margin, that reflected differences in product mix and other factors.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended September 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Sales and marketing expense	$6,363	$3,924	62.2%
Research and development expense	7,856	4,343	80.9%
General and administrative expense	3,671	4,568	-19.6%
Total operating expenses	$17,890	$12,835	39.4%

Sales and marketing expense increased by $2.4 million in the three months ended September 30, 2021 as compared to the corresponding period in 2020. The increase was due in part to the addition of resources to support sales and marketing efforts in North America and Europe, and other factors.  Sales and marketing expense consists primarily of:

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

Research and development expense increased by $3.5 million in the three months ended September 30, 2021 as compared to the corresponding period in 2020, principally as a result of increases in new product development, testing fees and personnel costs. Research and development expense represented 11.7% and 9.1% of our revenue in the three months ended September 30, 2021 and 2020, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $10.8 million, or 16.1% of total revenue, in the three months ended September 30, 2021 and $4.7 million, or 10.0% of revenue, in the corresponding period in 2020. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense decreased $0.9 million in the three months ended September 30, 2021 as compared to the corresponding period in 2020. The decrease was due in part to higher stock-based compensation expenses in the prior-year period.  General and administrative expense consists primarily of:

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

Unrealized gain (loss) from trading securities

	Three Months Ended September 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Unrealized gain (loss) on trading securities	(919)	8,970	-110.2%

We recorded an unrealized loss of $0.9 million for the three months ended September 30, 2021 based on a change in market value of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 16 to the condensed consolidated financial statements included in this report.

Other Income and Expenses

	Three Months Ended September 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Interest Income	$33	$179	-81.6%
Interest Expense	(191)	(272)	-29.8%
Interest Income (expense), net	$(158)	$(93)	69.9%

Other income (expense), net	$(255)	$(1,759)	-85.5%

Interest income consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We incurred $158,000 of interest expense, net in the three months ended September 30, 2021 as compared to $93,000 of interest expense, net in the corresponding period in 2020.  This was a result of a lower balance of cash and equivalents and lower interest rates on these balances, offset by increased borrowings under short-term and long-term bank loans.

Other income (expense), net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. Other income (expense), increased by $1.5 million in the three months ended September 30, 2021 as compared to Other income (expense) in the corresponding period in 2020, due primarily to a smaller realized loss of $0.2 million resulting from changes in the RMB-to-U.S. dollar exchange rate, compared to a realized loss of $2.5 million in the prior year period.

Income Tax Benefit

The following presents components of income tax benefit for the indicated periods:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Total income tax benefit	$266	$1,747

We recognized a tax benefit of $266 for the three months ended September 30, 2021 as compared to a tax benefit of $1,747 for the prior year period. The decreased tax benefit in 2021 primarily resulted from tax deductions related to the exercise of stock options during the period, as compared to larger deductions for the same item in the prior year period.

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

We file income tax returns in the United States and state and foreign jurisdictions. Those federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for 2002 through 2020. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state or foreign tax authorities to the extent utilized in a future period.

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended September 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Net income attributable to non-controlling interests	$995	$1,393	-28.6%

As described above under “—STAR Market Listing and IPO,” in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. As a result, commencing with the three months ended September 30, 2019, we reflect, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the three months ended September 30, 2021, this amount totaled $1.0 million as compared to $1.4 million in the corresponding period in 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,
	2021	2020	% Change 2021 v 2020
`	(in thousands)
Revenue	$164,609	$111,062	48.2%

Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$127,322	$94,468	34.8%
ECP (front-end and packaging), furnace and other technologies	13,750	9,340	47.2%
Advanced packaging (excluding ECP), services & spares	23,537	7,254	224.5%
Total Revenue By Product Category	$164,609	$111,062	48.2%

Wet cleaning and other front-end processing tools	$127,322	$98,958	28.7%
Advanced packaging, other processing tools, services and spares	37,287	12,104	208.1%
Total Revenue Front-end and Back-End	$164,609	$111,062	48.2%

Revenue increased by $53.5 million in the nine months ended September 30, 2021 as compared to the same period in 2020.  The increase was due to a $28.4 million increase in revenue from wet cleaning and other front-end processing tools revenue, and a $25.2 million increase from advanced packaging and other processing tools, services and spares.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Cost of revenue	$95,199	$61,137	55.7%
Gross profit	69,410	49,925	39.0%
Gross margin	42.2%	45.0%	-2.8

Cost of revenue increased $34.1 million and gross profit increased $19.5 million in the nine months ended September 30, 2021 as compared to the corresponding period in 2020 due to the increased sales volume, partly offset by a 2.8% point decrease in gross margin, which reflected differences in product mix.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Nine Months Ended September 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Sales and marketing expense	$17,460	$11,524	51.5%
Research and development expense	21,293	13,241	60.8%
General and administrative expense	11,081	9,100	21.8%
Total operating expenses	$49,834	$33,865	47.2%

Sales and marketing expense increased by $5.9 million in the nine months ended September 30, 2021 as compared to the corresponding period in 2020. The increase was due in part to the addition of resources to support sales and marketing efforts in North America and Europe, and other factors.  Sales and marketing expense consists primarily of:

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

Research and development expense increased by $8.1 million in the nine months ended September 30, 2021 as compared to the corresponding period in 2020, principally as a result of increases in new product development, testing fees and personnel costs. Research and development expense represented 13.0% and 11.9% of our revenue in the nine months ended September 30, 2021 and 2020, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $28.4 million, or 17.3% of total revenue, in the nine months ended September 30, 2021 and $14.0 million, or 12.6% of revenue, in the corresponding period in 2020. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	travel expense associated with customer support;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased $2.0 million in the nine months ended September 30, 2021 as compared to the corresponding period in 2020. General and administrative expense consists primarily of:

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

Unrealized gain from trading securities

	Nine Months Ended September 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Unrealized gain on trading securities	1,817	8,970	-79.7%

We recorded an unrealized gain of $1.8 million for the nine months ended September 30, 2021 based on a change in market value of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 16 to the condensed consolidated financial statements included in this report.

Other Income and Expenses

	Nine Months Ended September 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Interest Income	$113	$834	-86.5%
Interest Expense	(574)	(611)	-6.1%
Interest Income (expense), net	$(461)	$223	-306.7%

Other income, net	$(683)	$(933)	-26.8%

Interest income consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We incurred $461,000 of interest expense, net in the nine months ended September 30, 2021 as compared to $223,000 of net interest income in the corresponding period in 2020.  This was a result of a lower balance of cash and equivalents and lower interest rates on these balances, offset by increased borrowings under short-term and long-term bank loans.

Other income, net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. Other income (expense), increased by $0.3 million in the nine months ended September 30, 2021 as compared to Other income (expense) in the corresponding period in 2020, due primarily to a smaller realized loss of $683,000 resulting from changes in the RMB-to-U.S. dollar exchange rate, compared to a realized gain of $2.0 million in the prior year period.

Income Tax Benefit (Expense)

The following presents components of income tax benefit (expense) for the indicated periods:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Total income tax benefit (expense)	$3,021	$(416)

We recognized a tax benefit of $3.0 million for the nine months ended September 30, 2021 as compared to a tax expense of ($416,000) for prior year period. The benefit in 2021 primarily resulted from tax deductions related to the exercise of stock options during the period, as compared to smaller deductions for the same item in the prior year period.

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

We file income tax returns in the United States and state and foreign jurisdictions. Those federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for 2002 through 2020. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state or foreign tax authorities to the extent utilized in a future period.

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Nine Months Ended September 30,
	2021	2020	% Change 2021 v 2020
	(in thousands)
Net income attributable to non-controlling interests	$2,114	$2,228	-5.1%

As described above under “—STAR Market Listing and IPO,” in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares. ACM Research continues to hold the remaining 91.7% of ACM Shanghai’s outstanding shares. As a result, commencing with the three months ended September 30, 2019, we reflect, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares. In the nine months ended September 30, 2021, this amount totaled $2.1 million as compared to $2.3 million in the corresponding period in 2020.

Liquidity and Capital Resources

During the first nine months of 2021, we funded our technology development and operations principally through our beginning cash balance and short-term borrowings by ACM Shanghai from local financial institutions.

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

Sources of Funds

Equity and Equity-related Securities. During the nine months ended September 30, 2021, we received proceeds of $3.1 million from sales of Class A common stock pursuant to option exercises, and we received proceeds of $1.8 million pursuant to a warrant exercise for shares of Class A common stock.

Short-Term and Long-Term Loan Facilities. We have short-term and long-term borrowings with five banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at September 30, 2021
				(in thousands)
Bank of Shanghai Pudong Branch	June 2021	June 2022	2.70%	RMB100,000	RMB29,946
				$15,420	$4,618
China Everbright Bank	July 2021	June 2024		RMB150,000	$0
				$23,130	$0
China Merchants Bank	August 2020	February 2022 - May 2022	3.85%-3.95%	RMB80,000	RMB46,000
				$12,336	$7,093
Bank of China	June 2021	June 2022	3.86%	RMB40,000	RMB19,900
				$6,168	$3,068
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	4.65%	RMB128,500	RMB119,920
				$19,815	$18,492
Bank of China	June 2021	Repayable by installments and the last installments repayable in June 2024	2.60%	RMB10,000	RMB10,000
				$1,542	$1,542
Bank of China	September 2021	Repayable by installments and the last installments repayable in September 2024	2.60%	RMB35,000	RMB35,000
				$5,397	$5,397
Industrial Bank of Korea	July 2021	July 2022	5.40%	KRW500,000	KRW500,000
				$422	$422
				$84,230	$40,632

(1)
Converted from RMB to dollars as of September 30, 2021. All of the amounts owing under the line of credit with China Everbright Bank are guaranteed by Dr. David Wang, our Chief Executive Officer, President and Chair of the Board. All of the amounts owing under the line of credit with Bank of Shanghai Pudong Branch are guaranteed by CleanChip Technologies LTD, a wholly owned subsidiary of ACM Shanghai. All of the amounts owing under the line of credit with Industrial Bank of Korea are guaranteed by YY Kim, Chief Executive Officer of ACM Research (Korea).

Government Research and Development Grants. As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received cash payments of $4.2 million related to such grants in the first nine months of 2021, as compared to received cash payments of $2.9 million in the same period of 2020. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital. The following table sets forth selected working capital information:

September 30, 2021
(in thousands)
Cash and cash equivalents	$65,036
Accounts receivable, less allowance for doubtful amounts	84,787
Inventory	176,609
Working capital	$326,432

Our cash and cash equivalents at September 30, 2021 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Cash Flow Used by Operating Activities. Our operations used cash flow of $3.8 million in the first nine months of 2021. Our cash flow from operating activities is influenced by (a) the level of net income, (b) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (c) increases in the number of customers using our products, and (d) the amount and timing of payments by customers.

Capital Expenditures. We incurred $5.5 million in capital expenditures during the nine months ended September 30, 2021, versus $3.7 million in capital expenditures in the same period of 2020. Capital expenditures in the nine months ended September 30, 2021 were incurred principally for the addition of production capacity and general maintenance and improvements to our global facilities.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes in the first nine months of 2021 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of September 30, 2021. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The effectiveness of the disclosure controls and procedures is also necessarily limited by the staff and other resources available to management and the geographic diversity of our company’s operations. As a result of the COVID-19 pandemic, beginning in 2020 we have faced additional challenges in operating and monitoring our disclosure controls and procedures as a result of employees working remotely and management travel being limited. In addition, we face potential heightened cybersecurity risks as our level of dependence on our IT networks and related systems increases, stemming from employees working remotely, and the number of malware campaigns and phishing attacks preying on the uncertainties surrounding the COVID‑19 pandemic increases.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting and Remediation Efforts

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Securities Class Action Lawsuit

On December 21, 2020, a putative class action lawsuit against our company and three of our executive officers was filed in the U.S. District Court for the Northern District of California under the caption Kain v. ACM Research, Inc., et al., No. 3:20-cv-09241, which we refer to as the Securities Class Action. The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks monetary damages in an unspecified amount as well as costs and expenses incurred in the litigation.  On April 15, 2021, the court appointed Mr. Kain as lead plaintiff, finding that no better suited candidates emerged during the statutory sixty-day period following public notice of the lawsuit. On May 27, 2021, defendants filed a motion to dismiss Mr. Kain’s complaint. On September 9, 2021, the court granted defendants’ motion to dismiss with leave to amend. On October 7, 2021, Mr. Kain filed a second amended complaint. On October 21, 2021, defendants filed a motion to dismiss Mr. Kain’s second amended complaint. Defendants’ motion to dismiss is currently scheduled to be heard by the court on December 2, 2021. Our management believes the claims are without merit and intend to vigorously defend this litigation. We are currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

Except as set forth below, there were no material changes to the risk factors discussed in “Item 1A, Risk Factors” of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended and supplemented by the information in “Item 1A. Risk Factors”  of Part II in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. In addition to the other information set forth in this report, you should carefully consider those risk factors, as so amended and supplemented, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended September 30, 2021, we issued, pursuant to the exercise of stock options at a per share exercise price of $1.50 per share, an aggregate of 6,000 shares of Class A common stock that were not registered under the Securities Act of 1933.  We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
Certificate of Incorporation:
3.01(a)	Restated Certificate of Incorporation of ACM Research, Inc. dated November 7, 2017 (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on November 14, 2017)
3.01(b)
Certificate of Amendment to Restated Certificate of Incorporation of ACM Research, Inc., dated July 13, 2021 (incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K filed on July 13, 2021)

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

ACM RESEARCH, INC.

Date: November 5, 2021	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)