Form 10-K
period 2021-12-31
ACM Research, Inc.
filed 2022-03-01
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value on June 30, 2021 (the last business day of the registrant’s most recently completed second quarter) of the voting common equity held by non-affiliates of the registrant, computed by reference to the $102.22 closing price of the stock on that date, was $1,980.6 million. The registrant does not have non-voting common equity outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	17,883,192 shares outstanding as of February 23, 2022
Class B Common Stock, $0.0001 par value	1,695,604 shares outstanding as of February 23, 2022

Documents Incorporated By Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference in Part III of this report.

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

The information included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” of Part II of this report contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc., or Gartner, in “Forecast: Semiconductor Wafer Fab Equipment, Worldwide, 4Q21 Update” (December 2021), or the Gartner Report. The Gartner Report represents research opinions or viewpoints that are published, as part of a syndicated subscription service, by Gartner and are not representations of fact. The Gartner Report speaks as of its original publication date (and not as of the date of this report), and the opinions expressed in the Gartner Report are subject to change without notice. While we are not aware of any misstatements regarding any of the data presented from the Gartner Report, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.

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

Overview

We supply advanced, innovative capital equipment developed for the global semiconductor industry. Fabricators of advanced integrated circuits, or chips, can use our wet-cleaning and other front-end processing tools in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these tools for use in fabricating foundry, logic and memory chips, including dynamic random-access memory, or DRAM, 3D NAND-flash memory chips, and compound semiconductor chips. We also develop, manufacture and sell a range of advanced packaging tools to wafer assembly and packaging customers.

Revenue from wet cleaning and other front-end processing tools totaled $202.3 million, or 77.9% of total revenue in 2021, $136.3 million, or 87.0% of total revenue in 2020;  and $90.9 million, or 84.6% of total revenue, in 2019. Selling prices for our wet-cleaning production tools range from more than $1 million to more than $5 million. Our customers for wet-cleaning and other front-end processing tools have included Huali Microelectronics Corporation, The Huahong Group, Semiconductor Manufacturing International Corporation, or SMIC, Shanghai SK Hynix Inc., Yangtze Memory Technologies Co., Ltd, and ChangXin Memory Technologies.

Revenue from advanced packaging, other processing tools, services and spares totaled $57.5 million, or 22.1% of total revenue in 2021;  $20.4 million, or 13.0% of total revenue in 2020; and  $16.6 million, or 15.4% of total revenue in 2019.  Selling prices for these tools range from $0.5 million to more than $4 million.  Our customers for advanced packaging, and other processing tools have included Jiangyin Changdian Advanced Packaging Co. Ltd., a leading PRC-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd.,  a semiconductor packaging company based in South Korea which acquired the operations of Deca Technologies’ Philippines manufacturing facility in 2020;  and Wafer Works Corporation, a leading PRC-based wafer supplier.

We estimate, based on third-party reports and on customer and other information, that our current product portfolio addresses approximately $8 billion of the global wafer equipment market. By product line, we estimate an approximately $3.7 billion market opportunity is addressed by our wafer cleaning equipment, $2.9 billion by our furnace equipment, $730 million by our electro-chemical plating or ECP equipment, and more than $650 million by our stress-free polishing, advanced packaging, wafer processing, and other processing equipment. By major equipment segment, Gartner estimates a 2021 worldwide semiconductor wafer fab equipment WFE market size of $88.1 billion, of which $4.1 billion is for wafer cleaning equipment (auto wet stations, single-wafer spray processors, batch spray processors, and other clean process equipment), $3.4 billion is for furnace equipment (tube CVD, oxidation/diffusion furnace, and batch atomic layer deposition), and $764 million is for ECD (electro-chemical deposition).  Based on Gartner’s estimates, total available global market for these equipment segments increased by 30.1% from $6.4 billion in 2020 to $8.3 billion in 2021, and is expected to increase by 8.3% to $8.9 billion in 2022.  These segments are part of the worldwide semiconductor WFE market, which based on Gartner’s estimates increased by 35.6% from $64.9 billion in 2020 to $88.1 billion in 2021, and is expected to increase by 10.7% to $97.5 billion in 2022.

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

Since 2009 we have delivered more than 225 wet cleaning and other front-end processing tools, more than 185 of which have been accepted by customers and thereby generated revenue to us. The balance of the delivered tools are awaiting customer acceptance should contractual conditions be met. To date, a substantial majority of our sales of single-wafer wet cleaning equipment for front-end manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia by expanding our direct sales and services teams and increasing our global marketing activities.

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

●
ECP technology for advanced metal plating. Our Ultra ECP ap, or Advanced Packaging, technology was developed for back-end assembly processes to deliver a more uniform metal layer at the notch area of wafers prior to packaging. Our Ultra ECP map, or Multi-Anode Partial Plating, technology was developed for front-end wafer fabrication processes to deliver advanced electrochemical copper plating for copper interconnect applications. Ultra ECP map offers improved gap-filling performance for ultra-thin seed layer applications, which is critical for advanced nodes at 28nm, 14nm and beyond.

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

We have been issued more than 411 patents in the United States, the People’s Republic of China or PRC, Japan, Singapore, South Korea and Taiwan.

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea.  Substantially all of our integrated tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 236,000 square feet of floor space for production capacity, with 100,000 square feet having been added in 2021 with the lease of a second building in the Pudong region of Shanghai. In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a land use right in the Lingang region of Shanghai. In 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide floor space to support significantly increase production capacity and related research and development activities. Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence in the PRC and South Korea to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our technologies, and enable us to design innovative products and solutions to address their needs.

On November 18, 2021, ACM’s operating subsidiary, ACM Research (Shanghai), Inc., or ACM Shanghai,  successfully completed its initial public offering of shares of ACM Shanghai in the PRC, which we refer to as the STAR IPO, and its shares began trading on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market, which we refer to as the STAR Listing, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—STAR Market Listing and IPO.”

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

Tahoe Overview

Our Ultra-C Tahoe wafer cleaning tool can deliver high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools. During normal single-wafer cleaning processes, only a fraction of the acid reacts with the wafer surface, while the majority is wasted as acid spins off the wafer and requires significant cost and effort to  be recycled. Tahoe employs a proprietary hybrid approach in which the sulfuric acid cleaning steps are processed in batch mode, and the final stage cleaning are processed with single-wafer cleaning technologies.  In addition to providing cost savings resulting from vastly reduced sulfuric acid consumption, Ultra-C Tahoe meets the needs of customers who face increased environmental regulations and demand new, more environmentally friendly tools. We delivered our first Ultra C Tahoe tool to a strategic customer in 2019.

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

For example, our Ultra C Coater is used in applying photoresist, a light-sensitive material used in photolithography to transfer a pattern from a mask onto a wafer. Coaters typically provide input and output elevators, shuttle systems and other devices to handle and transport wafers during the coating process. Unlike most coaters, the Ultra C Coater is fully automated. Based on requests from customers, we developed and incorporated the special function of chamber auto-clean module into the Ultra C Coater, which further differentiates it from other products in the market by reducing or eliminating the cleaning of shroud in the coater which increases the tool’s continuous production time. The Ultra C Coater is designed to deliver improved throughput and more efficient tool utilization while eliminating particle generation.

Our other advanced packaging tools include: Ultra ECP ap, which delivers a uniform metal layer to finished wafers prior to packaging;  Ultra C Developer, which applies liquid developer to selected parts of photoresist to resolve an image; Ultra C PR Megasonic-Assisted Stripper, which removes photoresist; Ultra C Scrubber, which scrubs and cleans wafers; Ultra C Thin Wafer Scrubber, which addresses a sub-market of cleaning very thin wafers for certain Asian assembly factories; and Ultra C Wet Etcher, which etches silicon wafers and copper and titanium interconnects.

Our Customers

Since 2009 we have delivered more than 225 wet cleaning and other front-end processing tools, more than 185 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue to us. The balance of the delivered tools are awaiting customer acceptance should contractual conditions be met. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.

We generate most of our revenue from a limited number of customers as the result of our strategy of initially placing equipment with a small number of leading chip manufacturers that are driving technology trends and key capability implementation. In 2021, 48.9% of our revenue was derived from two customers: Shanghai Huali Microelectronics Corporation together with Huahong Semiconductor Ltd., collectively known as The Shanghai Huahong (Group) Company, Ltd., or The Huali Huahong Group, a leading PRC foundry, accounted for 28.1% of our revenue; and Yangtze Memory Technologies Co., Ltd., a leading PRC memory chip company, together with one of its subsidiaries, accounted for 20.8% of our revenue;  In 2020, 75.8% of our revenue was derived from three customers: The Huali Huahong Group accounted for 36.9% of our revenue; Yangtze Memory Technologies Co., Ltd., together with one of its subsidiaries, accounted for 26.8% of our revenue; and Semiconductor Manufacturing International Corporation, a leading PRC foundry, accounted for 12.1% of our revenue.  In 2019 73.8% of our revenue was derived from three customers: Yangtze Memory Technologies Co., Ltd.,  together with its subsidiaries, accounted for 27.5% of our revenue; The Huali Huahong Group accounted for 26.5% of our revenue; and SK Hynix Inc., a leading Korean memory chip company, accounted for 19.8% of our revenue.

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

Our sales have historically been made using purchase orders with agreed technical specifications. Our sales terms and conditions are generally consistent with industry practice, but may vary from customer to customer. We seek to obtain a purchase order two to six months ahead of the customer’s desired delivery date. Consistent with industry practice, we allow customers to reschedule or cancel orders at a certain cost to them on relatively short notice. Because of our relatively short delivery period and our practice of permitting rescheduling or cancellation, we believe that backlog is not a reliable indicator of our future revenue.

Our marketing team focuses on our product strategy and technology road maps, product marketing, new product introduction processes, demand assessment and competitive analysis, customer requirement communication and public relations. Our marketing team also has the responsibility to conduct environmental scans, study industry trends and arrange our participation at major trade shows.

Manufacturing

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea. Substantially all of our tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 236,000 square feet of floor space for production capacity.

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

Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO, Tahoe, ECP, furnace and other technologies in our current portfolio our product roadmap, and enable us to design innovative products and solutions to address their needs.

Currently substantially all of our staff are able to work at both of our Shanghai facilities, and to date we have not experienced absenteeism of management or other key employees, other than certain of our executive officers being delayed in travelling back to the PRC when working from our California office. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic,” of Part II of this report.

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

For the foreseeable future we are focusing on enhancing our Ultra C SAPS, TEBO, Tahoe, ECP, furnace and other  tools and integrating additional capabilities to meet and anticipate requirements from our existing and potential customers. Our particular areas of focus include development of the following:
●	new cleaning steps for Ultra C SAPS cleaners for application in logic chips and for DRAM, and 3D NAND technologies;
●	new cleaning steps for Ultra C TEBO cleaners for FinFET in logic chips, gates in DRAM, and deep vias in 3D NAND technologies;
●	new cleaning steps for Ultra Tahoe cleaners for application in logic chips and for DRAM and 3D NAND technologies;
●	new dry technologies such as supercritical CO2 dry and advanced IPA dry for DRAM, and logic technologies;
●	new hardware, including new system platforms, new and additional chamber structures and new chemical blending systems; and

●	new software to integrate new functionalities to improve tool performance.

Longer term, we are working on new proprietary process capabilities based on our existing tool hardware platforms. We are also working to integrate our tools with third-party tools in adjacent process areas in the chip manufacturing flow.  We are developing two new product categories of semiconductor tools to further increase our addressable market.

Our research and development expense totaled $34.2 million or 13.4% of revenue in 2021;  $19.1 million or 12.2% of revenue in 2020; and $12.9 million, or 12.0% of revenue, in 2019.  We intend to continue to invest in research and development to support and enhance our existing cleaning products and to develop future product offerings to build and maintain our technology leadership position.

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

As of December 31, 2021, we had 38 issued patents, and 30 patents pending, in the United States. These patents carry expiration dates from 2022 through 2039. Many of the US patents and applications have also been filed internationally, in one or more of the European Union, Japan, PRC, Singapore, South Korea, and Taiwan. Specifically, we own patents in wafer cleaning, electro-polishing and plating, wafer preparation, and other semiconductor processing technologies. We have been issued more than 411 patents in the United States, the PRC, Japan, Korea, Singapore and Taiwan.

We manufacture advanced single-wafer cleaning systems equipped with our SAPS, TEBO and Tahoe technologies. Our wafer cleaning technologies are protected by US Patent Numbers 8580042, 8671961, 9070723, 9281177,  9492852, 9595457, 9633833, 10020208, 10910244, 11103898, 11037804, and 11141762 as well as their corresponding international patents. We have 40 patents granted internationally protecting our SAPS technologies. We also have filed 11 international patent applications for key TEBO technologies, and 3 for Tahoe, in accordance with the Patent Cooperation Treaty, in anticipation of filing in the U.S. national phase.

In addition to the above core technologies, we have technologies for SFP and ECP that are used in certain of our tools. SFP is an integral part of the electro polishing process. Our technology was a breakthrough in electro-chemical-copper-planarization technology when it was first introduced, because it can polish, stress-free, copper layers used in copper low-K interconnects. Our innovations in SFP and ECP are reflected in US Patent Numbers 6638863, 8518224, 10227705, and 11008669 and their corresponding international counterparts.

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

Competition

The chip equipment industry is characterized by rapid change and is highly competitive throughout the world. We compete with semiconductor equipment companies located around the world, and we may also face competition from new and emerging companies, including new competitors from the PRC. We consider our principal competitors to be those companies that provide wafer cleaning and electrical plating products to the market, including Lam Research Corporation, NAURA Technology Group Co., Ltd., Mujin Electronics Co., Ltd., SCREEN SPE USA, LLC (a subsidiary of SCREEN Holdings Co., Ltd.), SEMES Co. Ltd., Tokyo Electron Ltd. and Kokusai Semiconductor Equipment Corporation.

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

●	gap filling capability, the deposited film thickness uniformity within wafer and wafer to wafer, particle generated on the wafer during the processes;
●	service support capability and spare parts delivery time; innovation and development of functionality and features that are must-haves for advanced fabrication nodes;
●	ability to anticipate customer requirements, especially for advanced process nodes of less than 45nm; ability to identify new process applications;
●	brand recognition and reputation; and
●	skill and capability of personnel, including design engineers, manufacturing engineers and technicians, application engineers, and service engineers.

In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new equipment into semiconductor production lines. Some manufacturers began fabricating chips for the 5nm node in 2020 and the 3nm node in 2022. Once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node as long as the supplier’s products demonstrate performance to specification in the installed base. Accordingly, we may experience difficulty in selling to a given manufacturer if that manufacturer has qualified a competitor’s equipment. If, however, that cleaning equipment constrains chip yield, we expect, based on our experience to date, that the manufacturer will evaluate implementing new equipment that cleans more effectively.

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

Human Capital

As of December 31, 2021, we had 877 full-time equivalent employees, of whom 85 were in administration, 200 were in manufacturing, 371 were in research and development, and 221 were in sales and marketing and customer services. Of these employees, 783 were located in mainland China and the Taiwan region, 84 were located in Korea and 10 were based in the United States. We have never had a work stoppage, and none of our employees are represented by a labor organization or subject to any collective bargaining arrangements. We consider our employee relations to be good.

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

Recruitment, Retention and Benefits

To attract and retain qualified employees and key talent, we offer total compensation packages that are competitive with comparable companies, particularly in the PRC and, specifically, Shanghai.

We provide training and development programs to our employees, and we have trained many of our key engineers and managers for more than a decade. Retention of these key employees is critical to secure our future growth and technology development. To assist in employee retention and recruitment, we intend to offer employee housing in the Lingang region of Shanghai in connection with ACM Shanghai’s acquisition of a land use right in Lingang, where we began construction of a new research and development center and factory in July 2020.

Health and Safety, Pandemic Response

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

COVID-19 Pandemic

Following its initial outbreak in December 2019, COVID–19, or the coronavirus, spread across the PRC, the United States and globally. The COVID–19 outbreak has affected our business and operating results since the first quarter of 2020. Since that time, travel between our offices in the United States and our facilities in the PRC has been and will likely continue to be restricted, which has and may continue to impact our ability to effectively operate our company and to oversee our operations. The COVID–19 situation continues to evolve, and it is impossible for us to predict the effect and ultimate impact of the COVID–19 outbreak on our business operations and results. We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business, including our operations, customers, suppliers and projects.  While the ongoing regulatory measures instituted or recommended in response to COVID–19 are expected to be temporary, the duration of the business disruptions, and related financial impact, of the outbreak cannot be estimated at this time.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID‑19 Pandemic” of Part II of this report for additional discussion of our expectations and estimates related to the COVID-19 Pandemic.

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

We have designed some of our tools to require significantly reduced levels of environmentally harmful chemicals, which helps customers face increased environmental laws and regulations. SAPS and TEBO technologies use environmentally friendly dilute chemicals, such as dilute hydrofluoric acid, RCA SC-1 solution, ozonated de-ionized water and functional de-ionized water with dissolved hydrogen. In interconnect and barrier metals applications based on SAPS technology, for example, these chemical solutions take the place of chemicals such as piranha solution, a high-temperature mixture of sulfuric acid and hydrogen peroxide used by conventional wet wafer cleaning processes. Similarly, Tahoe technology delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools. For additional information, see “—Our Technology and Product Offerings—Wet Cleaning Equipment for Front End Production Processes.”

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
●
industry manufacturers of integrated circuits, or chips, adopting our Space Alternated Phase Shift or SAPS, Timely Energized Bubble Oscillation or TEBO, Tahoe and Electro-Chemical Plating or ECP, and furnace and other capital equipment, or tools;

●	our SAPS, TEBO, Tahoe, ECP, furnace and other technologies not achieving widespread market acceptance;
●	our ability to continue to enhance our existing single-wafer wet cleaning tools and identifying and entering new product markets;
●	our ability to establish and maintain a reputation for credibility and product quality;
●	our ability to expand our customer base;
●	our dependence on a small number of customers for a substantial portion of our revenue;
●	our long and unpredictable sales cycle, including our incurrence of significant expenses long before we can recognize revenue from new products, if at all;
●	difficulties in forecasting demand for our tools;
●	our reliance on third parties to manufacture significant portions of our tools and our ability to manage our relationships with these parties;
●	any shortage of components or subassemblies, which could result in delayed delivery of products to us or in increased costs to us;
●	our dependence on a limited number of suppliers, including single source suppliers, for critical components and subassemblies;
●	our dependence on our Chief Executive Officer and President and other senior management and key employees;

Regulatory Risks
●	changes in government trade policies that could limit the demand for our tools and increase the cost of our tools;
●	regulatory action limiting our ability to sell our tools to Chinese customers;
●	changes in political and economic policies with respect to the People’s Republic of China or PRC;
●	the PRC’s currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of the PRC;

●
the inability of the U.S. Public Company Accounting Oversight Board, or PCAOB, to inspect our auditor, as a registered public accounting firm operating in the PRC and the adoption of proposed legislation related to companies operating in “restrictive markets”;

Risks Related to Our STAR Market Listing
●	our ability to implement our strategy to expand our PRC operations;
●	our ability to achieve the results contemplated by our business strategy and our strategy for growth in the PRC and expectations related to the STAR Market listing;
●	the effect of ACM Shanghai’s status as a publicly traded company that is controlled, but less than wholly owned, by ACM Research;
●	our ability to manage potentially inconsistent accounting and disclosure requirements of ACM Research and ACM Shanghai as a result of the STAR Market Listing;

Risks Related to Our Intellectual Property and Data Security
●	our ability to protect our intellectual property, including in the PRC;
●	breaches of our cybersecurity systems;

Risks Related to the COVID‑19 Pandemic
●
impacts on our global supply chain due to the COVID‑19 pandemic, and our ability to successfully manage the demand, supply, and operational challenges associated with the global semiconductor shortage;

●	the impact of the COVID‑19 pandemic on our currently planned projects and investments in the PRC, including the STAR IPO;

Risks Related to Ownership of Class A Common Stock
●	the volatility in the market price of Class A common stock;
●	manipulative short sellers of our stock, which may drive down the market price of our Class A common stock and could result in litigation;
●	the difficulty to predict the effect of the STAR Listing and STAR IPO on the Class A common stock;
●	the dual class structure of Class A common stock, which has the effect of concentrating voting control with our executive officers and directors; and
●	the limited experience of our management team managing a public company, including a “large accelerated filer.”

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

Proceeds received by ACM Shanghai from the initial placements of shares with PRC investors and from STAR IPO, in connection with the STAR Listing, of ACM Shanghai shares on the STAR Market will be used to grow and support our PRC operations. Those proceeds generally are not available for distribution to ACM Research. Under existing PRC laws and regulations, it may be difficult, if not impossible, for ACM Research to be able to receive dividends comprised of funds generated by ACM Shanghai and, even if such dividends can be paid from the PRC to the United States, any such dividends can be paid to ACM Research only if other holders of ACM Shanghai shares receive their pro rata dividends. As a result, it is unlikely that funds raised or generated by ACM Shanghai will be readily distributable to ACM Research.

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
●
the ability of other suppliers to provide sufficient quantities of their tools to our Chinese customers which may indirectly the production plans of our customers and result in a reduction of demand for our tools;

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

Our success will depend on industry chip manufacturers adopting our SAPS, TEBO,  Tahoe,  ECP, furnace and other technologies.

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

If our SAPS, TEBO, Tahoe ECP, furnace and other technologies do not achieve widespread market acceptance, we will not be able to compete effectively.

The commercial success of our tools will depend, in part, on gaining substantial market acceptance by chip manufacturers. Our ability to gain acceptance for our products will depend upon a number of factors, including:
●	our ability to demonstrate the differentiated, innovative nature of our SAPS, TEBO, Tahoe, ECP, furnace and other technologies and the advantages of our tools over those of our competitors;
●	compatibility of our tools with existing or potential customers’ manufacturing processes and products;
●	the level of customer service available to support our products; and
●	the experiences our customers have with our products.

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

We operate in an industry that is subject to evolving standards, rapid technological changes and changes in customer demands. Additionally, if process nodes continue to shrink to ever-smaller dimensions and conventional two-dimensional chips reach their critical performance limitations, the technology associated with manufacturing chips may advance to a point where our Ultra C equipment based on SAPS, TEBO, Tahoe, ECP, furnace and other technologies becomes obsolete. Accordingly, the future of our business will depend in large part upon the continuing relevance of our technological capabilities, our ability to interpret customer and market requirements in advance of tool deliveries, and our ability to introduce in a timely manner new tools that address chip makers’ requirements for cost-effective cleaning solutions. We expect to spend a significant amount of time and resources developing new tools and enhancing existing tools. Our ability to introduce and market successfully any new or enhanced cleaning equipment is subject to a wide variety of challenges during the tool’s development, including the following:
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

The chip manufacturing industry is highly concentrated, and we derive most of our revenue from a limited number of customers. A total of two customers accounted for 48.9% of our revenue in 2021, three customers accounted for 75.8% of our revenue in 2020, and three customers accounted for 73.8% of our revenue in 2019.

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

We have provided warranties against manufacturing defects of our tools that range from 12 to 36 months in duration. Our product warranty requires us to provide labor and parts necessary to repair defects. As of December 31, 2021, we had accrued $6.8 million in liability contingency for potential warranty claims. Warranty claims substantially in excess of our expectations, or significant unexpected costs associated with warranty claims, could harm our reputation and could cause customers to decline to place new or additional orders, which could have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to manufacture significant portions of our tools and our failure to manage our relationships with these parties could harm our relationships with our customers, increase our costs, decrease our sales and limit our growth.

Our tools are complex and require components and subassemblies having a high degree of reliability, accuracy and performance. We rely on third parties to manufacture most of the subassemblies and supply most of the components used in our tools. Accordingly, we cannot directly control our delivery schedules and quality assurance. This lack of control could result in shortages or quality assurance problems. In addition, supply chain constraints have intensified due to COVID-19. See also “Risks Related to the COVID 19 Outbreak—Our global supply chain may be materially adversely impacted due to the COVID‑19 pandemic.” These issues and our ability to manage increased demand could delay shipments of our tools, increase our testing or production costs or lead to costly failure claims.

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

We have depended on PRC governmental subsidies to help fund our technology development since 2008, and our failure to obtain additional subsidies may impede our development of new technologies and may increase our cost of capital and our operational expenses, either of which could make it difficult for us to expand our product base.

We received subsidies from local and central governmental authorities in the PRC in 2008, 2009, 2014, 2018, 2019, 2020 and 2021. These grants have provided a significant portion of the funding for our development and commercialization of stress-free polishing and electro copper-plating technologies. If we are unable to obtain similar governmental subsidies for development projects in the future, our operating expenses could increase, or we may need to raise additional funds through public financings, or other arrangements, which could force us to reduce our efforts to develop technologies beyond SAPS, TEBO, Tahoe and ECP.

The success of our business will depend on our ability to manage any future growth.

We have experienced rapid growth in our business recently due, in part, to an expansion of our product offerings and an increase in the number of customers that we serve. For example, our headcount grew by 62% in 2021, 50% in 2020, and 32% in 2019. We will seek to continue to expand our operations in the future, including by adding new offices, locations and employees. Managing our growth has placed and could continue to place a significant strain on our management, other personnel and our infrastructure. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. In addition, any inability to manage our growth effectively could result in operating inefficiencies that could impair our competitive position and increase our costs disproportionately to the amount of growth we achieve. To manage our growth, we believe we must effectively:

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

Our organizational structure has become more complex, including as a result of the STAR Listing and the STAR IPO. We will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures, at both ACM Research and ACM Shanghai. The continued expansion of our infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.

We are highly dependent on our Chief Executive Officer and President and other senior management and key employees.

Our success largely depends on the skills, experience and continued efforts of our management, technical and sales personnel, including in particular Dr. David H. Wang, the Chair of the Board, Chief Executive Officer and President of ACM Research. All of our senior management are at-will employees, which means either we or the employee may terminate their employment at any time. If one or more of our other senior management were unable or unwilling to continue their employment with us, we may not be able to replace them in a timely manner. Moreover, in connection with the STAR Listing and the STAR IPO, ACM Shanghai is now managed by a group of officers separate from those of ACM Research and those officers owe fiduciary duties to the various stakeholders of ACM Shanghai. We do not have employment or retention agreements with, or maintain key person life insurance policies on, any of our employees. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, our senior management may join a competitor or form a competing company. The loss of Dr. Wang or other key management personnel, including our Chief Financial Officer, could significantly delay or prevent the achievement of our business objectives.

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

As of December 31, 2021, we had net operating loss carryforward amounts, or NOLs, of $56.1 million for U.S. federal income tax purposes and $0.5 million for U.S. state income tax purposes. As of December 31, 2020, we had NOLs of $45.0 million for U.S. federal income tax purposes and $545,000 for U.S. state income tax purposes.  The federal and state NOLs will expire at various dates in the future.

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

Substantially all of our sales in 2021, 2020 and 2019 were made to customers outside the United States. Our manufacturing center has been located in Shanghai since 2006 and substantially all of our operations are located in the PRC. We expect that all of our significant activities will remain outside the United States in the future. We are subject to a number of risks associated with our international business activities, including:
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

On December 3, 2020, SMIC was designated as a CCMC by the DOD, which was subsequently removed as of June 3, 2021. If SMIC had remained on the list at December 3, 2021, ACM Shanghai’s continued possession of SMIC securities could have subjected ACM Shanghai and ACM Research to penalties. Certain implementation matters related to the scope of, and compliance with, the Order have not yet been resolved, and the ultimate application and enforcement of the Order may change due to, among other things, the change in the U.S. Presidential administration.

In addition, SMIC may be designated as a CCMC in the future, or we may seek to conduct business transactions with entities on the CCMC list in the future. Although the Order does not prohibit commercial relations with CCMC companies other than the securities transactions noted above, certain other export restrictions have been imposed under the Export Administration Regulations on some CCMC companies. These and any similar future U.S. government restrictions on our suppliers or customers may adversely affect our business operations in the PRC, overall company results or our financial condition.

The PRC’s currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of the PRC, which could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, otherwise fund and conduct our business, or pay dividends on our common stock.

We generate substantially all of our revenue through ACM Shanghai, our PRC subsidiary. PRC statutory laws and regulations permit payments of dividends by ACM Shanghai only out of its retained earnings, which are determined in accordance with PRC accounting standards and regulations that differ from U.S. generally accepted accounting principles. The PRC regulations and ACM Shanghai’s articles of association require annual appropriations of 10% of net after-tax profits to be set aside, prior to payment of dividends, as a reserve or surplus fund, which restricts ACM Shanghai’s ability to transfer a portion of its net assets to us. Such reserved funds can only be used for specific purposes and are not transferable to ACM in the form of loans, advances or cash dividends.

As a result of these and other restrictions under PRC laws and regulations as well as restrictions under ACM Shanghai’s bank loan agreements, we may be significantly restricted in our ability to transfer a portion of ACM Shanghai’s net assets to ACM or other subsidiaries of ACM. We have no assurance that PRC governmental authorities in the future will not limit further or eliminate the ability of ACM Shanghai to purchase foreign currencies and transfer such funds to ACM to meet its liquidity or other business needs. Any inability to access funds in the PRC, if and when needed for use outside of the PRC, could have a material and adverse effect on our liquidity and our business.

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

BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, is the independent registered public accounting firm that issued the audit report included in this report in connection with our consolidated financial statements as of, and for the years ended, December 31, 2021, 2020 and 2019. BDO China, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. BDO China is located in the PRC. The PCAOB is currently unable to conduct inspections of auditors in the PRC without the approval of PRC authorities, and therefore BDO China, like other independent registered public accounting firms operating in the PRC, is currently not inspected by the PCAOB.

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

On March 24, 2021, the SEC adopted interim final amendments to implement congressionally mandated submission and disclosure required of the Holding Foreign Companies Accountable Act, and on December 2, 2021, the SEC adopted final amendments to finalize rules implementing the submission and disclosures in the Holding Foreign Companies Accountable Act. These final amendments  apply to registrants that the SEC identifies as having filed an annual report on Form 10-K and other forms with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant. These actions are the latest in a series of recent proposed actions:

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

•
The Holding Foreign Companies Accountable Act, which became law in December 2020, includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The Holding Foreign Companies Accountable Act also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter market in the United States. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the Holding Foreign Companies Accountable Act to require the SEC to prohibit an issuer’s securities from trading on any national securities exchange or over-the-counter market in the United States if the PCAOB has been unable to inspect an issuer’s auditor for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the Holding Foreign Companies Accountable Act, which provides a framework for the PCAOB to use when determining, as contemplated under the Holding Foreign Companies Accountable Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB designated China and Hong Kong as jurisdictions where the PCAOB is not allowed to conduct full and complete audit inspections and has identified firms registered in such jurisdictions, including BDO China Shu Lun Pan Certified Public Accountants LLP, our independent registered public accounting firm. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms.

It remains unclear what further actions the SEC, the PCAOB or Nasdaq may take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange. Any such actions could materially affect our operations and stock price, including by resulting in our being de-listed from Nasdaq or being required to engage a new audit firm, which would require significant expense and management time.

Risks Related to Our STAR Market Listing

We may not achieve the results contemplated by our business strategy and our strategy for growth in the PRC may not result in increases in the price of Class A common stock.

We cannot assure you that we will realize any or all of our anticipated benefits of the STAR Listing and the STAR IPO, which may not have the anticipated effects of including the strengthening of our market position and operations in the PRC. ACM Shanghai continues to have broad discretion in the use of the proceeds from the initial sales of shares to investors and the proceeds from the STAR IPO, and it may not spend or invest those proceeds in a manner that results in our operating success or with which ACM Research stockholders agree. Our failure to successfully leverage the completion of the STAR Listing and the STAR IPO to expand our PRC business could result in a decrease in the price of the Class A common stock, and we cannot assure you that the success of ACM Shanghai will have a an attendant positive effect on the price of the Class A common stock.

PRC companies are critical to the global semiconductor industry, and our current business is substantially concentrated in the PRC market. Our inability to build, or any delay in growing, our PRC-based operations would materially and adversely limit our operations and operating results, including our revenue growth.

ACM Shanghai’s status as a publicly traded company that is controlled, but less than wholly owned, by ACM Research could have an adverse effect on us.

In November 2021, we completed the STAR Listing and STAR IPO with respect to shares of ACM Shanghai. ACM Shanghai is our principal operating company and, prior to the STAR Listing process, was a wholly owned subsidiary of ACM Research. As the result of actions taken in connection with the STAR Listing and the STAR IPO, ACM Shanghai is no longer a wholly owned subsidiary of ACM Research, and the interests of ACM Shanghai may diverge from the interests of ACM Research and its other subsidiaries in the future. We may face conflicts of interest in managing, financing or engaging in transactions with ACM Shanghai, or allocating business opportunities between our subsidiaries, including future arrangements for operating subsidiaries other than ACM Shanghai to license and use our intellectual property. Substantially all of our intellectual property has been developed in the PRC and is owned by ACM Shanghai. As we expand our global operations through operating subsidiaries outside of the PRC, those operating subsidiaries may need to license intellectual property from ACM Shanghai in order to operate, and there can be no assurance that conflicts of interest will not preclude those operating subsidiaries from licensing the required intellectual property from ACM Shanghai on reasonable terms or at all.

ACM Research retains majority ownership of ACM Shanghai since the STAR IPO, but ACM Shanghai is managed by a separate board of directors and officers and those directors and officers will owe fiduciary duties to the various stakeholders of ACM Shanghai, including shareholders other than ACM Research. In the operation of ACM Shanghai’s business, there may be situations that arise whereby the directors and officers of ACM Shanghai, in the exercise of their fiduciary duties, take actions that may be contrary to the best interests of ACM Research.

In the future, ACM Shanghai may issue options, restricted shares and other forms of share-based compensation to its directors, officers and employees, which could dilute ACM Research’s ownership in ACM Shanghai. In addition, ACM Shanghai may engage in capital raising activities in the future that could further dilute ACM Research’s ownership interest.

ACM Research and ACM Shanghai both are public reporting companies but each is subject to separate, and potentially inconsistent, accounting and disclosure requirements, which may lead to investor confusion or uncertainty that could cause decreased demand for, or fluctuations in the price of, one or both of the companies’ publicly traded shares.

Since ACM Shanghai completed the STAR Listing and the STAR IPO in November 2021, it has been subject to accounting, disclosure and other regulatory requirements of the STAR Market. At the same time, ACM Research remains subject to accounting, disclosure and other regulatory requirements of the SEC and the Nasdaq Global Market, or Nasdaq. As a result, ACM Research and ACM Shanghai periodically will disclose information simultaneously pursuant to differing laws and regulations. Even though substantially all of the operations of ACM Research are currently conducted through ACM Shanghai, the information disclosed by the two companies will differ, and may differ materially from time to time, due to the distinct, and potentially inconsistent, accounting standards applicable to the two companies and disclosure requirements imposed by securities regulatory authorities, as well as differences in language, culture and expression habit, in composition of investors in the United States and PRC, and in the capital markets of the United States and the PRC.

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

Risks Related to Our Intellectual Property and Data Security

Our success depends on our ability to protect our intellectual property, including our SAPS, TEBO, Tahoe, ECP, furnace and other technologies.

Our commercial success depends in part on our ability to obtain and maintain patent and trade secret protection for our intellectual property, including our SAPS, TEBO, Tahoe, ECP, furnace and other technologies and the design of our Ultra C equipment, as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our intellectual property is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to our products and technologies could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to the COVID‑19 Pandemic

The outbreak of COVID‑19, the coronavirus, continues both in the United States and globally, and related government and private sector responsive actions are adversely affecting our business operations.

We have set forth below key risks from the COVID‑19 pandemic that we have identified or experienced to date. The situation continues to evolve, however, and it is impossible to predict the effect and ongoing impact of the COVID‑19 pandemic on our business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID‑19 were expected to be temporary, such measures have remained in effect, and have changed, over the last year, and the duration of the business disruptions, and related financial impact, cannot be estimated at this time. The COVID‑19 pandemic could ultimately reduce demand for our products and our customers’ chips and have a material adverse impact on our business, operating results and financial condition.

Substantially all of our operations are located in areas impacted by the COVID‑19 pandemic, and those operations have been, and may continue to be, adversely affected by the COVID‑19 pandemic.

We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by the COVID‑19 pandemic and related restrictions on transportation and public appearances. We cannot assure you that closures or reductions of our PRC operations or production may not be necessary in upcoming months as the result of business interruptions arising from protective measures being taken by the PRC and other governmental agencies or of other consequences of the COVID‑19 pandemic.

Our corporate headquarters are located in San Mateo County in the San Francisco Bay area. The effects of  actions taken by local governmental or other agencies may in the future may negatively impact productivity, disrupt our business and delay timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

The prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to enhance, develop and support existing products and services, detect and prevent spam and problematic content, hold product sales and marketing events, and generate new sales leads, among others. In addition, the changed environment under which we are operating could have an effect on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner. Additional and/or extended, governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. We may experience increased costs as we continue to maintain our facilities for a safe work environment, in addition to potential effects on our ability to compete effectively and maintain our corporate culture.

Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID‑19 pandemic could cause us to lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Our business may also be harmed if travel to or from the PRC or the United States continues to be restricted or inadvisable or if members of management and other employees are absent because they contract the coronavirus, they elect not to come to work due to the illness affecting others in our office or laboratory facilities, or they are subject to quarantines or other governmentally imposed restrictions.

Our global supply chain may be materially adversely impacted due to the COVID‑19 pandemic.

We rely upon the facilities of our global suppliers with operations in the PRC, Japan, Taiwan and the United States to support our business. We source the substantial majority of our components from Asia. The pandemic has resulted in significant governmental measures in many countries being implemented to control the spread of COVID‑19, including restrictions on manufacturing and the movement of employees both in and out of China and within many regions of the PRC. As a result of COVID‑19 and the measures designed to contain its spread, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, and transportation demands that may cause further delays. Supply chain constraints have intensified due to COVID-19, which has contributed to global shortages coupled with increased demand in the supply of semiconductors. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. While the disruptions and restrictions on the ability to travel, quarantines and temporary closures of the facilities of our suppliers, as well as general limitations on movement in the region, are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of components and materials that are essential to the operation of our business.  Moreover, our customers source a range of production equipment, supplies and services from other suppliers with operations around the world, and any reduction in supply capacity at those customers’ factories due to the COVID‑19 pandemic may reduce or even halt those customers’ production and result in a decrease in the demand for our products.

The COVID‑19 pandemic could negatively impact our currently planned projects and investments in the PRC..

Our strategy includes a number of plans to support the growth of our core business. In November 2021 we completed the STAR Listing and STAR IPO with respect to shares of ACM Shanghai, in May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a land use right in the Lingang region of Shanghai, and in July 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide floor space to support significantly increase production capacity and related research and development activities.. The extent to which COVID-19 impacts these projects will depend on future developments that are highly uncertain and cannot be predicted. If the disruptions posed by COVID‑19 and related government measures, or other matters of global concern, continue for an extensive period of time, our ability to consummate one or both of these planned projects could be materially adversely affected.

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

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, during the quarter ended December 31, 2020, such a suit was filed against our company and certain members of our management team as described in “Item 3.  Legal Proceedings.” Although the suit was dismissed with prejudice on January 10, 2022, similar litigation in the future could result in substantial costs and a diversion of our management’s attention and resources.

Few if any companies with stock publicly traded in the United States has effected a STAR Market listing of stock of a PRC-based subsidiary, and it is therefore difficult to predict the effect of the STAR Listing and STAR IPO on the Class A common stock.

The China Securities Regulatory Commission initially launched the STAR Market in June 2019 and trading on the Market began in July 2019. In November 2021 ACM Shanghai completed the STAR Listing and the STAR IPO. We believe we are one of the first publicly traded U.S. companies to complete an initial public offering of shares of a PRC subsidiary on the STAR Market. As a result, no assurance can be given regarding the effect of the STAR Listing and the STAR IPO on the market price of the Class A common stock. The market price of Class A common stock may be volatile or may decline, for reasons other than the risk and uncertainties described above, as the result of investor negativity or uncertainty with respect to the impact of the STAR Listing and STAR IPO.

ACM Research stockholders were not entitled to purchase ACM Shanghai shares in the pre-STAR Listing placement, and they may have limited opportunities to purchase ACM Shanghai shares now that the STAR Listing and the STAR IPO have been completed. Investors may elect to invest in our business and operations by purchasing ACM Shanghai shares on the STAR Market rather than purchasing ACM Research Class A common stock, and that reduction in demand could lead to a decrease in the market price for the Class A common stock.

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

Class B common stock has twenty votes per share and Class A common stock has one vote per share. As of February 23, 2022, stockholders who hold shares of Class B common stock, who consist principally of our executive officers, employees, directors and their respective affiliates, collectively held 65.5% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between Class B and Class A common stock, holders of Class B common stock collectively will continue to control a majority of the combined voting power of Class A common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 4.8% of all outstanding shares of Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of Class A common stock.

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

The experience of the current members of our management team in managing a publicly traded company, in particular a company that is a “large accelerated filer,” interacting with public company investors and complying with the increasingly complex laws pertaining to public companies is limited to their experience with our company since our initial public offering in November 2017. Our management team may not successfully or efficiently manage our transition to being a large accelerated filer subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition and operating results.

We have been a large accelerated filer since December 31, 2020, which has increased our costs and demands on management.

We have been a large accelerated filer since December 31, 2020 and therefore no longer qualify as an “emerging growth company,” as defined in the JOBS Act. As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not apply to us prior to December 31, 2020 due to our status as an emerging growth company. These requirements include, but are not limited to:
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

As a public company, and particularly as we are no longer an “emerging growth company,” effective as of December 31, 2020, we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities and Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of Nasdaq. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve as our executive officers or on the board of directors, particularly to serve on the audit and compensation committees.

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

Such short-seller attacks have caused, and may cause in the future, temporary or possibly long term, declines in the market price of Class A common stock and possible litigation initiated against us. During the quarter ended December 31, 2020, such a short-seller publication was issued with respect to our company and certain members of the management team, and was referenced by the plaintiffs in the litigation described in “Item 3.  Legal Proceedings.”

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

We conduct research and development, service support operations, and a portion of our manufacturing at ACM Shanghai’s headquarters. This facility consists of 60,000 square feet, of which 36,000 square feet are allocated for manufacturing, and is located in the Zhangjiang Hi Tech Park in Shanghai. We have leased this facility since 2007 and our lease currently extends until December 31, 2022.

In January 2018, ACM Shanghai entered into an operating lease for a second manufacturing space located in Shanghai, ten miles from its headquarters. The lease covers a total of 103,318 square feet, of which 100,000 square feet are allocated for production. The lease term expires on January 15, 2023.

In February 2021, ACM Shanghai entered into an operating lease for a second building located adjacent to the above-mentioned second manufacturing space to provide additional manufacturing space.  The lease covers  approximately 106,076 square feet of which 100,000 square feet are allocated for production.  The lease term expires on January 15, 2023.

In addition, we provide sales support and customer service operations from leased office space in Jiangyin and Wuxi in the PRC and Icheon in South Korea.

In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc. or Shengwei, entered into an agreement for a 50-year land use right in the Lingang region of Shanghai. In July 2020 Shengwei began a multi-year construction project for a new development and production center, with the objective of commencing production at the new facility in 2023. The planned 1,000,000 square foot facility will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide the floor space to support significantly more production capacity and related research and development activities when fully-staffed and supplied.

In connection with the Lingang facility project, on October 28, 2020, a wholly owned subsidiary of Shengwei entered into Shanghai Public Rental Housing Overall Pre-Sale Contracts with Shanghai Lingang Industrial Zone Public Rental Housing Construction and Operation Management Co., Ltd. for an aggregate price to us of approximately $40 million. Shengwei’s subsidiary received ownership of the apartment units and corresponding land use rights in January 2022 as part of a pilot project of public rental housing in the “rent before sale” park in the Lingang Industrial Zone. The contracts stipulate that, for a ten-year term, Shengwei’s subsidiary is obligated to manage the apartment units for public rental use in accordance with public rental housing standards and must rent the apartment units to employees of ACM Shanghai and its subsidiaries who work in the Lingang Industrial Zone. After that ten-year period expires, Shengwei’s subsidiary may use the apartment units as stock of commercial housing and may sell them separately in sets.

Item 3.	Legal Proceedings

Securities Class Action Lawsuit

On December 21, 2020, a putative class action lawsuit against our company and three of our executive officers was filed in the U.S. District Court for the Northern District of California under the caption Kain v. ACM Research, Inc., et al., No. 3:20-cv-09241, which we refer to as the Securities Class Action. The complaint alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought monetary damages in an unspecified amount as well as costs and expenses incurred in the litigation.  On April 15, 2021, the court appointed Mr. Kain as lead plaintiff, finding that no better suited candidates emerged during the statutory sixty-day period following public notice of the lawsuit. On May 27, 2021, defendants filed a motion to dismiss Mr. Kain’s complaint. On September 9, 2021, the court granted defendants’ motion to dismiss with leave to amend. On October 7, 2021, Mr. Kain filed a second amended complaint. On October 21, 2021, defendants filed a motion to dismiss Mr. Kain’s second amended complaint. On December 20, 2021, the court issued an order granting defendants’ motion to dismiss with leave to amend.  On January 10, 2022, Mr. Kain filed a stipulation of voluntary dismissal.  That same day, the court granted the stipulation and dismissed the case with prejudice.

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

Holders of Common Stock

As of February 23, 2022, there were 17,833,192 shares of Class A common stock outstanding held of record by 46 stockholders. The actual number of holders of Class A common stock is substantially greater and includes stockholders who are beneficial owners and whose shares are held of record by banks, brokers, and other financial institutions.

As of February 23, 2022, there were 1,695,604 shares of Class B common stock held of record by 18 stockholders.

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

Sales of Unregistered Securities

In 2021, we issued, pursuant to the exercise of stock options at per share exercise prices ranging from $0.75 to $1.50 per share, an aggregate of 170,850 shares of Class A common stock that were not registered under the Securities Act of 1933.

In 2021, we issued, pursuant to the exercise of a warrant at a per share exercise price of $7.50, an aggregate of 242,681 shares of Class A common stock that were not registered under the Securities Act of 1933.

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

Performance Graph

The following graph compares the total return of an investment of $100 in cash at the closing price of  November 3, 2017 through December 31, 2021 for (1) our common stock, (2) the Russell 1000 index, and (3) the Nasdaq Composite Index. All values assume reinvestment of all dividends.   Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among ACM Research, Inc., the Nasdaq Index, and the Russell 1000 Index

	Base Period		Years Ending
Company Name/Index	11/3/17	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21
ACM Research, Inc.	$100	$87	$180	$305	$1,343	$1,409
Russell 1000 Index	$100	$103	$97	$124	$148	$157
Nasdaq Composite Index	$100	$102	$98	$133	$191	$231

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We supply advanced, innovative capital equipment developed for the global semiconductor industry. Fabricators of advanced integrated circuits, or chips, can use our wet-cleaning and other front-end processing tools in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these tools for use in fabricating foundry, logic and memory chips, including dynamic random-access memory, or DRAM, 3D NAND-flash memory chips, and compound semiconductor chips. We also develop, manufacture and sell a range of advanced packaging tools to wafer assembly and packaging customers.

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

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea. Substantially all of our tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which facilities now encompass a total of 236,000 square feet of floor space for production capacity, with 100,000 square feet having been added in 2021. In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a land use right in the Lingang region of Shanghai. In July 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new 1,000,000 square foot development and production center. that will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide the floor space to support significantly increased production capacity and related research and development activities.  See “Item 2. Properties” of Part I of this report.

Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO, Tahoe, ECP, furnace and other technologies, and enable us to design innovative products and solutions to address their needs.

STAR Market Listing and IPO

On November 18, 2021, ACM’s operating subsidiary ACM Shanghai completed:

•	a listing, which we refer to as the STAR Listing, of shares of ACM Shanghai on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market; and
•	a concurrent initial public offering, which we refer to as the STAR IPO, of ACM Shanghai shares in the PRC, at a pre-offering valuation of not less than RMB 5.15 billion ($747.1 million).

Following the completion of the STAR IPO, ACM Shanghai’s began trading on the STAR Market under the stock code 688082. In the STAR IPO, ACM Shanghai issued 43,355,753 shares, representing ten percent of the total 433,557,100 shares outstanding after the STAR IPO.  The shares were issued at a public offering price of RMB 85.00 per share, and the proceeds of the STAR IPO totaled approximately $545.5 million, net of fees and expenses. Upon completion of the STAR IPO, ACM owned approximately 82.5% of the outstanding ACM Shanghai shares. The net proceeds of the STAR IPO are expected to be used to fund:

•	the land lease for, and construction of, ACM Shanghai’s proposed development and production center in the Lingang region of Shanghai;
•
product development to upgrade and expand our process equipment targeted at more advanced process nodes, including technical improvement and development of TEBO megasonic cleaning equipment, Tahoe single wafer wet bench combined cleaning equipment, front-end brush scrubbing equipment, auto bench and backside cleaning equipment, electroplating equipment, stress free polish equipment, vertical furnace equipment, and additional new products to expand our product portfolio; and

•	working capital.

We believe the STAR Listing will help us scale our business in mainland PRC, as we continue to seek to broaden our markets in Europe, Japan, South Korea, Taiwan and the United States. Our global headquarters will continue to be located in Fremont, California, and we are committed to maintaining the listing of Class A common stock on the Nasdaq Global Market.

COVID–19 Pandemic

Following its initial outbreak in December 2019, COVID–19, or the coronavirus, spread across the PRC, the United States and globally. The COVID–19 pandemic has affected our business and operating results since the first quarter of 2020. Since that time, our personnel have been largely unable to travel between our offices in the United States and our facilities in the PRC has been and will likely continue to be  restricted, which has and may continue to impact our ability to effectively operate our company and to oversee our operations. The COVID–19 situation continues to evolve, and it is impossible for us to predict the effect and ultimate impact of the COVID–19 pandemic on our business operations and results. We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business, including our operations, customers, suppliers and projects.  While the ongoing regulatory measures instituted or recommended in response to COVID–19 are expected to be temporary, the duration of the business disruptions, and related financial impact, of the pandemic cannot be estimated at this time. For an explanation of some of the risks we potentially face, please read carefully the information provided under “Item 1A. Risk Factors—Risks Related to the COVID–19 Pandemic,” of part I of this report.

The following summary reflects our expectations and estimates based on information known to us as of the date of this filing:

•
Operations: We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by the COVID–19 pandemic and related restrictions on transportation and public appearances. Currently substantially all of our staff have returned to work at both of our Shanghai facilities. To date we have not experienced absenteeism of management or other key employees, other than certain of our executive officers being delayed in traveling back to the PRC when working from our California office. Our corporate headquarters are located in Alameda County in the San Francisco Bay Area and are the subject of a number of state and county public health directives and orders. These actions have not negatively impacted our business to date, however, because of the limited number of employees at our headquarters and the nature of the work they generally perform.

•
Customers: Our customers’ business operations have been, and are continuing to be, subject to business interruptions arising from the COVID–19 pandemic. Historically a majority of our revenue has been derived from customers located in the PRC and surrounding areas that have been impacted by COVID–19. Two customers that accounted for 48.9% of our revenue in 2021 are based in the PRC, and three customers that accounted for 75.8% of our revenue in 2020, and  73.8% of our revenue in 2019 are based in the PRC and South Korea. One of those customers, Yangtze Memory Technologies Co., Ltd. — which accounted for 20.2% of our 2021 revenue, 26.8% of our 2020 revenue, and 27.5% of our 2019 revenue — is based in Wuhan. While Yangtze Memory Technologies Co., Ltd. and other key customers continued to operate their fabrication facilities without interruption during and after the first quarter of 2020, have been forced to restrict access of service personnel and deliveries to and from their facilities. We have experienced longer and in some cases more costly shipping expenses in the delivery of tools to certain customers.

•
Suppliers: Our global supply chain includes components sourced from the PRC, Japan, Taiwan, the United States and Europe. While, to date, we have not experienced material issues with our supply chain, supply chain constraints have intensified due to COVID-19, contributing to global shortages in the supply of semiconductors and other materials used in the production of our own tools. As with our customers, we continue to be in close contact with our key suppliers to help ensure we are able to identify any potential supply issues that may arise.

•
Projects: Our strategy includes a number of plans to support the growth of our core business, including ACM Shanghai’s acquisition of a land use right in the Lingang area of Shanghai where we began construction of a new research and development center and factory in July 2020. The extent to which COVID–19 impacts these projects will depend on future developments that are highly uncertain, but to date, the timing of these ongoing projects has not been delayed or significantly  disrupted by COVID–19 or related government measures.

Key Components of Results of Operations

Revenue

We develop, manufacture and sell innovative capital equipment to the global semiconductor industry. Because we sell tools to a small number of customers and we customize those tools to fulfill the customers’ specific requirements, our revenue generation fluctuates, depending on the length of the sales, development and evaluation phases:
●
Sales and Development. During the sale process we may, depending on a prospective customer’s specifications and requirements, need to perform additional research, development and testing to establish that a tool can meet the prospective customer’s requirements. We then host an in-house demonstration of the customized tool prototype. Sales cycles for orders that require limited customization and do not require that we develop new technology usually take from 6 to 12 months, while the product life cycle, including the initial design, demonstration and final assembly phases, for orders requiring development and testing of new technologies can take as long as 2 to 4 years. As we expand our customer base, we expect to gain more repeat purchase orders for tools that we have already developed and tested, which will reduce the need for a demonstration phase and shorten the development cycle.

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

●
Purchase Orders. In accordance with industry practice, sales of our tools are made pursuant to purchase orders. Each purchase order from a customer for one of our tools contains specific technical requirements intended to ensure, among other things, that the tool will be compatible with the customer’s manufacturing process line. Until a purchase order is received, we do not have a binding purchase commitment. Some of our customers to date have provided us with non-binding one- to two-year forecasts of their anticipated demands, and we expect future customers to furnish similar non-binding forecasts for planning purposes. Any of those forecasts would be subject to change, however, by the customer at any time, without notice to us.

●
Fulfillment. We seek to obtain a purchase order for a tool from three to four months in advance of the expected delivery date. Depending upon the nature of a customer’s specifications, the lead time for production of a tool generally will extend from two to four months. The lead-time can be more than six months, however, and in some cases we may need to begin producing a tool based on a customer’s non-binding forecast, rather than waiting to receive a binding purchase order.

We expect our sales prices generally to range from $0.5 million to more than $5 million for our production tools. The sales price of a particular tool will vary depending upon the required specifications. We have designed equipment models using a modular configuration that we customize to meet customers’ technical specifications. For example, our Ultra C models for SAPS, TEBO and Tahoe solutions use common modular configurations that enable us to create a wet-cleaning tool meeting a customer’s specific requirements, while using pre-existing designs for chamber, electrical, chemical delivery and other modules.

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

Substantially all of our sales in 2021, 2020 and 2019 were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.

We utilize the guidance set forth in Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), of the Financial Accounting Standards Board, or FASB, regarding the recognition, presentation and disclosure of revenue in our financial statements as described below under “—Critical Accounting Estimates—Revenue Recognition.”

We offer extended maintenance service contracts to provide services such as trouble-shooting or fine-tuning tools, and installing spare parts, following expiration of applicable initial standard assurance type warranty coverage periods, which for sales to date have extended from 12 to 36 months as described under “—Critical Accounting Estimates—Warranty.” A limited number of the single-wafer wet cleaning tools we have sold to date are no longer covered by their initial warranties. In 2021, 2020 and 2019, we received payments for parts and labor for service activities provided from time to time, but as of December 31, 2021 we had not yet entered into extended maintenance service contracts with respect to the substantial majority of tools for which initial warranty coverage had expired. We expect to enter into extended maintenance service contracts with customers as additional initial warranties expire, but we do not expect revenue from extended maintenance service contracts to represent a material portion of our revenue in the future.

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

Gross Margin

Our gross margin was 44.2% in 2021, 44.4% in 2020, and 47.1% in 2019. Gross margin varies from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to range between 40% and 45% for the foreseeable future, with direct manufacturing costs approximating 50% to 55% of revenue and overhead costs totaling approximately 5% of revenue.

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

Sales and Marketing

Sales and marketing expense accounted for 10.3% of our revenue in 2021, 10.7% of our revenue in 2020, and 11.1% of our revenue in 2019. Sales and marketing expense consists primarily of:
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

Research and Development

Research and development expense accounted for 13.2% of our revenue in 2021, 12.2% of our revenue in 2020 and 12.0% of our revenue in 2019. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:
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

We expect that, for the foreseeable future, research and development expense will increase in absolute dollars and will increase to a higher percentage of revenue than incurred in 2021, as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our cleaning, plating, advanced packaging, furnace and future product offerings to build and maintain our technology leadership position.

General and Administrative

General and administrative expense accounted for 5.9% of our revenue in 2021, 7.8% of our revenue in 2020, and 7.5% of our revenue in 2019. General and administrative expense consists primarily of:
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

Cost of revenue and operating expenses during the periods presented below have included stock-based compensation as follows:

	Year Ended December 31,
	2021	2020	2019

Stock-Based Compensation Expense:
Cost of revenue	$397	$175	$250
Sales and marketing expense	1,802	1,199	328
Research and development expense	1,115	763	1,093
General and administrative expense	1,803	3,491	1,901
	$5,117	$5,628	$3,572

We recognized stock-based compensation expense to employees of $5.0 million in 2021, $5.2 million in 2020 and $2.3 million in 2019.

As of December 31, 2021 and 2020, we had $9.5 million and $8.7 million, respectively, of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested ACM stock-based awards. These are expected to be recognized over a weighted-average period of 1.61 years and 1.89 years, respectively. As of December 31, 2021 and 2020, we had an additional $0.5 million and $0.8 million, respectively of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested ACM Shanghai stock-based awards.

We recognized stock-based compensation expense to non-employees of $0.1 million in 2021, $0.4 million in 2020, and $1.3 million in 2019.

PRC Government Research and Development Funding

ACM Shanghai has received seven special government grants. The first grant, which was awarded in 2008, relates to the development and commercialization of 65nm to 45nm stress-free polishing technology. The second grant was awarded in 2009 to fund interest expense on short-term borrowings. The third grant was made in 2014 and relates to the development of electro copper-plating technology. The fourth grant was made in June 2018 and related to development of polytetrafluoroethylene. The fifth grant was made in 2020, and relates to the development of Tahoe single bench cleaning technologies.  As of December 31, 2021, the fourth and fifth grants had been fully utilized. The sixth grant was made in 2020, and relates to the development of other cleaning technologies. The seventh grant was made in 2021, and relates to the development of the R&D and production center in the Lin-gang Special Area of Shanghai. These governmental authorities provide significant funding, although ACM Shanghai and ACM Shengwei is also required to invest certain amounts in the projects.

The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds ACM Shanghai receives. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2021, 2020 and 2019, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $11.3 million, $2.7 million , and $3.2 million, respectively.

●
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the years ended December 31, 2021, 2020 and 2019, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $200,000, $149,000, and $147,000, respectively.

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

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

As described above under “STAR Market Listing and IPO”, in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares, after which ACM Research held the remaining 91.7% of ACM Shanghai’s outstanding shares. In 2021 ACM Shanghai sold a total number shares representing an additional 10% of its outstanding ACM Shanghai shares in its STAR IPO, after which ACM Research held the remaining 82.5% of ACM Shanghai’s outstanding shares. During the second quarter of 2020, the redemption feature of the private placement funding terminated and the aggregate proceeds of the funding were reclassified from redeemable non-controlling interests to non-controlling interests. As a result, we reflect, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares.

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
●
a shipment to a customer of a type of tool that the customer is receiving and evaluating for the first time, in each case a “first tool,” for which we may recognize revenue at a later date, subject to the customer’s acceptance of the tool upon the tool’s satisfaction of applicable contractual requirements or subject to the costumer’s subsequent discretionary commitment to purchase the tool.

“First tool” shipments can be made to either an existing customer that has not previously accepted that specific type of tool in the past ─ for example, a delivery of a SAPS V tool to a customer that previously had received only SAPS II tools ─ or to a new customer that has never purchased any tool from us.

Shipments totaled $372 million in 2021, $182 million for 2020, and $115 million for 2019.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Adjusted EBITDA Data:
Net Income	$42,921	$21,677	$19,458
Interest expense, net	260	85	412
Income tax expense (benefit)	134	(2,382)	(518)
Depreciation and amortization	2,353	1,055	788
Stock based compensation	5,117	5,628	3,572
Change in fair value of financial liability	-	11,964	-
Unrealized gain on trading securities	(607)	(12,574)	-
Adjusted EBITDA	$50,178	$25,453	$23,712

Adjusted EBITDA was $50.2 million in 2021, as compared to $25.5 million in 2020 and $23.7 million in 2019.

The increase of $24.7 million from 2020 to 2021 reflected increases of $21.2 million in net income, $12.0 million in unrealized gain on trading securities, $2.5 million change due to income tax expense as compared to income tax benefit, $1.3 million in depreciation and amortization, and $0.2 million in interest expense, net, offset by a decrease of $12.0 million in change in fair value of financial liability.  The increase of $1.7 million from 2019 to 2020 reflected an increase of $2.2 million in net income, and an increase of $2.1 million of stock-based compensation, partially offset by a $1.9 million higher income tax benefit and the offsetting impact of change in fair value of financial liability and unrealized gain on trading securities.

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

Free Cash Flow

The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Free Cash Flow Data:
Net cash used in (provided by) in operating activities	$(40,093)	$(13,547)	$9,403
Purchase property and equipment	(9,153)	(5,211)	(971)
Purchase of intangible assets	(559)	(324)	(154)
Purchase of land-use-right	-	(9,744)	-
Prepayment for property	-	(40,206)	-
Purchase of trading securities	-	(15,020)	-
Free cash flow	$(49,805)	$(84,052)	$8,278

Free cash flow used in operating activities in 2021 decreased by $34.2 million as compared to 2020,  due no prepayment for property, no purchase of trading securities, and no purchase of land-use rights in 2021, versus a prepayment of $40.2 million, purchase of trading securities of $15.0 million and purchase of land-use right of $9.7 million in 2020, offset by an increase of $26.5 million in net cash used in operating activities and an increase of  $4.2 million in purchase of property and equipment and intangible assets.  Free cash flow in 2020 declined by $92.3 million as compared to 2019,  due to a prepayment for property of $40.2 million,  a net decline of $23.0 million of cash from operations, $15.0 million purchase of trading securities, $9.7 million purchase of land-use right, and a $4.2 million increase in purchase of property and equipment and intangible assets.  Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures.

Adjusted Operating Income

Adjusted operating income excludes stock-based compensation from income (loss) from operations. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. The use of non-GAAP financial measures excluding stock-based compensation has limitations, however. If we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher and our cash holdings would be less. The following tables reflect the exclusion of stock-based compensation, or SBC, from line items comprising income (loss) from operations:

`	Year Ended December 31,
	2021			2020			2019
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$259,751	$-	$259,751	$156,624	$-	$156,624	$107,524	$-	$107,524
Cost of revenue	(144,895)	(397)	(144,498)	(87,025)	(175)	(86,850)	(56,870)	(250)	(56,620)
Gross profit	114,856	(397)	115,253	69,599	(175)	69,774	50,654	(250)	50,904
Operating expenses:
Sales and marketing	(26,733)	(1,802)	(24,931)	(16,773)	(1,199)	(15,574)	(11,902)	(328)	(11,574)
Research and development	(34,207)	(1,115)	(33,092)	(19,119)	(763)	(18,356)	(12,900)	(1,093)	(11,807)
General and administrative	(15,214)	(1,803)	(13,411)	(12,215)	(3,491)	(8,724)	(8,061)	(1,901)	(6,160)
Income (loss) from operations	38,702	(5,117)	43,819	21,492	(5,628)	27,120	17,791	(3,572)	21,363

Adjusted operating income in 2021, as compared to 2020 reflected and increase in operating income of $17.2  million and a decrease in stock-based compensation of $0.5 million. Adjusted operating income in 2020, as compared to 2019 reflected increases in operating income of $3.7 million and stock-based compensation of $2.0 million.

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

Revenue Recognition

We derive revenue principally from the sale of semiconductor capital equipment. Revenue from contracts with customers is recognized using the following five steps pursuant to the ASC Topic 606, Revenue from Contracts with Customers:

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

Stock-Based Compensation

We account for grants of stock options based on their grant date fair value and recognize compensation expense over the vesting periods. We estimate the fair value of the stock options granted with service period-based condition at the date of grant using the Black-Scholes option pricing model. We estimate the fair value of the stock options granted with market-based condition at the date of grant using the Monte Carlo simulation model.

For options granted with a service period based condition, stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. We estimate the fair value of these stock option grants using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award and (d) the expected dividend yield.

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

Inventory

Inventories consist of finished goods, raw materials, work-in-process and consumable materials. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Inventory is stated at the lower of cost and net recognizable value of the inventory at December 31, 2021 and 2020. The cost of a general inventory item is determined using the weighted average method. The cost of an inventory item purchased specifically for a customized tool is determined using the specific identification method. Market value is determined as the lower of replacement cost and net realizable value, which is the estimated selling price, in the ordinary course of business, less estimated costs to complete or dispose.

We assess the recoverability of all inventories quarterly to determine if any adjustments are required. We write down excess or obsolete tool-related inventory based on management’s analysis of inventory levels and forecasted 12-month demand and technological obsolescence and spare parts inventory based on forecasted usage. These factors are affected by market and economic conditions, technology changes, new product introductions and changes in strategic direction, and they require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and those differences may have a material effect on recorded inventory values. We had an inventory reserve of $1.2 million at December 31, 2021, and $1.1 million at December 31, 2020.

Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges.

Allowance for Doubtful Accounts

Accounts receivable are reflected in our consolidated balance sheets at their estimated collectible amounts. A substantial majority of our accounts receivable are derived from sales to large multinational semiconductor manufacturers in Asia. We follow the allowance method of recognizing uncollectible accounts receivable, pursuant to which we regularly assess our ability to collect outstanding customer invoices and make estimates of the collectability of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (a) accounts receivable and historical bad debts experience, (b) any circumstances of which we are aware of a customer’s inability to meet its financial obligations, (c) changes in our customer payment history, and (d) our judgments as to prevailing economic conditions in the industry and the impact of those conditions on our customers. If circumstances change, such that the financial conditions of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to record additional allowances, which would result in a reduction of our net income.  No allowance for doubtful accounts was considered necessary at December 31, 2021 or 2020.

Valuation of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than we had originally estimated. When these events or changes occur, we evaluate the impairment of the long-lived assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying value of the assets, we recognize an impairment loss based on the excess of the carrying value over the fair value. No impairment charge was recognized in 2021 and 2020.

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

We maintained a partial valuation allowance as of December 31, 2021 with respect to certain net deferred tax assets based on our estimates of recoverability. We determined that the partial valuation allowance was appropriate given our historical operating losses and uncertainty with respect to our ability to generate profits from our business model sufficient to take advantage of the deferred tax assets in all applicable tax jurisdictions.

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

Warranty

We have provided standard assurance type warranty coverage on our tools for 12 to 36 months, covering labor and parts necessary to repair a tool during the warranty period.  We account for the estimated warranty cost as sales and marketing expense at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, we calculate a rate of warranty expenses to revenue to determine the estimated warranty charge. We update these estimated charges on a regular basis. The actual product performance and field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly.  As of December 31, 2021 and 2020, we had accrued $6.6 million and $4.0 million, respectively, in liability contingency for potential warranty claims.

Financial Liability Carried at Fair Value

As described in note 15 in the Notes to Consolidated Financial Statements, in preparation for the STAR IPO we entered into two agreements with Shengxin (Shanghai) Management Consulting Limited Partnership, or SMC, relating to outstanding obligations for which we had agreed to deliver certain consideration. We accounted for this consideration as a financial liability and applied fair value option methodology to measure the consideration in accordance with ASC 825-10-15-4a. On July 29, 2020 we entered into an amended agreement with SMC under which, in settlement of the financial liability, we issued to SMC a warrant to purchase shares of Class A common stock. The financial liability was remeasured to fair value as of July 29, 2020 and was retired upon issuance of the warrant. The warrant was initially measured at fair value at the issuance date and classified as equity permanently in accordance with ASC Topic 815, Derivatives and Hedging. Estimates related to this item required significant judgment, and a change in the estimates could have a material effect on our results of operations during the periods involved.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements impacting our company, see note 2 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Year Ended December 31,
	2021	2020	2019
Revenue	100.0%	100.0%	100.0%
Cost of revenue	55.8	55.6	52.9
Gross margin	44.2	44.4	47.1
Operating expenses:
Sales and marketing	10.3	10.7	11.1
Research and development	13.2	12.2	12.0
General and administrative	5.9	7.8	7.5
Total operating expenses, net	29.4	30.7	30.6
Income from operations	14.8	13.7	16.5
Interest income (expense), net	(0.1)	(0.1)	(0.4)
Change in fair value of financial liability	-	(7.6)	-
Unrealized gain on trading securities	0.2	8.0	-
Other income (expense), net	(0.2)	(2.2)	1.3
Equity income in net income of affiliates	1.8	0.4	0.2
Income before income taxes	16.5	12.3	17.6
Income tax benefit (expense)	(0.1)	1.5	0.5
Net income	16.4	13.8	18.1
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	2.0	1.8	0.4
Net income attributable to ACM Research, Inc.	14.4%	12.0%	17.7%

Comparison of Year Ended December 31, 2021, 2020 and 2019

Revenue

	Year Ended December 31,
	2021	2020	2019
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$189,208	$131,248	90,501
ECP (front-end and packaging), Furnace and Other Technologies	33,210	13,343	6,900
Advanced Packaging (excluding ECP), Services & Spares	37,333	12,033	10,124
Total Revenue By Product Category	$259,751	$156,624	107,524

Wet cleaning and other front-end processing tools	$202,268	$136,317	90,935
Advanced packaging, other processing tools, services and spares	57,483	20,307	16,590
Total Revenue Front-end and Back-End	$259,751	$156,624	107,524

	Year Ended December 31,
	2021	2020	2019
Mainland China	$258,615	$154,359	103,467
Other Regions	1,136	2,265	4,057
	$259,751	$156,624	107,524

Revenue for 2021 compared to 2020 increased by $103.1 million. The increase was due to a $66.0 million increase in revenue from wet cleaning and other front-end processing tools, and a $37.2 million increase in revenue from advanced packaging, other processing tools, services and spares.  Revenue for 2020 compared to 2019 increased by $49.1 million. The increase was due to a $45.4 million increase in revenue from wet cleaning and other front-end processing tools, and a $3.7 million increase in revenue from advanced packaging and other processing tools, services and spares.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2021	2020	2019	% Change 2021 v 2020	% Change 2020 v 2019
	(in thousands)
Cost of revenue	$144,895	$87,025	$56,870	66.5%	53.0%
Gross profit	114,856	69,599	50,654	65.0%	37.4%
Gross margin	44.2%	44.4%	47.1%	-0.2	-2.67

Cost of revenue increased $57.9 million, and gross profit increased $45.3 million, for 2021 compared to 2020, reflecting the growth in sales. Gross margin decreased by 22 basis points, primarily due to  differences in product mix in 2021 versus 2020.  Cost of revenue increased $30.1 million, and gross profit increased $18.9 million, for 2020 compared to 2019, reflecting the growth in sales at lower gross margin levels. Gross margin decreased by 267 basis points, primarily due to  differences in product mix in 2020 versus 2019.

Operating Expenses

	Year Ended December 31,
	2021	2020	2019	% Change 2021 v 2020	% Change 2020 v 2019
	(in thousands)
Sales and marketing expense	$26,733	$16,773	$11,902	59.4%	40.9%
Research and development expense	34,207	19,119	12,900	78.9%	48.2%
General and administrative expense	15,214	12,215	8,061	24.6%	51.5%
Total operating expenses	$76,154	$48,107	$32,863	58.3%	46.4%

Sales and marketing expense increased by $10.0 million for 2021 as compared to 2020, primarily due to an increase in services costs including travel and warranty support, employee payroll and benefits, stock-based compensation, and sales commissions.  Sales and marketing expense increased by $4.9 million for 2020 as compared to 2019, primarily due to an increase in employee count, salaries, stock-based compensation,  and sales commissions.

Research and development expense increased $15.1 million for 2021 as compared to 2020, primarily due to an increase in employee payroll and benefits, cost of components and other research and development supplies, travel, and other related expenses. Research and development expense represented 13.2% and 12.2% of our revenue in 2021 and 2020, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $45.5 million, or 17.5% of revenue, in 2021 and $21.2 million, or 13.6% of revenue, in 2020.

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

General and administrative expense increased $3.0 million for 2021 as compared to 2020, primarily due to increased employee payroll and benefits, and an increase in legal, payroll tax and other fees. General and administrative expense increased $4.2 million for 2020 as compared to 2019, primarily due to an increase in stock-based compensation, increased employee count, and an increase in legal, payroll tax and other fees.

Change in fair value of financial liability and trading securities

	Year Ended December 31,
	2021	2020	2019	% Change 2021 v 2020	% Change 2020 v 2019
	(in thousands)
Unrealized gain on trading securities	607	12,574	-	-95.2%	NM
Change in fair value of financial liability and trading securities	-	(11,964)	-	NM	NM

Unrealized gain on trading securities was $0.6 million for 2021 as compared to $12.6 million for 2021 and nil  for 2019, due to an increase in the market value of securities purchased from the original cost basis in July of 2020 to the closing price on December 31, 2021 and 2020, respectively as described in note 16.  Change in fair value of financial liability was nil for 2021 as compared to ($12.0) million for 2020 and nil for 2019.  The change in 2020 was due to the non-cash, non-operating expense related to transactions as described in note 15.

Other Income and Expenses

	Year Ended December 31,
	2021	2020	2019	% Change 2021 v 2020	% Change 2020 v 2019
	(in thousands)
Interest Income	$505	$897	$333	-43.7%	169.4%
Interest Expense	(765)	(982)	(745)	-22.1%	31.8%
Interest Income (expense), net	$(260)	$(85)	$(412)	205.9%	-79.4%

Other income (expense), net	$(631)	$(3,377)	$1,393	-81.3%	-342.4%

Interest income (expense), net, consists of interest incurred from outstanding short-term and long-term borrowings, offset by interest earned on net cash balances.  Interest income (expense), net, increased to ($260,000) in 2021 from ($85,000) in 2020, principally as a result of reduced interest income from lower interest rates on reduced cash balances, partly offset by reduced interest expenses incurred from short-term and long-term bank loans.  Interest income (expense), net, decreased to ($85,000) in 2020 from ($412,000) in 2019, principally as a result of increased interest income earned from higher cash balances, partly offset by increased interest expenses incurred from higher short term bank loans.

Other income (expense), net primarily reflects (a) gains or losses recognized from the effect of exchange rates on our foreign currency-denominated asset and liability balances and (b) depreciation of assets acquired with government subsidies, as described under “—Key Components of Results of Operations—PRC Government Research and Development Funding” above. Our other income (expense), net was ($0.6 million) in 2021 due primarily to losses due to the effect of exchange rate fluctuations, ($3.4 million) million in 2020 due primarily to losses due to the effect of exchange rate fluctuations, and other income (expense), net of $1.4 million in 2019 due primarily to gains due to the effect of exchange rate fluctuations.

Income Tax Benefit (Expense)

The following presents components of income tax benefit (expense) for the indicated periods:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
U.S. federal	$(91)	$(61)	-
U.S. state	(2)	(2)	-
Foreign	(2,195)	(2,014)	(3,176)
Total current tax expense	(2,288)	(2,077)	(3,176)
Deferred:
U.S. federal	2,089	7,325	3,728
U.S. state	-	-	-
Foreign	65	(2,866)	(34)
Total deferred tax benefit	2,154	4,459	3,694
Total income tax benefit (expense)	$(134)	$2,382	$518

As we collect and prepare necessary data, and interpret the guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in 2021.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for PRC income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services. Our three PRC subsidiaries, ACM Shanghai, ACM Wuxi, and ACM Shengwei, are liable for PRC corporate income taxes at the rates of 12.5%, 25%, and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 12.5%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012, in 2016, and again in 2018, with an effective period of three years.

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

Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income attributable to non-controlling interests and redeemable non-controlling interests	$5,607	$6,858	$483

As described above under “STAR Market Listing and IPO”, in 2019, ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares, after which ACM Research held the remaining 91.7% of ACM Shanghai’s outstanding shares. In 2021 ACM Shanghai sold a total number shares representing an additional 10% of its outstanding ACM Shanghai shares in its STAR IPO, after which ACM Research held the remaining 82.5% of ACM Shanghai’s outstanding shares. During the second quarter of 2020, the redemption feature of the private placement funding terminated and the aggregate proceeds of the funding were reclassified from redeemable non-controlling interests to non-controlling interests. As a result, we reflect, as net income attributable to non-controlling interests and redeemable non-controlling interests, the portion of our net income allocable to the minority holders of ACM Shanghai shares.

Liquidity and Capital Resources

During 2021, we funded our technology development and operations principally through our beginning cash balance and short-term borrowings by ACM Shanghai from local financial institutions.

We believe our existing cash and cash equivalents, including proceeds from the STAR IPO, our cash flow from operating activities, and short-term bank borrowings by ACM Shanghai will be sufficient to meet our anticipated cash needs for at least the next twelve months. We do not expect that our anticipated cash needs for the next twelve months will require our receipt of any PRC government subsidies. Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, and the timing of investment in our research and development as well as sales and marketing. To the extent our cash and cash equivalents, cash flow from operating activities and short-term bank borrowings are insufficient to fund our future activities in accordance with our strategic plan, we may determine to raise additional funds through public or private debt or equity financings or additional bank credit arrangements. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is necessary or desirable, we may not be able to obtain bank credit arrangements or to affect an equity or debt financing on terms acceptable to us or at all.  As of December 31, 2021 and 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the Securities and Exchange Commission.

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

In exchange for its land use rights, Shengwei Research (Shanghai), Inc. paid aggregate grant fees of RMB 61.7 million ($9.5 million), and a performance deposit of RMB 12.3 million ($1.9 million), which is equal to 20% of the aggregate grant fees, to secure its achievement of the following performance milestones:

•	the start of construction within 6 months after the Delivery Date (60% of the performance deposit);
•	the completion of construction within 30 months after the Delivery Date (20% of the performance deposit); and
•	the start of production within 42 months after the Delivery Date (20% of the performance deposit).

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

Sources of Funds

Equity and Equity-related Securities. During the year ended December 31, 2021, we received proceeds of $545.5 million from the issuance of STAR IPO shares (as described above under “—STAR Market Listing and IPO”), proceeds of $3.4 million from sales of Class A common stock pursuant to option exercises, and proceeds of $1.8 million pursuant to a warrant exercise for shares of Class A common stock.

Short-Term and Long-Term Loan Proceeds and Facilities. During the year ended December 31, 2021, we decreased our total borrowings by $10.7 million by reducing net short term borrowing to $9.6 million as compared to $26.1 million in 2020, and by increasing our long-term borrowing to $25.4 (including current portion of long-term borrowing) million as compared to $19.6 in 2020. We have short-term and long-term borrowings with five banks as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at December 31, 2021
				(in thousands)
Bank of Shanghai Pudong Branch	June 2021	June 2022	2.70%	RMB100,000	RMB29,439
				$15,680	$4,616
China Everbright Bank	July 2021	October 2022	1.95%	RMB150,000	RMB21,731
				$23,520	$3,407
Bank of Communications	October 2021	October 2022	3.85%	RMB60,000	RMB10,000
				$9,408	$1,568
China Merchants Bank	November 2020	Repayable by installments and the last installments repayble in November 2030	4.65%	RMB128,500	RMB117,281
				$20,149	$18,390
Bank of China	June 2021	Repayable by installments and the last installments repayble in June 2024	2.60%	RMB10,000	RMB9,500
				$1,568	$1,490
Bank of China	September, 2021	Repayable by installments and the last installments repayble in September 2021	2.60%	RMB35,000	RMB35,000
				$5,487	$5,487
				$75,812	$34,958

(1)
Converted from RMB to dollars as of December 31, 2021. All of the amounts owing under the line of credit of Bank of Shanghai, Pudong Branch is guaranteed by CleanChip Technologies LTD, a wholly owned subsidiary of ACM Shanghai.

Government Research and Development Grants. As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai and its subsidiaries has received research and development grants from local and central PRC governmental authorities. ACM Shanghai and its subsidiaries received cash payments of $5.2 million related to such grants in 2021, as compared to $6.2 million related to such grants in 2020. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Working Capital. The following table sets forth selected working capital information:

December 31, 2021
(in thousands)
Cash and cash equivalents	$563,067
Accounts receivable, less allowance for doubtful amounts	105,553
Inventory	218,116
Working capital	$886,736

Our cash and cash equivalents at December 31, 2021 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Cash Flow used in Operating Activities. Our operations used cash flow of $40.1 million during the year ended December 31, 2021. Our cash flow from operating activities is influenced by (a) the level of net income, (b) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (c) the number of first tools or ‘demo’ tools delivered to customers for evaluation, (d) increases in the number of customers using our products, and (e) the amount and timing of payments by customers.

Capital Expenditures. We incurred $9.7 million in capital expenditures during the year ended 2021, versus $5.5 million in million capital expenditures in 2020.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating, investing and financing activities, we are exposed to market risks such as interest rate risk and foreign currency exchange rate risk. We are also exposed to credit risk as a result of our normal business activities.

Foreign Currency Exchange Risk

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency, while the functional currency of our subsidiaries in the PRC is RMB, and the functional currency of our subsidiary in South Korea is the South Korean Won, or the KRW. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of the transactions. Any difference between the initially recorded amount and the settlement amount is recorded as a gain or loss on foreign currency transaction in our consolidated statements of operations. Monetary assets and liabilities denominated in a foreign currency are translated at the functional currency rate of exchange as of the date of a consolidated balance sheet. Any difference is recorded as a gain or loss on foreign currency translation in the appropriate consolidated statement of operations. In accordance with ASC Topic 830, Foreign Currency Matters, we translate the assets and liabilities into U.S. dollars from RMB using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in stockholders’ equity as part of accumulated other comprehensive income.

The majority of our business is conducted through our ACM Shanghai subsidiary that manufactures and sells our products in various global markets, and we also have operations in South Korea, the Taiwan Region, the United States, and other countries. We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase raw materials, pay wages, and make payments to our supply chain in foreign currencies, primarily RMB, and also the KRW. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates.  For example, because of our significant manufacturing operations in the PRC, a weakening RMB is advantageous and a strengthening RMB is disadvantageous to our financial results. At this time, we have not established a formal hedging policy to attempt to reduce the inherent risks of potential currency fluctuations on our global operations.  We report the impact of foreign exchange fluctuations in the other income (expense) line item of our Consolidated Statements of Operations and Comprehensive Income statements.  For 2021, 2020, and 2019, the effect of fluctuations of foreign currencies contributed realized gains (losses) of ($0.6 million),  ($4.4 million), and $1.0 million respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. To date these restrictions have not had a material impact on us because we have not engaged in any significant transactions that are subject to the restrictions.

Interest Rate Risk

As of December 31, 2021 and 2020, the balance of our short term bank borrowings (see note 9 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”), matured at various dates within the following year and did not expose the Company to interest rate risk.  As of December 31, 2021, the balance of our long-term borrowings (see note 12 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”) carries a fixed interest rated and we may be exposed to fair value interest rate risk.

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

Shareholders and Board of Directors
ACM Research, Inc.
Fremont, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ACM Research, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition related to sale of semiconductor capital equipment

As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue principally from the sale of semiconductor capital equipment. Revenue of sale of semiconductor capital equipment is recognized when the Company satisfies performance obligations by transferring the control over products promised in the contract with customer, which is the point of time when the equipment has been demonstrated to meet the customer’s predetermined specifications and is accepted by the customer. For revenue contracts that provide for a lapsing customer acceptance period, the Company recognizes revenue as of the earlier of the expiration of the lapsing acceptance period or customer acceptance.

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

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls over revenue recognition including management’s controls related to the identification and evaluation of performance obligations in contracts with customers and assessment of contract terms.

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

Shenzhen, The People’s Republic of China

March 1, 2022

ACM RESEARCH, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$563,067	$71,766
Trading securities (note 16)	29,498	28,239
Accounts receivable, less allowance for doubtful accounts of $0 as of December 31, 2021 and December 31, 2020 (note 4)	105,553	56,441
Income tax recoverable	1,082	-
Other receivables	18,979	9,679
Inventories (note 5)	218,116	88,639
Prepaid expenses	16,639	5,892
Total current assets	952,934	260,656
Property, plant and equipment, net (note 6)	14,042	8,192
Land use right, net (note 7)	9,667	9,646
Operating lease right-of-use assets, net (note 11)	4,182	4,297
Intangible assets, net	477	554
Deferred tax assets (note 21)	13,166	11,076
Long-term investments (note 14)	12,694	6,340
Other long-term assets (note 8)	45,017	40,496
Total assets	1,052,179	341,257
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings (note 9)	9,591	26,147
Current portion of long-term borrowings (note 12)	2,410	1,591
Accounts payable	101,350	35,603
Advances from customers	52,824	17,888
Deferred revenue	3,180	1,343
Income taxes payable (note 21)	254	31
FIN-48 payable (note 21)	2,282	83
Other payables and accrued expenses (note 10)	31,735	18,805
Current portion of operating lease liability (note 11)	2,313	1,417
Total current liabilities	205,939	102,908
Long-term borrowings (note 12)	22,957	17,979
Long-term operating lease liability (note 11)	1,869	2,880
Deferred tax liability (note 21)	1,302	1,286
Other long-term liabilities (note 13)	8,447	8,034
Total liabilities	240,514	133,087
Commitments and contingencies (note 23)
Stockholders’ equity:
Common stock – Class A, par value $0.0001: 150,000,000 shares authorized as of December 31, 2021 and 50,000,000 shares authorized as of December 31, 2020; 17,869,643 shares issued and outstanding as of December 31, 2021 and 16,896,693 shares issued and outstanding as of December 31, 2020 (note 18)	2	2
Common stock–Class B, par value $0.0001: 5,307,816 shares authorized as of December 31, 2021 and 2,409,738 shares authorized as of December 31, 2020; 1,695,938 shares issued and outstanding as of December 31, 2021 and 1,802,606 shares issued and outstanding as of December 31, 2020 (note 18)	-	-
Additional paid in capital	595,049	102,004
Accumulated surplus	72,044	34,287
Accumulated other comprehensive income	9,109	4,857
Total ACM Research, Inc. stockholders’ equity	676,204	141,150
Non-controlling interests	135,461	67,020
Total stockholders’ equity	811,665	208,170
Total liabilities and stockholders’ equity	$1,052,179	$341,257

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue (note 3)	$259,751	$156,624	$107,524
Cost of revenue	144,895	87,025	56,870
Gross profit	114,856	69,599	50,654
Operating expenses:
Sales and marketing	26,733	16,773	11,902
Research and development	34,207	19,119	12,900
General and administrative	15,214	12,215	8,061
Total operating expenses, net	76,154	48,107	32,863
Income from operations	38,702	21,492	17,791
Interest income	505	897	333
Interest expense	(765)	(982)	(745)
Change in fair value of financial liability	-	(11,964)	-
Unrealized gain on trading securities	607	12,574	-
Other income (expense), net	(631)	(3,377)	1,393
Equity income in net income of affiliates	4,637	655	168
Income before income taxes	43,055	19,295	18,940
Income tax benefit (expense) (note 21)	(134)	2,382	518
Net income	42,921	21,677	19,458
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	5,164	2,897	564
Net income attributable to ACM Research, Inc.	$37,757	$18,780	$18,894
Comprehensive income:
Net income	42,921	21,677	19,458
Foreign currency translation adjustment	4,695	10,493	(899)
Comprehensive Income	47,616	32,170	18,559
Less: Comprehensive income attributable to non-controlling interests and redeemable non-controlling interests	5,607	6,858	483
Comprehensive income attributable to ACM Research, Inc.	$42,009	$25,312	$18,076

Net income attributable to ACM Research, Inc. per common share (note 2):
Basic	$1.96	$1.03	$1.12
Diluted	$1.73	$0.89	$0.99

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic	19,218,236	18,233,361	16,800,623
Diluted	21,785,572	21,183,469	19,135,497

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except per share data)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Surplus (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2018	14,110,315	$1	1,898,423	$-	$56,567	$(3,387)	$(857)	$-	$52,324
Net income attributable to ACM Research, Inc.	-	-	-	-	-	18,894	-	-	18,894
Foreign currency translation adjustment	-	-	-	-	-	-	(818)	-	(818)
Exercise of stock options	195,297	-	-	-	317	-	-	-	317
Cancellation of stock options					(576)			-	(576)
Stock-based compensation	-	-	-	-	3,572	-	-	-	3,572
Issuance of Class A common stock in connection with public offering	2,053,572	1	-	-	26,434	-	-	-	26,435
Share repurchase	(214,286)	-	-	-	(2,827)	-	-	-	(2,827)
Conversion of Class B common stock to Class A common stock	35,815	-	(35,815)	-	-	-	-	-	-
Exercise of stock warrants issued to HFG	1,438	-	-	-	-	-	-	-	-
Balance at December 31, 2019	16,182,151	2	1,862,608	-	83,487	15,507	(1,675)	-	97,321
Net income	-	-	-	-	-	18,780	-	2,254	21,034
Foreign currency translation adjustment	-	-	-	-	-	-	6,532	4,808	11,340
Exercise of stock options	832,504	-	-	-	2,745	-	-	-	2,745
Stock-based compensation	-	-	-	-	5,628	-	-	-	5,628
Conversion of class B common shares to Class A common shares	60,002	-	(60,002)	-	-	-	-	-	-
Share cancellation (note 16)	(242,681)	-	-	-	(9,715)	-	-	-	(9,715)
Issuance of warrants (note 16)	-	-	-	-	19,859	-	-	-	19,859
Exercise of stock warrants	64,717	-	-	-	-		-	-	-
Reclassification of redeemable non-controlling interest	-	-	-	-	-	-	-	59,958	59,958
Balance at December 31, 2020	16,896,693	2	1,802,606	-	102,004	34,287	4,857	67,020	208,170
Net income	-	-	-	-	-	37,757	-	5,164	42,921
Foreign currency translation adjustment	-	-	-	-	-	-	4,252	443	4,695
Exercise of stock options	623,601	-	-	-	3,430	-	-	-	3,430
Stock-based compensation	-	-	-	-	5,117	-	-	-	5,117
Exercise of warrants	242,681	-	-	-	1,820	-	-	-	1,820
Conversion of Class B common stock to Class A common stock	106,668	-	(106,668)	-	-	-	-	-	-
Proceeds from a subsidiary equity issuance, net of issuance costs	-	-	-	-	482,678	-	-	62,834	545,512
Balance at December 31, 2021	17,869,643	2	1,695,938	$-	$595,049	$72,044	$9,109	$135,461	$811,665

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$42,921	$21,677	$19,458
Adjustments to reconcile net income from operations to net cash used in operating activities
Depreciation and amortization	2,353	1,055	788
Loss on disposals of property, plant and equipment	-	25	294
Equity income in net income of affiliates	(4,637)	(655)	(168)
Unrealized gain on trading securities	(607)	(12,574)	-
Deferred income taxes	(1,840)	(4,085)	(3,719)
Stock-based compensation	5,117	5,628	3,572
Change in fair value of financial liability	-	11,964	-
Net changes in operating assets and liabilities:
Accounts receivable	(47,624)	(22,085)	(6,961)
Income tax recoverable	(1,082)	-	-
Other receivables	(8,420)	(6,882)	891
Inventory	(127,656)	(40,768)	(6,658)
Prepaid expenses	(10,606)	(3,518)	(83)
Other long-term assets	(4,521)	(99)	(151)
Accounts payable	65,211	21,275	(3,058)
Advances from customers	34,831	8,578	705
Income tax payable	226	(3,137)	1,952
FIN-48 payable	2,200	(83)	-
Other payables and accrued expenses	10,551	5,236	2,865
Deferred revenue	3,180	1,343	-
Other long-term liabilities	310	3,558	(324)
Net cash flow (used in) provided by operating activities	(40,093)	(13,547)	9,403

Cash flows from investing activities:
Purchase of property and equipment	(9,153)	(5,211)	(971)
Purchase of intangible assets	(559)	(324)	(154)
Purchase of land-use-right	-	(9,744)	-
Purchase of trading securities	-	(15,020)	-
Prepayment for property	-	(40,206)	-
Investments in unconsolidated affiliates	(1,568)	-	(4,406)
Dividends from unconsolidated affiliates	-	555	-
Net cash used in investing activities	(11,280)	(69,950)	(5,531)

Cash flows from financing activities:
Proceeds from short-term borrowings	22,884	32,573	18,423
Repayments of short-term borrowings	(39,809)	(20,234)	(14,005)
Proceeds from long-term borrowings	7,056	19,699	-
Repayments of long-term borrowings	(2,127)	(129)	-
Repayments of notes payable	-	(1,820)	-
Proceeds from stock option exercise to common stock	3,430	2,745	317
Proceeds from issuance of Class A common stock in connection with public offering, net of direct issuance expenses of $2,287	-	-	26,434
Payment for repurchase of Class A common stock	-	-	(2,827)
Payment for cancellation of stock option	-	-	(576)
Proceeds from issuance of common stock to redeemable Non-controlling interest	-	-	59,679
Proceeds from a subsidiary equity issuance, net of issuance costs	545,512	-	-
Proceeds from warrant exercise to common stock	1,820	-	-
Net cash provided by financing activities	538,766	32,834	87,445

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$3,908	$4,570	$(582)
Net increase (decrease) in cash, cash equivalents and restricted cash	$491,301	$(46,093)	$90,735

Cash, cash equivalents and restricted cash at beginning of period	71,766	117,859	27,124
Cash, cash equivalents and restricted cash at end of period	$563,067	$71,766	$117,859

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$765	$982	$745
Cash paid for income taxes	$1,132	$4,971	$1,156

Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Cash and cash equivalents	563,067	71,766	58,261
Restricted cash	-	-	59,598
Cash, cash equivalents and restricted cash	$563,067	$71,766	$117,859
Non-cash financing activities:
Warrant conversion to common stock	$-	$399	$9
Share cancellation, (note 16)	$-	$9,715	$-
Cashless exercise of stock options	$137	$-	$-
Issuance of warrant for settlement of financial liability and cancellation of note receivable	$-	$19,859	$-

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

In November 2016 ACM re-domesticated from California to Delaware pursuant to a merger in which ACM Research, Inc., a California corporation, was merged into a newly formed, wholly owned Delaware subsidiary, also named ACM Research, Inc.

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

In November 2021, ACM’s operating subsidiary ACM Shanghai, completed its STAR IPO and its shares began trading on the STAR Market.  In the STAR IPO, ACM Shanghai issued 43,355,753 shares, representing 10% of the total 433,557,100 shares outstanding after the issuance. The shares were issued at a public offering price of RMB 85.00 per share, and the net proceeds of the STAR IPO, after issuance costs,  totaled $545,512. Upon completion of the STAR IPO, ACM owned 82.5% of the outstanding ACM Shanghai shares.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company has direct or indirect interests in the following subsidiaries:

	Place and date of	Effective interest held as at December 31,
Name of subsidiaries	incorporation	2021	2020
ACM Research (Shanghai), Inc.	PRC, May 2005	82.5%	91.7%
ACM Research (Wuxi), Inc.	PRC, July 2011	82.5%	91.7%
CleanChip Technologies Limited	Hong Kong, September 2017	82.5%	91.7%
ACM Research Korea CO., LTD.	Korea, December 2017	82.5%	91.7%
Shengwei Research (Shanghai), Inc.	PRC, March 2019	82.5%	91.7%
ACM Research (CA), Inc.	USA, April 2019	82.5%	91.7%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd.	Singapore, August 2021	100.0%	NM

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

COVID-19 Assessment

The outbreak of COVID-19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. In December 2019 a series of emergency quarantine measures taken by the PRC government disrupted domestic business activities during the weeks after the initial outbreak of COVID-19. Since that time, an increasing number of countries, including the United States, have imposed restrictions on travel to and from the PRC and elsewhere, as well as general movement restrictions, business closures and other measures imposed to slow the spread of COVID-19. The situation continues to develop, however, and it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic on the Company’s business operations and results. While the quarantine, social distancing and other regulatory measures instituted or recommended in response to COVID-19 are expected to be temporary, the duration of the business disruptions, and related financial impact, cannot be estimated at this time. COVID-19 has been declared a worldwide health pandemic that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn and changes in global economic policy that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition. Through December 31, 2021, the Company had not experienced a significant negative impact from COVID-19 on its operations, capital and financial resources, including overall liquidity position.

The Company conducts substantially all of its product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by the COVID-19 pandemic and related restrictions on transportation and public appearances. The Company cannot assure that closures or reductions of its PRC operations or production may not be necessary in upcoming months as the result of business interruptions arising from protective measures being taken by the PRC and other governmental agencies or of other consequences of the COVID-19 pandemic.

The Company’s corporate headquarters are located in San Mateo County in the San Francisco Bay Area. The effects of actions taken by local governmental agencies in the future may negatively impact productivity, disrupt the business of the Company and delay timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct its business in the ordinary course.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to enhance, develop and support existing products and services, detect and prevent spam and problematic content, hold product sales and marketing events, and generate new sales leads, among others. In addition, the changed environment under which the Company is operating could have an effect on its internal controls over financial reporting as well as our ability to meet a number of its compliance requirements in a timely or quality manner. Additional and/or extended, governmental lockdowns, restrictions or new regulations could significantly impact the ability of our employees and vendors to work productively. Governmental restrictions have been globally inconsistent and it remains unclear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. As the Company prepares to return its workforce in more locations back to the office in 2022, it may experience increased costs as it prepares its facilities for a safe return to work environment and experiment with hybrid work models, in addition to potential effects on its ability to compete effectively and maintain its corporate culture.

Extended periods of interruption to our corporate, development or manufacturing facilities due to the COVID-19 pandemic could cause the Company to lose revenue and market share, which would depress its financial performance and could be difficult to recapture. The Company’s business may also be harmed if travel to or from the PRC or the United States continues to be restricted or inadvisable or if members of management and other employees are absent because they contract the coronavirus, they elect not to come to work due to the illness affecting others in the Company’s office or laboratory facilities, or they are subject to quarantines or other governmentally imposed restrictions.

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Restricted cash

Restricted cash represents deposits not readily available to ACM. Restricted cash as of December 31, 2019 represented cash hold in reserve, all of the proceeds received from issuance of common stock to redeemable non-controlling interest in segregated cash and cash-equivalent accounts. There was no restricted cash as of December 31, 2020, as the redemption feature of these proceeds was terminated during the second quarter of 2020.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history and credit worthiness, current economic trends and reasonable and supportable forecasts. Accounts are written off after all collection efforts have been exhausted. At December 31, 2021, and 2020, the Company, based on a review of its outstanding balances and its customers, determined the allowance for doubtful accounts in the amount of $0 and $0 respectively.

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

Inventory was recorded at the lower of cost or net realizable value at December 31, 2021 and 2020.
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

Investments

The Company uses the equity method of accounting for its investment in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded value may not be recoverable. The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See note 14 for discussion of equity method investment.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company elects to measure its investments in other equity securities that the Company does not have control nor significant influence on the investee at cost minus impairment, if any for those equity securities without a readily determinable fair value.

All marketable securities are classified as trading securities and trading securities and are stated at fair market value, less a discount applied to reflect the remaining lock-up period when the securities are subject to lock-up period. Fair market value is determined by the most recently traded price of the security at the balance sheet date. Net realized and unrealized gains and losses on trading securities are included in the consolidated statements of operations. The cost of investments sold is based on the average cost method. Interest and dividend income earned are included in other income (expense), net.

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

Revenue Recognition

The Company derives revenue principally from the sale of semiconductor capital equipment. Revenue from contracts with customers is recognized using the following five steps pursuant ASC Topic 606, Revenue from Contracts with Customers:
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

The Company offers post-warranty period services, which consist principally of the installation and replacement of parts and small-scale modifications to the equipment. The related revenue and costs of revenue are recognized when parts have been delivered and installed and the customers have obtained control of the parts. The Company does not expect revenue from extended maintenance service contracts to represent a material portion of its revenue in the future.

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

Shipping and Handling Costs

Shipping and handling costs, which relate to transportation of products to customer locations, are charged to selling and marketing expense. For the years ended December 31, 2021, 2020 and 2019, shipping and handling costs included in sales and marketing expenses were $923, $76, and $172, respectively.

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

Warranty

For each of its products, the Company generally provides a standard assurance type warranty ranging from 12 to 36 months and covering replacement of the product during the warranty period. The Company accounts for the estimated warranty costs as sales and marketing expenses at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, the Company calculates a rate of warranty expenses to revenue to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. Warranty obligations are included in other payables and accrued expenses in the consolidated balance sheets. The following table shows changes in the Company’s warranty obligations for the years ended December 31, 2021, 2020 and 2019 respectively.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	3,975	2,811	1,710
Additions	5,026	3,101	2,105
Utilized	(2,370)	(1,937)	(1,004)
Balance at end of period	$6,631	$3,975	$2,811

Government Subsidies

ACM Shanghai has received seven special government grants. The first grant, which was awarded in 2008, relates to the development and commercialization of 65nm to 45nm stress-free polishing technology. The second grant was awarded in 2009 to fund interest expense on short-term borrowings. The third grant was made in 2014 and relates to the development of electro copper-plating technology. The fourth grant was made in June 2018 and related to development of polytetrafluoroethylene. The fifth grant was made in 2020, and relates to the development of Tahoe single bench cleaning technologies. As of December 31, 2021, the fourth and fifth grants had been fully utilized. The sixth grant was made in 2020, and relates to the development of other cleaning technologies. The seventh grant was made in 2021, and relates to the development of the R&D and production center in the Lin-gang Special Area of Shanghai. These governmental authorities provide significant funding, although ACM Shanghai and ACM Shengwei is also required to invest certain amounts in the projects.

The governmental grants contain certain operating conditions, and the Company is required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although the Company is not required to return any funds it receives. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2021, 2020 and 2019, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $11,260, $2,658 and $3,195, respectively.

●
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the years ended December 31, 2021, 2020 and 2019, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $200, $149, and $147, respectively.

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

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share are calculated as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$42,921	$21,677	$19,458
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	5,164	2,897	564
Net income available to common stockholders, basic	$37,757	$18,780	$18,894
Less: Dilutive effect arising from share-based awards by ACM Shanghai	108	-	-
Net income available to common stockholders, diluted	$37,649	$18,780	$18,894
Weighted average shares outstanding, basic	19,218,236	18,233,361	16,800,623
Effect of dilutive securities	2,567,336	2,950,108	2,334,874
Weighted average shares outstanding, diluted	21,785,572	21,183,469	19,135,497

Net income per common share:
Basic	1.96	1.03	1.12
Diluted	$1.73	$0.89	$0.99

Basic and diluted net income per common share are presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per common share is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM did not have any participating securities outstanding during the three-year period ending December 31, 2021.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the years ended December 31, 2021, 2020 and 2019, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted and diluted net income per common share are presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income (per common share is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM did not have any participating securities outstanding during the three-year period ending December 31, 2021.

Diluted net income per common share reflects the potential dilution from securities, including stock options and issued warrants, that could share in ACM’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were 98,800, 78,000 and 606,000 the years ended December 31, 2021, 2020 and 2019, respectively.

Comprehensive Income Attributable to the Company

The Company applies FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement with the same prominence as other financial statements. The comprehensive income attributable to the Company was $42,009, $25,312, and $18,076 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Statutory surplus reserves may be used to offset accumulated losses or to increase the registered capital of a PRC subsidiary, subject to approval from the relevant PRC authorities, and are not available for dividend distribution to the subsidiary’s shareholders. The PRC subsidiaries are prohibited from distributing dividends unless any losses from prior years have been offset. Except for offsetting prior years’ losses, however, statutory surplus reserves must be maintained at a minimum of 25% of share capital after such usage. ACM Shanghai estimated a statutory surplus reserve of $8,312 and $4,388 based on an accumulated profit as of December 31, 2021 and 2020, respectively, which is included in the accumulated surplus in the consolidated balance sheets.

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

Fair Value Measured or Disclosed on a Recurring Basis

Trading securities - The fair value of trading securities derives from the on quoted prices for identical securities in active markets at the balance sheet date, less a discount applied to reflect the remaining lock-up period. The Company classifies the valuation techniques that use these inputs as Level 1 and Level 2 fair value measurement as of December 31, 2021 and 2022, respectively (note 16).

Financial liability – The fair value of financial liability are classified within Level 3 as the fair values are measured based on the inputs linked to the choice of settlement by the counter party that are unobservable in the market.

Other financial items for disclosure purpose—The fair value of other financial items of the Company, other than long-term borrowings for disclosure purpose, including cash and cash equivalents, accounts receivable, other receivables, short-term borrowings, accounts payable, advances from customers, and other payables and accrued expenses, approximate their carrying value due to their short-term nature. The carrying value of the long-term borrowings which are subject to fixed interest rate approximates its fair value as the market interest rate did not significantly change from the borrowing date to December 31, 2021.

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company is potentially subject to concentrations of credit risks in its accounts receivable. In the year ended December 31, 2021 and 2020, a total of two and three customers, respectively, individually accounted for greater than ten percent of the Company’s revenue:

	December 31,
	2021	2020
Customer A	28.1%	36.9%
Customer B	20.8%	26.8%
Customer C	*	12.1%
Total	48.9%	75.8%

Interest Rate Risk

As of December 31, 2021 and 2020, the balance of the Company’s short term bank borrowings (note 9), matured at various dates within the following year and did not expose the Company to interest rate risk.  As of December 31, 2021, the balance of the Company’s long-term borrowings (note 12) carried a fixed interest rate and the Company may have been exposed to fair value interest rate risk.

Liquidity Risk

The Company’s working capital at December 31, 2021 and 2020 was sufficient to meet its then-current requirements. The Company may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions the Company decides to pursue. In the long run, the Company intends to rely primarily on cash flows from operations and additional borrowings from financial institutions in order to meet its cash needs. If those sources are insufficient to meet cash requirements, the Company may seek to issue additional debt or equity.

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

Transactions of ACM’s subsidiaries involving foreign currencies are recorded in functional currency according to the rate of exchange prevailing on the date when the transaction occurs. The ending balances of the Company’s foreign currency accounts are converted into functional currency using the rate of exchange prevailing at the end of each reporting period. Net gains and losses resulting from foreign exchange fluctuations as marked to market at year-end are included in the consolidated statements of operations and comprehensive income. Total foreign currency translation adjustment was $4,695, $10,493 and ($899) for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Translations of amounts from RMB and Korean Won into U.S. dollars were made at the following exchange rates for the respective dates and periods:

	At December 31,
	2021	2020	2019
Consolidated balance sheets:
RMB to $1.00	6.3757	6.5232	6.9784
KRW to $1.00	1,145.48	1,088.14	1,156.07

Consolidated statements of operations and comprehensive income:
RMB to $1.00	6.4515	6.8966	6.8966
KRW to $1.00	1,190.48	1,179.25	1,165.50

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. It also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The Company adopted ASU 2020-04 on January 1, 2021. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the related business. The following tables present disaggregated revenue information:

	Year Ended December 31,
	2021	2020	2019
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$189,208	$131,248	90,501
ECP (front-end and packaging), Furnace and Other Technologies	33,210	13,343	6,900
Advanced Packaging (excluding ECP), Services & Spares	37,333	12,033	10,124
Total Revenue By Product Category	$259,751	$156,624	107,524

Wet cleaning and other front-end processing tools	$202,268	$136,317	90,935
Advanced packaging, other processing tools, services and spares	57,483	20,307	16,590
Total Revenue Front-end and Back-End	$259,751	$156,624	107,524

	Year Ended December 31,
	2021	2020	2019
Mainland China	$258,615	$154,359	103,467
Other Regions	1,136	2,265	4,057
	$259,751	$156,624	107,524

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2021 and 2020, accounts receivable consisted of the following:

	December 31,
	2021	2020
Accounts receivable	$105,553	$56,441
Less: Allowance for doubtful accounts	-	-
Total	$105,553	$56,441

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. No allowance for doubtful accounts was considered necessary at December 31, 2021 and 2020.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 5 – INVENTORIES

At December 31, 2021 and 2020, inventory consisted of the following:

	December 31,
	2021	2020
Raw materials	$90,552	$32,391
Work in process	35,840	23,871
Finished goods	91,724	32,377
Total inventory	$218,116	$88,639

At December 31, 2021 and 2020, the Company held an inventory reserve of $1,215 and $1,140 respectively. At December 31, 2021 and 2020, respectively, finished goods inventory included system shipments of first-tools to existing or prospective customers, for which ownership does not transfer until customer acceptance or customer purchase, totaling $91,724 and $32,377 respectively. At December 31, 2021 and 2020, the value of finished goods inventory for which customers are contractually obligated to take ownership upon acceptance totaled $71,889 and $20,834, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2021 and 2020, property, plant and equipment consisted of the following:

	December 31,
	2021	2020
Manufacturing equipment	$7,973	$5,966
Office equipment	2,012	1,047
Transportation equipment	217	216
Leasehold improvement	4,134	2,398
Total cost	14,336	9,627
Less: Total accumulated depreciation	(5,900)	(3,745)
Construction in progress	5,606	2,310
Total property, plant and equipment, net	$14,042	$8,192

Depreciation expense was $2,099, $826, and $713 the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021 and 2020, the Company retired certain fully depreciated manufacturing equipment with cost of $0 and $446, respectively.

NOTE 7 – LAND USE RIGHT, NET

 A summary of land use right is as follows:

	December 31,
	2021	2020
Land use right purchase amount	$9,966	$9,744
Less: accumulated amortization	(299)	(98)
Land use right, net	$9,667	$9,646

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The amortization for the year ended December 31, 2021 and 2020 was $199 and $98 respectively.

The annual amortization of land use right for each of the five succeeding years is as follows:

Year ending December 31,
2022	199
2023	199
2024	199
2025	199
2026	199

NOTE 8 – OTHER LONG-TERM ASSETS

At December 31, 2021 and 2020, other long-term assets consisted of the following:

	December 31,
	2021	2020
Prepayment for property - Lingang	$42,111	$39,450
Prepayment for property, plant and equipment and other non-current assets	440	-
Prepayment for property - lease deposit	429	-
Security deposit for land use right	773	756
Others	1,264	290
Total other long-term assets	$45,017	$40,496

The prepayment for property - Lingang is for the housing in Lingang, Shanghai, which consists of (1) the contractual amount to acquire the property and (2) capitalized interest charges on the long-term loan related to acquisition of the property, which amounted to $986 as of December 31, 2021. In January 2022, ACM Shengwei received ownership of the apartment units and corresponding land use rights. The property is pledged for a long-term loan from China Merchants Bank (note 12).

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 9 – SHORT-TERM BORROWINGS

At December 31, 2021 and December 31, 2020, short-term and long-term borrowings consisted of the following:

	December 31,
	2021	2020
Line of credit up to RMB 80,000 from China Everbright Bank,
1)due on April 1, 2021 with an annual interest rate of 4.70%. *1 and fully repaid on March 23, 2021.	$-	$4,599
2)due on June 27, 2021 with an annual interest rate of 4.25%. *1 and fully repaid on June 28, 2021.	-	1,380
3)due on April 29, 2021 with an annual interest rate of 2.80%. *1 and fully repaid on March 23, 2021.	-	820
4)due on June 27, 2021 with an annual interest rate of 2.70%. *1 and fully repaid on June 25, 2021.	-	2,080
Line of credit up to RMB 20,000 from Bank of Communications,
1)due on April 12, 2021 with an annual interest rate of 4.65% and fully repaid on April 12, 2021.	-	1,533
2)due on May 24, 2021 with an annual interest rate of 3.65% and fully repaid on May 24, 2021.	-	1,533
Line of credit up to RMB 70,000 from Bank of Shanghai Pudong Branch,
1)due on May 27, 2021 with an annual interest rate of 4.68%. *2 and fully repaid on May 27, 2021.	-	2,575
2)due on June 27, 2021 with an annual interest rate of 4.68%. *2 and fully repaid on March 29, 2021.	-	1,380
3)due on May 28, 2021 with an annual interest rate of 3.48%. *2 and fully repaid on May 28, 2021.	-	2,442
4)due on June 7, 2021 with an annual interest rate of 3.50%. *2 and fully repaid on June 7, 2021.	-	1,521
5)due on June 16, 2021 with an annual interest rate of 3.50%. *2 and fully repaid on June 16, 2021.	-	1,838
Line of credit up to RMB 80,000 from China Merchants Bank,
1)due on August 10,2021 with annual interest rate of 3.85% and fully repaid on August 10, 2021.	-	1,380
2)due on August 25,2021 with annual interest rate of 3.85% and fully repaid on August 25, 2021.	-	3,066
Line of credit up to RMB 100,000 from Bank of Shanghai Pudong Branch,
1)due on June 7, 2022 with an annual interest rate of 2.7%. *3	4,616	-
Line of credit up to RMB 150,000 from China Everbright Bank,
1)due on October 21, 2022 with annual interest rate of 1.95%.	3,407	-
Line of credit up to RMB 60,000 from Bank of Communications,
1)due on October 25, 2022 with an annual interest rate of 3.85%.	1,568	-
Total	$9,591	$26,147

*1 guaranteed by ACM’s Chief Executive Officer
*2 guaranteed by ACM’s Chief Executive Officer and Cleanchip Technologies Limited
*3 guaranteed by Cleanchip Technologies Limited

For the years ended December 31, 2021, 2020 and 2019, interest expense related to short-term borrowings amounted to $700, $897, and $745, respectively.

NOTE 10 – OTHER PAYABLE AND ACCRUED EXPENSES

At December 31, 2021 and 2020, other payable and accrued expenses consisted of the following:

	December 31,
	2021	2020
Accrued commissions	$12,507	$7,127
Accrued warranty	6,631	3,975
Accrued payroll	5,684	3,068
Accrued professional fees	785	384
Accrued machine testing fees	149	1,595
Others	5,979	2,656
Total	$31,735	$18,805

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

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$2,451	$1,541	$1,432
Short-term lease cost	394	236	165
Lease cost	$2,845	$1,777	$1,597

Supplemental cash flow information related to operating leases was as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$2,845	$1,777	$1,597

Maturities of lease liabilities for all operating leases were as follows as of December 31, 2021:

December 31,
2022	$2,385
2023	1,063
2024	929
2025	19
Total lease payments	4,396
Less: Interest	(214)
Present value of lease liabilities	$4,182

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.37	2.11
Weighted average discount rate	4.54%	5.14%

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 12 – LONG-TERM BORROWINGS

At December 31, 2021 and 2020, long-term borrowings consisted of the following:

	December 31,
	2021	2020
Loan from China Merchants Bank	$18,390	$19,570
Loans from Bank of China	6,977	-
Less: Current portion	(2,410)	(1,591)
	$22,957	$17,979

The loan from China Merchants Bank is for the purpose of purchasing property in Lingang, Shanghai. The loan is repayable in 120 installments with the last installment due in November 2030, with an annual interest rate of 4.65%. The loan is pledged by the property of Shengwei Research (Shanghai) Inc. and guaranteed by ACM Research (Shanghai) Inc. As of December 31, 2021, the right certificate of the pledged property has not been obtained and the procedures of the formal pledge registration in the bank had not been completed.

Two loans from Bank of China are for the purpose of funding ACM Shanghai project expenditures. The loans bear interest at an annual rate of 2.6% and are repayable in 6 installments, with the last installments due in June 2024 and September 2024.

Scheduled principal payments for the outstanding long-term loan as of December 31, 2021 are as follows:

Year ending December 31,
2022	$2,410
2023	2,491
2024	7,436
2025	1,959
2026 and onwards	11,071
$25,367

For the year ended December 31, 2021, $1,040 of interest related to long-term borrowings was incurred, of which $65 was charged to interest expense and $975 was capitalized as other long-term assets. For the year ended December 31, 2020, $72 of interest related to long-term borrowings was incurred, and capitalized, as other long-term assets.

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized (note 2). As of December 31, 2021 and 2020, other long-term liabilities consisted of the following unearned government subsidies:

	December 31,
	2021	2020
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$791	$1,266
Subsidies to Electro Copper Plating project, commenced in 2014	160	2,156
Subsidies to Polytetrafluoroethylene, commenced in 2018	-	130
Subsidies to Tahoe-Single Bench Clean, commenced in 2020	-	1,544
Subsidies to other cleaning tools,commenced in 2020	1,014	2,591
Subsidies to SW Lingang R&D development in 2021	5,958	-
Other	524	347
Total	$8,447	$8,034

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

On October 29, 2021, ACM Shanghai and Waferworks (Shanghai) Co., Ltd, or Waferworks, a company based in Shanghai, China, and one of the Company’s customers, entered into an agreement pursuant to which Waferworks issued to ACM Shanghai shares representing 0.25% of Waferworks’ post-closing equity for a purchase price of $1,568. As there is no readily determinable fair value, the Company measures the investment in Waferworks at cost minus impairment, if any.

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

	December 31,
	2021	2020
Ninebell	$3,051	$1,666
Shengyi	211	134
Hefei Shixi	7,864	4,540
Subtotal	11,126	6,340
Other investee:
Waferworks	1,568	-
Total	$12,694	$6,340

For the years ended December 31, 2021, 2020 and 2019, the Company’s share of equity investees’ net income was $4,637, $655 and $168, respectively, which was included in income on equity method investment in the accompanying consolidated statements of operations and comprehensive income. For the year ended December 31, 2021, 2020 and 2019, dividends received from its equity investee was $0, $555 and $0, respectively, which was offset in part by a reduction in the carrying value of the Company’s share of equity investees’ net income.

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

NOTE 16 – TRADING SECURITIES

Pursuant to a Partnership Agreement dated June 9, 2020 (the “Partnership Agreement”) and a Supplementary Agreement thereto dated June 15, 2020 (the “Supplementary Agreement”), ACM Shanghai became a limited partner of Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.), a Chinese limited partnership based in Shanghai, China (the “Partnership”) of which China Fortune-Tech Capital Co., Ltd serves as general partner and thirteen unaffiliated entities serve, with ACM Shanghai, as limited partners. The Partnership was formed to establish a special fund that would purchase, in a strategic placement, shares of Semiconductor Manufacturing International Corporation, (“SMIC”) to be listed on the STAR Market. SMIC is a Shanghai-based foundry that has been a customer of the Company’s single-wafer wet-cleaning tools. The limited partners of the Partnership contributed to the fund a total of RMB 2.224 billion ($315.0 million), of which ACM Shanghai contributed RMB 100 million ($14.2 million), or 4.3% of the total contribution, on June 18, 2020.

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

As SMIC was listed on the STAR Market in July 2020, ACM Shanghai’s investment is accounted for as trading securities and is stated at fair market value. At December 31, 2020, the fair market value is classified as Level 2 of the hierarchy established under ASC 820 with valuations based on quoted prices for identical securities in active markets, less a discount applied to reflect the remaining lock-up period. Following the expiration of the lock-up period in July 2021, the trading securities are stated at fair market value, which is classified as Level 1 of the hierarchy established under ASC 820 with valuations based on quoted prices for identical securities in active markets at December 31, 2021.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The components of trading securities were as follows:

	December 31,
	2021	2020
Trading securities listed in Shanghai Stock Exchange
Cost	$15,363	$15,020
Market value	$29,498	$28,239

For the year ended December 31, 2021 and 2020, unrealized gain on trading securities, net of exchange difference amounted to $607 and $12,574, respectively.

NOTE 17 – RELATED PARTY BALANCES AND TRANSACTIONS

	December 31,
Prepaid expenses	2021	2020
Ninebell	$2,383	$1,607

	December 31,
Accounts payable	2021	2020
Ninebell	$5,703	$2,898
Shengyi	2,196	1,195
Total	$7,899	$4,093

	Year Ended December 31
Purchase of materials	2021	2020	2019
Ninebell	$33,659	$15,251	$8,572
Shengyi	2,434	2,300	856
Total	$36,093	$17,551	$9,428

	Year Ended December 31
Service fee charged by	2021	2020	2019
Shengyi	$561	$322	$-
Ninebell	-	22	-
Total	$561	$344	$-

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

At December 31, 2021, ACM was authorized to issue 150,000,000 shares of Class A common stock and 5,307,816 shares of Class B common stock, each with a par value of $0.0001. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to twenty votes and is convertible at any time into one share of Class A common stock. Shares of Class A common stock and Class B common stock are treated equally, identically and ratably with respect to any dividends declared by the Board of Directors unless the Board of Directors declares different dividends to the Class A common stock and Class B common stock by getting approval from a majority of common stockholders.

On March 30, 2018, SMC exercised the SMC Warrant in full (note 15) to purchase 397,502 shares of Class A common stock. During the year ended December 31, 2020, SMC transferred and cancelled its ownership of 242,681 shares of Class A common stock to ACM in exchange for the SMC 2020 Warrant (note 15).

During the year ended December 31, 2021, the Company issued 623,601 shares of Class A common stock upon options exercises by certain employees and non-employees and an additional 106,668 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the year ended December 31, 2020, ACM issued 832,504 shares of Class A common stock upon option exercises by employees and non-employees and an additional 60,002 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the year ended December 31, 2019, ACM issued 195,297 shares of Class A common stock upon option exercises by employees and non-employees and an additional 35,815 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

During the year ended December 31, 2021, ACM issued 242,681 shares of Class A common stock upon the warrant exercise SMC (Note 15). During the year ended December 31, 2020, ACM issued 64,717 shares of Class A common stock upon cashless warrant exercises by non-employees.  During the year ended December 31, 2019, ACM issued 1,438 shares of Class A common stock upon cashless warrant exercises by non-employees.

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

At December 31, 2021 and 2020, the number of shares of Class A common stock issued and outstanding was 17,869,643 and 16,896,693, respectively. At December 31, 2021 and 2020, the number of shares of Class B common stock issued and outstanding was 1,695,938 and 1,802,606, respectively.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 19 – REDEEMABLE NON-CONTROLLING INTERESTS

The Company recorded initial carrying amount of redeemable non-controlling interests at fair value on the date of issuance, and presented in temporary equity on the consolidated balance sheets initially.

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

The components of the change in the redeemable non-controlling interests for the year ended December 31, 2020 are presented in the following table:

Balance at December 31, 2019	$60,162
Net income attributable to redeemable non-controlling interests	643
Effect of foreign currency translation gain attributable to redeemable non-controlling interests	(847)
Reclassification of redeemable non-controlling interest	(59,958)
Balance at December 31, 2020	$-

NOTE 20 – STOCK-BASED COMPENSATION

In January 2020 ACM Shanghai adopted a 2019 Stock Option Incentive Plan (the “Subsidiary Stock Option Plan”) that provides for, among other incentives, the granting to officers, directors, employees of options to purchase shares of ACM Shanghai’s common stock. The fair value of the stock options granted is estimated at the date of grant based on the Black-Scholes option pricing model using assumptions generally consistent with those used for ACM’s stock options. Because ACM Shanghai shares did not begin trading until November 2021, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to ACM Shanghai.

ACM’s stock-based compensation consists of employee and non-employee awards issued under the 1998 Stock Option Plan and the 2016 Omnibus Incentive Plan and as standalone options. ACM granted stock options to employees under the 2016 Omnibus Incentive Plan during the years ended December 31, 2021, 2020 and 2019. The vesting condition may consist of service period determined by the Board of Directors for a grant, or certain performance conditions determined by the Board of Directors for a grant. The fair value of the stock options granted with service period based condition is estimated at the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted with market based condition is estimated at the date of grant using the Monte Carlo simulation model.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Stock-Based Compensation Expense:
Cost of revenue	$397	$175	$250
Sales and marketing expense	1,802	1,199	328
Research and development expense	1,115	763	1,093
General and administrative expense	1,803	3,491	1,901
	$5,117	$5,628	$3,572

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense by type:
Employee stock purchase plan	$4,674	$4,900	$2,265
Non-employee stock purchase plan	94	396	1,307
Subsidiary option grants	349	332	-
	$5,117	$5,628	$3,572

The fair value of options granted to employees with a service period based condition is estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Fair value of common share(1)	$38.38-51.07	$22.07-85.27	$13.64-16.81
Expected term in years(2)	6.25	5.50-6.25	6.25
Volatility(3)	48.53-49.47%	42.17%-48.15%	39.91%-40.35%
Risk-free interest rate(4)	1.00%-1.44%	0.44%-0.82%	1.69%-2.46%
Expected dividend(5)	0%	0%	0%

(1)	Fair value of Class A common stock value was the closing market price of the Class A common stock on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
During the year ended December 31, 2021, no option was granted to employee with market based condition. During the year ended December 31, 2020, the fair value of option granted to an employee with market based condition was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

Year Ended December 31,
2020
Fair value of common share(1)	$22.07
Expected term in years(2)	9.20 - 9.80
Volatility(3)	45.10%
Risk-free interest rate(4)	2.68%
Expected dividend(5)	0%

(1)	Fair value of Class A common stock value was the closing market price of the Class A common stock on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0%, as ACM has no history or expectation of paying a dividend on its common stock.

Employee Awards

The following table summarizes the Company’s employee share option activities during the years ended December 31, 2019, 2020 and 2021:

	Number of Option Share	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2018	2,503,405	$0.91	$4.09	7.30 years
Granted	656,000	6.29	16.21
Exercised	(106,768)	0.60	2.09
Expired	(2,757)	3.34	8.16
Forfeited/cancelled	(55,817)	2.38	6.23
Outstanding at December 31, 2019	2,994,063	2.59	6.77	7.05 years
Granted	786,399	12.17	29.17
Exercised	(547,189)	1.34	3.78
Forfeited/cancelled	(41,862)	4.80	12.65
Outstanding at December 31, 2020	3,191,411	5.13	12.73	7.13 years
Granted	140,400	48.16	106.15
Exercised	(477,058)	2.46	6.30
Forfeited/cancelled	(54,004)	24.97	57.10
Outstanding at December 31, 2021	2,800,749	$7.36	$17.65	6.53 years
Vested and exercisable at December 31, 2021	1,922,180

As of December 31, 2021 and 2020, $9,544 and $8,733, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM were expected to be recognized over a weighted-average period of 1.61 years and 1.89 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the years ended December 31, 2019, 2020 and 2021:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2018	1,212,374	$0.78	$2.57	6.66 years
Granted	-	-	-
Exercised	(88,529)	0.45	1.06
Expired	-	-	-
Forfeited/cancelled	(22,232)	0.55	3.00
Outstanding at December 31, 2019	1,101,613	0.82	2.69	5.85 years
Granted	20,000	10.29	25.60
Exercised	(285,315)	0.88	3.17
Expired	-	-	-
Forfeited/cancelled	(260)	0.30	0.75
Outstanding at December 31, 2020	836,038	1.02	3.07	4.92 years
Granted	-	-	-
Exercised	(146,543)	1.12	3.83
Expired	-	-	-
Forfeited/cancelled	(489)	0.34	0.84
Outstanding at December 31, 2021	689,006	$1.00	$2.91	3.98 years
Vested and exercisable at December 31, 2021	677,756

As of December 31, 2021 and 2020, $102 and $195, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.06 years and 0.09 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM Shanghai Option Grants

The following table summarizes the ACM Shanghai employee stock option activities during the years ended December 31, 2021 and 2020:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	-	$-	$-	-
Granted	5,869,808	0.23	1.89
Exercised	-	-	-
Expired	-	-	-
Forfeited/cancelled	(446,154)	0.23	1.89
Outstanding at December 31, 2020	5,423,654	$0.23	$1.89	3.50 years
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Forfeited/cancelled	(46,154)	0.24	2.04
Outstanding at December 31, 2021	5,377,500	$0.24	$2.04	2.50 years
Vested and exercisable at December 31, 2021	-

During the year ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of $349 and $332, related to stock option grants of ACM Shanghai. As of December 31, 2021 and 2020, $525 and $822 of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 1.5 and 2.5 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 21 – INCOME TAXES

The following represent components of the income tax benefit (expense) for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
U.S. federal	$(91)	$(61)	$-
U.S. state	(2)	(2)	-
Foreign	(2,195)	(2,014)	(3,176)
Total current tax expense	(2,288)	(2,077)	(3,176)
Deferred:
U.S. federal	2,089	7,325	3,728
U.S. state	-	-	-
Foreign	65	(2,866)	(34)
Total deferred tax benefit	2,154	4,459	3,694
Total income tax benefit (expense)	$(134)	$2,382	$518

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2021 and 2020 are presented below:

	Year Ended December 31,
	2021	2020	2019

Deferred tax assets:
Net operating loss carry forwards (offshore)	$522	$323	$216
Net operating loss carry forwards (U.S.) and credit	12,173	9,981	3,218
Deferred revenue (offshore)	361	556	1,181
Accruals (U.S.)	15	22	15
Reserves and other (offshore)	1,528	884	426
Stock-based compensation (U.S.)	2,283	1,599	1,168
Property and equipment (U.S.)	1	164	3
Lease liability	559	659	-
Total gross deferred tax assets	17,442	14,188	6,227
Less: valuation allowance	(919)	(848)	(896)
Total deferred tax assets	16,523	13,340	5,331
Deferred tax liabilities:
Fixed assets	(589)	(697)	-
Deferred revenue (offshore)	(1,486)	(967)	-
Unrealized gain on trading securities	-	(1,886)	-
Equity Investments	(2,584)	-	-
Total deferred tax liabilities	(4,659)	(3,550)	-
Translation difference	-	-	-
Deferred tax assets, net	$11,864	$9,790	$5,331

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, a partial valuation allowance has been established against some net deferred tax assets as of December 31, 2021 and 2020, based on estimates of recoverability. In order to fully realize the U.S. deferred tax assets, the Company must generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
As of December 31, 2021 and 2020, the Company had valuation allowances, respectively, of $160 and $288 for U.S federal purposes, $237 and $237 for U.S. state purposes and $522  and $323 for PRC income tax purposes.

As of December 31, 2021 and 2020, the Company had net operating loss carry-forwards of, respectively, $56,077 and $44,333 for U.S federal purposes, $545 and $545 for U.S. state purposes and $2,086 and $1,294 for PRC income tax purposes. Such losses begin expiring in 2022, 2032 and 2022 for U.S. federal, U.S. state and PRC income tax purposes, respectively.

As of December 31, 2021 and 2020, the Company had research credit carry-forwards of, respectively, $200 and $359 for U.S. federal purposes and $377 and $377 for U.S. state purposes. Such credits begin expiring in 2022 for U.S. federal carry-forwards. There is no expiration date for U.S. state carry-forwards.

Under provisions of the U.S. Internal Revenue Code (the “IRC”), a limitation applies to the use of the U.S. net operating loss and credit carry-forwards that would be applicable if ACM experiences an “ownership change,” as defined in IRC Section 382. ACM conducted an analysis of its stock ownership under IRC Section 382 and $11,957 of the net operating loss carryforwards are subject to annual limitation as a result of the ownership change in 2017. The net operating loss carryforwards are not expected to expire before utilization.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for PRC income tax purpose due to the effects of the valuation allowance and certain permanent differences as they pertain to book-tax differences in employee stock-based compensation and the value of client shares received for services. Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes at a rate of 25%, except for ACM Shanghai. According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise,” it is entitled to a preferential income tax rate of 12.5%. ACM Shanghai obtained the certificate of “advanced and new technology enterprise” in each of 2012, 2016 and 2018 with an effective period of three years, and the provision for PRC corporate income tax for ACM Shanghai is calculated by applying the income tax rate of 12.5% for the years ended December 31, 2021, 2020 and 2019.

Income tax expense for the years ended December 31, 2021, 2020 and 2019 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income as a result of the following:

	Year Ended December 31,
	2021	2020	2019

Effective tax rate reconciliation:
Income tax provision at statutory rate	21.00%	21.00%	21.00%
Stock Compensation	(12.75)	(36.99)	(1.05)
Foreign rate differential	(11.60)	(5.07)	(6.44)
Other permanent difference	(0.23)	11.71	2.82
Foreign income taxed in US	10.32	6.05	6.94
Foreign Research Expense	(6.59)	(8.80)	(5.82)
Change in valuation allowance	0.16	(0.25)	(20.19)
Total income tax expense (benefit)	0.31%	(12.35)%	(2.74)%

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2021 and 2020, were as follows:

	Year Ended December 31,
	2021	2020	2019

Beginning balance	$570	$44	$44
Increase of unrecognized tax benefits taken in prior years	52	116	-
Increase of unrecognized tax benefits related to current year	5,476	410	-
Reductions for tax positions related to prior years	(32)	-	-
Reductions to unrecognized tax benefits related to lapsing statute of limitations	-	-	-
Ending balance	$6,066	$570	$44

The Company is subject to taxation in the United States, California and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 1999 through December 31, 2021. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service or by state or foreign tax authorities to the extent utilized in a future period.

The Company had $6,066 and $570 of unrecognized tax benefits as of December 31, 2021 and 2020, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, respectively, the Company had $44 and $44 of accrued penalties related to uncertain tax positions, all of which was recognized in the Company’s consolidated statements of operations and comprehensive income for the year then ended. The amount of the unrecognized tax benefit that, if recognized, would impact the effective tax rate was $5,950 as of December 31, 2021. There were no ongoing examinations by taxing authorities as of December 31, 2021 or 2020.

The Company intends to indefinitely reinvest the PRC earnings outside of the United States as of December 31, 2021 and 2020. Thus, deferred taxes are not provided in the United States for unremitted earnings in the PRC.

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

As of December 31, 2021 and 2020, the Company had $5,463 and $1,173 of open capital commitments, respectively.

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

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2021 and 2020. In the opinion of management, no provision for liability nor disclosure was required as of December 31, 2021 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

As of December 31, 2021, the Company had one outstanding legal proceeding regarding securities class action. On December 21, 2020, a putative class action lawsuit against ACM and three of its current executive officers was filed in the U.S. District Court for the Northern District of California under the caption Kain v. ACM Research, Inc., et al., No. 3:20-cv-09241. The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and sought monetary damages in an unspecified amount as well as costs and expenses incurred in the litigation.  The suit was dismissed with prejudice on January 10, 2022.

NOTE 24 – RESTRICTED NET ASSETS

In accordance with the PRC’s Foreign Enterprise Law, ACM Shanghai, Shengwei Research (Shanghai), Inc., and ACM Wuxi are required to make contributions to a statutory surplus reserve (note 2).

As a result of PRC laws and regulations that require annual appropriations of 10% of net after-tax profits to be set aside prior to payment of dividends as a general reserve fund or statutory surplus fund, ACM Shanghai is restricted in its ability to transfer a portion of its net assets to ACM (including any assets received as distributions from Shengwei Research (Shanghai), Inc. and ACM Wuxi. Amounts restricted included paid-in capital and statutory reserve funds, as determined pursuant to PRC accounting standards and regulations, were $671,750, $119,377 and $113,168 as of December 31, 2021, 2020 and 2019, respectively.

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

ACM did not have significant capital or other commitments, long-term obligations, or guarantees as of December 31, 2021 or 2020.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following represents condensed unconsolidated financial information of ACM only as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019:

CONDENSED BALANCE SHEET

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$29,536	$30,188
Accounts receivable	16	-
Due from intercompany	-	-
Other receivable	48	5
Prepaid expenses	594	359
Total current assets	30,194	30,552
Deferred tax assets	13,166	11,076
Investment in unconsolidated subsidiaries	637,961	102,455
Total assets	681,321	144,083

Liabilities and Stockholders’ Equity
Accounts payable	875	1,278
Other payable	404	255
Income taxes payable	254	31
FIN-48 payable	2,282	83
Deferred tax liability	1,302	1,286
Total liabilities	5,117	2,933
Total stockholders’ equity	676,204	141,150
Total liabilities and stockholders equity	$681,321	$144,083

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
Revenue	$16	$1,776	$10,683
Cost of revenue	-	(1,707)	(10,036)
Gross profit	16	69	647
Operating expenses:
Sales and marketing expenses	(2,443)	(1,361)	(490)
General and administrative expenses	(5,116)	(5,010)	(3,639)
Research and development expenses	-	-	(476)
Loss from operations	(7,543)	(6,302)	(3,958)
Equity in earnings of unconsolidated subsidiaries	43,866	36,273	22,510
Change in fair value of financial liability	-	(11,964)	-
Interest income, net	54	90	231
Interest expense, net	-	-	(67)
Other income, net	1,380	683	178
Income before income taxes	37,757	18,780	18,894
Income tax expense	-	-	-
Net income	$37,757	$18,780	$18,894

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(5,902)	$(290)	$(7,957)
Net cash provided by investing activities	-	-	-
Net cash provided by financing activities	5,250	2,745	23,347
Net increase (decrease) in cash and cash equivalents	(652)	2,455	15,390
Cash and cash equivalents, beginning of year	30,188	27,733	13,161
Effect of exchange rate changes on cash and cash equivalents	-	-	(818)
Cash and cash equivalents, end of year	$29,536	$30,188	$27,733

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of December 31, 2021. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The effectiveness of the disclosure controls and procedures is also necessarily limited by the staff and other resources available to management and the geographic diversity of our company’s operations. As a result of the COVID-19 pandemic, in 2021 we have faced additional challenges in operating and monitoring our disclosure controls and procedures as a result of employees working remotely and management travel being limited. In addition, we face potential heightened cybersecurity risks as our level of dependence on our IT networks and related systems increases, stemming from employees working remotely, and the number of malware campaigns and phishing attacks preying on the uncertainties surrounding the COVID‑19 pandemic increases.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

BDO China Shu Lun Pan Certified Public Accountants LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting and Remediation Efforts

No changes were identified to our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
ACM Research, Inc.
Fremont, California

Opinion on Internal Control over Financial Reporting

We have audited ACM Research, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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
March 1, 2022

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)      See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements” of Part II above and “Exhibit Index” below.

(b)	Exhibits.

Exhibit No.	Description
3.01(a)	Restated Certificate of Incorporation of ACM Research, Inc. (incorporated herein by reference to Exhibit 3.01 to the Current Report on Form 8-K filed on November 14, 2017)
3.01(b)
Certificate of Amendment to Restated Certificate of Incorporation of ACM Research, Inc., dated July 13, 2021 (incorporated herein by reference to Exhibit 3.01 to the Current Report filed on July 13, 2021)

3.02	Restated Bylaws of ACM Research, Inc. (incorporated herein by reference to Exhibit 3.02 to the Current Report on Form 8-K filed on November 14, 2017)
4.01
Senior Secured Promissory Note dated March 30, 2018 issued by Shengxin (Shanghai) Management Consulting Limited Partnership to ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed on May 14, 2018)

4.02
Intercompany Promissory Note dated March 30, 2018 issued by ACM Research (Shanghai), Inc. to ACM Research, Inc. (incorporated herein by reference to Exhibit 10.04 to the Quarterly Report on Form 10-Q filed on May 14, 2018)

4.03
Warrant Exercise Agreement dated March 30, 2018 by and among ACM Research, Inc., ACM Research (Shanghai), Inc., and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on May 14, 2018)

4.04‡
Warrant to Purchase Class A Common Stock issued to Shengxin (Shanghai) Management Consulting Limited Partnership dated July 29, 2020 (incorporated herein by reference to Exhibit 4.01 to the Quarterly Report on Form 10-Q filed on August 10, 2020)

4.05	Description of ACM Research, Inc.’s Securities
10.01(a)
Lease dated March 22, 2017 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.01 to the Registration Statement on Form S-1 filed on September 13, 2017)

10.01(b)
Lease Amendment dated February 28, 2018 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.06 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)

10.01(c)
Lease Amendment dated February 4, 2019 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2019)

10.01(d)	Lease Amendment dated January 4, 2021 between ACM Research, Inc. and D&J Construction, Inc.
10.02
Lease Agreement dated April 26, 2018 between ACM Research (Shanghai), Inc. and Shanghai Zhangjiang Group Co., Ltd. (incorporated herein by reference to Exhibit 10.01 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)

10.03
Lease Agreement dated January 18, 2018 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd. (incorporated herein by reference to Exhibit 10.05 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)

10.04
Securities Purchase Agreement dated March 14, 2017 by and among ACM Research, Inc., Shengxin (Shanghai) Management Consulting Limited Partnership and ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.03 to the Registration Statement on Form S-1 filed on September 13, 2017)

10.05
Securities Purchase Agreement dated March 23, 2017 between ACM Research, Inc. and Shanghai Science and Technology Venture Capital Co., Ltd., as amended (incorporated herein by reference to Exhibit 10.04 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)

10.06
Ordinary Share Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi (incorporated herein by reference to Exhibit 10.07 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)

10.07
Form of Second Amended and Restated Registration Rights Agreement to be entered into between ACM Research, Inc. and certain of its stockholders (incorporated herein by reference to Exhibit 10.09 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)

10.08
Stock Purchase Agreement, dated October 11, 2017, by and among ACM Research, Inc., Xunxin (Shanghai) Capital Co., Limited, Xinxin (Hongkong) Capital Co., Limited and David H. Wang (incorporated herein by reference to Exhibit 10.10 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)

10.09
Nomination and Voting Agreement, dated October 11, 2017, by and among Xinxin (Hongkong) Capital Co., Limited, ACM Research, Inc., David H. Wang, and the individuals named therein (incorporated herein by reference to Exhibit 10.12 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)

10.10
Termination Agreement between ACM Research, Inc. and Xinxin (Hongkong) Capital Co., Limited, dated as of May 18, 2021 (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on May 21, 2021)

10.11
Voting Agreement, dated March 23, 2017, by and among Shanghai Technology Venture Capital Co., Ltd. (also known as Shanghai Science and Technology Venture Capital Co., Ltd.) and ACM Research, Inc. (incorporated herein by reference to Exhibit 10.13 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)

10.12	Form of Capital Increase Agreement between ACM Research, Inc. and certain investors (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.12 (a)
Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.12 hereto (incorporated herein by reference to Exhibit 10.01(a) to the Quarterly Report on Form 10-Q filed on August 12, 2019)

10.13	Form of Agreement between ACM Research, Inc. and certain Investors (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.13(a)
Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.13 hereto (incorporated herein by reference to Exhibit 10.02(a) to the Quarterly Report on Form 10-Q filed on August 12, 2019)

10.14
Partnership Agreement of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) dated September 5, 2019 by and among Infotech National Emerging Industry Venture Investment Guidance Fund (LP), Hefei Guozheng Asset Management Co, Ltd., Hefei Economic and Technological Development Zone Industrial Investment Guidance Fund Co., Ltd., ACM Research (Shanghai), Inc., Hefei Tongyi Equity Investment Partnership (LP), Shenzen Waitan Technology Development Co., Ltd., and Beijing Shixi Qingliu Investment Co., Ltd. (incorporated herein by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed on November 13, 2019)

10.15+	2016 Omnibus Incentive Plan of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on December 8, 2017)
10.15(a)+
Form of Incentive Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(a) to the Registration Statement on Form S-1 filed on September 13, 2017)

10.15(b)+
Form of Non-qualified Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.10(b) to the Registration Statement on Form S-1 filed on September 13, 2017)

10.15(c)+
Form of Restricted Stock Unit Grant Notice and Agreement under 2016 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.10(c) to the Registration Statement on Form S-1 filed on September 13, 2017)

10.16+	Form of Nonstatutory Stock Option Agreement of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.17+	1998 Stock Option Plan of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.17(a)+	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12(a) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.17(b)+	Form of Non-statutory Stock Option Agreement under 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12(b) to the Registration Statement on Form S-1 filed on September 13, 2017)

10.18
Form of Indemnification Agreement entered into between ACM Research, Inc. and certain of its directors and officers  (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on September 13, 2017)

10.19+	Letter agreement dated June 12, 2019 between ACM Research, Inc. and Mark McKechnie (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on August 13, 2019)
10.20+‡	Employment Agreement dated January 8, 2018 between ACM Research (Shanghai), Inc and Lisa Feng
10.21
Note Assignment and Cancellation Agreement dated April 30, 2020 by and among ACM Research, Inc., ACM Research (Shanghai), Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report Form 10-Q filed on May 8, 2020)

10.22(a)
Share Transfer and Note Cancellation Agreement dated April 30, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed on May 8, 2020)

10.22(b)
Amendment No. 1 to Share Transfer and Note Cancellation Agreement dated July 29, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on November 9, 2020)

10.23‡†
Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) dated as of May 7, 2020 between ACM Research (Lingang), Inc. and China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on May 13, 2020)

10.24†
Commitment Letter Regarding the Lock-up of Shares, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on June 1, 2020)

10.25†
Commitment Letter Regarding Shareholding Intent and Intent to Reduce Shareholding, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.02 to the Current Report to Form 8-K filed on June 1, 2020)

10.26†
Commitment Letter Regarding the Plan and Binding Measures for Stabilizing the Stock Price of ACM Research (Shanghai), Inc. Within Three Years After Listing, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc., and certain individuals named therein (incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K filed on June 1, 2020)

10.27†
Commitment Letter Regarding Fraudulent Issuance of Listed Shares, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.04 to the Current Report on Form 8-K filed on June 1, 2020)

10.28‡†
Commitment Letter Regarding the Lack of False Records, Misleading Statements or Major Omissions in the Preliminary Information Document, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.05 to the Current Report on Form 8-K filed on June 1, 2020)

10.29†
Commitment Letter Regarding Making Up for Diluted Immediate Returns, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.06 to the Current Report on Form 8-K filed on June 1, 2020)

10.30‡†
Commitment Letter Regarding Unfulfilled Commitment on Binding Measures, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.07 to the Current Report on Form 8-K filed on June 1, 2020)

10.31†
Commitment Letter Regarding the Avoidance of Competition in the Same Industry, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.08 to the Current Report on Form 8-K filed on June 1, 2020)

10.32†
Commitment Letter Regarding the Standardization and Reduction of Related Transactions, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.09 to the Current Report on Form 8-K filed on June 1, 2020)

10.33†
Commitment Letter Regarding the Avoidance of Funds Occupation and Illegal Guarantee, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 1, 2020)

10.34‡†	Statement and Commitment Letter, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on June 1, 2020)
10.35†
Commitment Letter Regarding Property Lease Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on June 1, 2020)

10.36†
Commitment Letter Regarding Social Insurance and Housing Provident Fund Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on June 1, 2020)

10.37†
Commitment Letter Regarding Foreign Exchange Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 1, 2020)

10.38†
Confirmation and Commitment Letter Regarding the Historical Evolution Related Matters Regarding ACM Research (Shanghai), Inc., effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 1, 2020)

10.39†	Confirmation Letter, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 1, 2020)
10.40‡†
Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.) Partnership Agreement, dated June 9, 2020, among China Fortune Tech Capital Co., Ltd., as general partner, and the several limited partners named therein, including ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on July 7, 2020)

10.41‡†
Supplementary Agreement to Partnership Agreement of Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.), dated June 15, 2020, among China Fortune Tech Capital Co., Ltd., as general partner, and the several limited partners named therein, including ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on July 7, 2020)

10.42
Adoption Agreement dated July 29, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (amending the Second Amended and Restated Registration Rights Agreement between ACM Research, Inc. and certain of its stockholders filed with the SEC on October 18, 2017 as Exhibit 10.09 to Amendment No. 1 to Registration Statement on Form S-1) (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on November 9, 2020)

10.43†*	Form of Shanghai Public Rental Housing Overall Pre-Sale Contract (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on February 25, 2021)
10.43(a)
Schedule identifying agreements substantially identical to the form of Shanghai Public Rental Housing Overall Pre-Sale Contract filed as Exhibit 10.43 hereto (incorporated herein by reference to Exhibit 10.01(a) to the Current Report on Form 8-K filed on February 25, 2021)

10.44†
Loan and Mortgage Contract dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and Shengwei Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on February 25, 2021)

10.45†
Irrevocable Letter of Guarantee dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K filed on February 25, 2021)

10.46‡†
Plant lease Contract dated as of February 1, 2021 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd. (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on May 7, 2021)

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