Form 10-K/A
period 2021-12-31
ACM Research, Inc.
filed 2022-04-29
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number:001-38273 0

ACM Research, Inc.
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	94-3290283 (I.R.S. Employer Identification No.)

42307 Osgood Road, Suite I, Fremont, California	94539
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 445-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Class A Common Stock, $0.0001 par value	ACMR	The NASDAQ Stock Market LLC

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	54,035,280 shares outstanding as of April 22, 2022
Class B Common Stock, $0.0001 par value	5,086,812 shares outstanding as of April 22, 2022

Documents Incorporated By Reference: None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021, or the 2021 Form 10‑K, as filed with the Securities and Exchange Commission, or SEC, on March 1, 2022. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for our 2022 Annual Stockholder Meeting. This Amendment amends the cover page, Items 10 through 14 of Part III, and Item 15 of Part IV of the 2021 Form 10‑K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2021 Form 10‑K. This Amendment does not reflect events occurring after the date of the filing of the 2021 Form 10‑K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2021 Form 10‑K and with our other filings with the SEC.

We conduct our business operations principally through ACM Research (Shanghai), Inc., or ACM Shanghai, a subsidiary of ACM Research, Inc., or ACM Research. Unless the context requires otherwise, references in this Amendment to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. and its subsidiaries, including ACM Shanghai, collectively.

i

FORWARD-LOOKING STATEMENTS AND STATISTICAL DATA

This Amendment and the 2021 Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Amendment or  the 2021 Form 10-K regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors, including those described or incorporated by reference in “Item 1A. Risk Factors” of Part I of the 2021 Form 10-K, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

Any forward-looking statement made by us in this Amendment or the 2021 Form 10-K speaks only as of the date on which it is made. Except as required by law, we assume no obligation to update these statements publicly or to update the reasons actual results could differ materially from those anticipated in these statements, even if new information becomes available in the future.

You should read this Amendment and the 2021 Form 10-K, as well as the documents that we reference in the Amendment or the 2021 Form 10-K and have filed as exhibits to the 2021 Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Background of Directors

The following descriptions present information, as of April 7, 2022, about our directors.

Haiping Dun	Director
 Chair of the Compensation Committee
 Member of the Audit Committee

Dr. Dun has served as one of our directors since 2003. Dr. Dun is the former President of Champion Microelectronic Corp., an integrated circuit company based in Taiwan, from 2008 through 2018. Dr. Dun previously served as a Senior Director of Intel Corporation, a multi-national technology company, where he was employed from 1983 to 2004. Dr. Dun received a Ph.D. degree in material science and engineering from Stanford University, a Master of Science degree in physics from the University of Washington and a Bachelor of Science degree in physics from National Taiwan University. Dr. Dun’s experience in our industry, along with his global experience and leadership abilities, qualify him to serve on the board. Dr. Dun is 72 years old.

Chenming C. Hu	Director
Chair of the Nominating and Governance Committee

Dr Hu has served as one of our directors since January 2017 and as a member of our board of advisors since May 2016. He has been a professor in electrical engineering and computer sciences at the University of California, Berkeley since 1976. He has also been the Taiwan Semiconductor Manufacturing Company Distinguished Chair Professor Emeritus and Professor of the Graduate School at the University of California, Berkeley since 2010. Dr. Hu developed FinFET, a fin-shaped field-effect transistor, in 1999. He served as the Chief Technology Officer of Taiwan Semiconductor Manufacturing Company Ltd. from 2001 to 2007 and is a member of the U.S. National Academy of Engineering and the Chinese Academy of Sciences, Taiwan’s Academia Sinica. Dr. Hu has served as a director of Ambarella, Inc. (Nasdaq: AMBA), a fabless semiconductor design company, since 2010 and served as a director of Inphi Corporation (Nasdaq: IPHI), a fabless provider of high-speed data movement solutions, from 2011 until April 2021. Dr. Hu received a Master of Science degree, a Ph.D. degree from the University of California, Berkeley and a Bachelor of Science degree from National Taiwan University, all in electrical engineering. Dr. Hu’s experience in our industry, along with his quality leadership and innovations, qualify him to serve on the board. Dr. Hu is 74 years old.

Tracy Liu	Director
Chair of the Audit Committee
Member of the Compensation Committee and the Nominating and Governance Committee

Ms. Liu has served as one of our directors since September 2016. She has served as the Managing Partner of H&M Int’l CPAs, LLP since January 2017. Ms. Liu was the founder and owner of H&M Financial Consulting from 2006 to 2016, where she provided international accounting and tax solutions to high-technology companies. Ms. Liu received a Bachelor of Science degree from Nankai University and a Master of Accounting and Tax degree from Golden Gate University, and she is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Ms. Liu’s financial expertise, along with her leadership and global experience, qualify her to serve on the board. Ms. Liu is 57 years old.

David H. Wang	Director

Dr. Wang is our founder and has served as our Chief Executive Officer and President and one of our directors since 1998. He holds more than 100 patents in semiconductor equipment and process technology and is the inventor of stress-free Cu polishing technology. Dr. Wang received Ph.D. and Master of Engineering degrees in Precision Engineering from Osaka University and a Bachelor of Science degree in Precision Instruments from Tsinghua University. Dr. Wang’s longstanding quality service, innovation and leadership, along with his experience in our industry, qualify him to serve on the board. Dr. Wang is 60 years old.

Yinan Xiang	Director
Member of the Audit Committee

Ms. Xiang has served as one of our directors since November 2017. She has served as Deputy General Manager of Shanghai S&T Venture Capital (Group) Co. Ltd. or SSTVC, a state-owned venture capital firm, since 2016 and previously served as Manager of the Project Investment Department of SSTVC from 2014 to 2016 and Manager of Invest Department II of Shanghai Science and Technology Venture Capital Co., Ltd. from 2012 to 2014. Ms. Xiang received a Bachelor of Science degree from Shanghai University of Finance and Economics. Ms. Xiang’s industry experience and financial expertise qualify her to serve on the board. Ms. Xiang is 46 years old. Ms. Xiang has advised us that she will not stand for re-election to the board at the 2022 annual stockholder meeting.

Background of Executive Officers

The following descriptions present information, as of April 7, 2022, about our executive officers. Each executive officer serves at the discretion of the board of directors.

David H. Wang    Chief Executive Officer and President

Please see the description of Dr. Wang’s background under “─Background of Directors” above.

Mark McKechnie Chief Financial Officer, Treasurer and Secretary

Mr. McKechnie has served as our Chief Financial Officer, Treasurer and Secretary since November 2019 and previously served as our Vice President of Finance from July 2018 to November 2019. He served as Vice President of Investor Relations and Strategic Initiatives of Silver Spring Networks, Inc., a provider of smart grid products, from 2014 to January 2018 and as Managing Director of Technology Equity Research of Evercore Partners, a global investment banking firm, from 2012 to 2014. He received a Bachelor of Science degree in electrical engineering from Purdue University and a Master of Business Administration degree from The Kellogg School of Management at Northwestern University. Mr. McKechnie is 55 years old.

Jian Wang            Chief Executive Officer and President of ACM Shanghai.

Mr. Wang has served as Chief Executive Officer and President of ACM Shanghai since November 2019 and previously served ACM Shanghai as its Vice President, Research and Development from 2015 to November 2019 and its Director of Research and Development from 2011 to 2015, focusing on the research and development of stress-free polishing and electro-chemical-copper-planarization technologies. Mr. Wang received a Master of Science degree in computer science from Northwestern Polytechnic University, a Master of Science degree in marine engineering from Kobe University and a Bachelor of Science degree in mechanical engineering from Southeast University. Mr. Wang is 57 years old.

Lisa Feng            Chief Financial Officer of ACM Shanghai

Ms. Feng has served as Chief Financial Officer of ACM Shanghai since November 2019 and previously served as our Chief Accounting Officer, Interim Chief Financial Officer and Treasurer from January 2018 to November 2019. She served at Amlogic Inc., a fabless semiconductor company, as its Financial Controller from October 2017 to January 2018 and its Corporate Controller from 2008 to September 2017. Ms. Feng received a Bachelor of Science degree in Business/Economics from Southern Connecticut State University and a Master of Science degree in Accounting from Golden Gate University. Ms. Feng is 63 years old.

Sotheara Cheav    Senior Vice President, Manufacturing of ACM Shanghai

Mr. Cheav has served as Senior Vice President, Manufacturing of ACM Shanghai since May 2019 and previously served ACM Shanghai as its Vice President, Manufacturing from 2015 to May 2019 and its Director of Manufacturing from 2011 to 2014). Mr. Cheav received a Bachelor of Science degree in Science and Technology from the University of Cambodia and an Associate of Science degree in Electronics from Bay Valley Technical Institute. Mr. Cheav is 70 years old.

Fuping Chen        Vice President, Sales – China of ACM Shanghai

Mr. Chen has served as Vice President, Sales—China of ACM Shanghai since January 2018 and as our Senior Technical Director from 2010 to December 2017). He served as Assistant Wet Process Manager of SK Hynix Inc., a semiconductor company, from 2006 to 2010. Mr. Chen received a Bachelor of Science degree from Nanjing University of Technology of Material Science and Engineering and a Master of Science degree from Zhejiang University of Material Science and Engineering. Mr. Chen is 40 years old.

David Wang and Jian Wang are brothers.

Board of Directors Overview

Under the Delaware General Corporation Law and our bylaws, our business and affairs are managed by or under the direction of the board of directors, which selectively delegates responsibilities to its standing committees.

The board has adopted and operates under Governance Guidelines that reflect our current governance practices in accordance with applicable statutory and regulatory requirements, including those of the SEC and Nasdaq. The Governance Guidelines are available on our website at ir.acmrcsh.com/static-files/3446be5b-f608-4932-86c9-d9eff14ca2ac. Under the Governance Guidelines, we expect directors to regularly attend meetings of the board and of all committees on which they serve and to review the materials sent to them in advance of those meetings. We expect director nominees for election at each annual meeting of stockholders to participate in the annual meeting.

The board generally expects to hold four regular meetings per year and to meet on other occasions when circumstances require. Directors spend additional time preparing for board and committee meetings, and we may call upon directors for advice between meetings. We encourage our directors to attend director education programs. The board held five meetings in 2021. All of our current directors attended all of the board meetings during in 2021.

The Governance Guidelines provide that the board will meet in executive session at least twice a year without management in attendance. The Lead Director presides at each executive session.

The board maintains an audit committee, a compensation committee and a nominating and governance committee. The board has adopted charters for each of the committees, and those charters are to be reviewed annually by the committees and the board. Our website provides access to:

•	the audit committee charter at media.corporate-ir.net/media_files/IROL/25/254659/acm-ac-charter-final.pdf;

•	the compensation committee charter at media.corporate-ir.net/media_files/IROL/25/254659/acm-cc-charter-final.pdf; and

•	the nominating and governance committee charter at ir.acmrcsh.com/static-files/03f9c6d2-908e-4c59-b7da-8e227707e5a7.

The committees have the functions and responsibilities described in the sections below.

So long as the outstanding shares of Class B common stock represent a majority of the combined voting power of Class A and Class B common stock voting together, all directors will be elected for annual terms and we will not have a classified board. If outstanding shares of Class B common stock represent less than a majority of the combined voting power of common stock at any time, we thereafter will have a classified board consisting of three classes of approximately equal size, each serving staggered three-year terms. Our directors would be allocated by the then‑current board among the three classes.

The board has adopted Communications Policies pursuant to which our Chief Executive Officer, our Chief Financial Officer and their designees are the only individuals authorized to communicate on our behalf with the media, industry and trade organizations, market professionals and stockholders. The Communications Policies were designed to limit the persons whose statements trigger our public disclosure obligations under Regulation FD of the SEC. By limiting the number of spokespersons, the Communications Policies help ensure that all communications to members of the public are made by persons who are fully informed about both our company and the guidelines and risks applicable to external communications, and they reduce the risk of inconsistent statements to the public.

Independence of Directors

The board of directors must consist of a majority of independent directors not only under the requirements of Nasdaq but also under the Governance Guidelines.

Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board within twelve months from the date of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act, and compensation committee members must also satisfy additional independence criteria, including those set forth in Rule 10C-1 of the Securities Exchange Act. Under Nasdaq rules, a director will qualify as an “independent director” only if, in the opinion of that company’s board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Securities Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board or any other board committee: (a) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (b) be an affiliated person of the listed company or any of its subsidiaries.

In order to be considered independent for purposes of Rule 10C-1 under the Securities Exchange Act, each member of the compensation committee must be a member of the board of the listed company and must otherwise be independent. In determining independence requirements for members of compensation committees, the national securities exchanges and national securities associations are to consider relevant factors, including (a) the source of compensation of a member of the board of a listed company, including any consulting, advisory or other compensatory fee paid by the listed company to such member and (b) whether a member of the board of a listed company is affiliated with the listed company, a subsidiary of the listed company or an affiliate of a subsidiary of the listed company.

The board annually reviews the independence of all non-employee directors. In April 2018 the board established categorical standards consistent with the corporate governance standards of Nasdaq to assist the board in making determinations of the independence of board members. A copy of our Standards for Director Independence is posted on our website at ir.acmrcsh.com/static-files/4211086b-a968-414e-888d-007c1906489d. These categorical standards require that, to be independent, a director may not have a material relationship with ACM. Even if a director meets all categorical standards for independence, the board reviews other relationships with ACM in order to conclude that each independent director has no material relationship with ACM either directly or indirectly.

Based upon information requested from and provided by each director concerning the director’s background, employment and affiliations, including family relationships, the board has determined that Haiping Dun, Chenming Hu, Tracy Liu and Yinan Xiang qualify as independent directors in accordance with the rules of Nasdaq and Rules 10C-1 and 10A-3 under the Securities Exchange Act.

Code of Business Conduct

We have a Code of Business Conduct applicable to all directors, officers and employees of ACM Research and our subsidiaries. We have posted the Code of Business Conduct on our website at ir.acmrcsh.com/static-files/fdff1cd1-dfea-4a25-a8a6-ae2394fa5d53. We will post any amendments to the Code of Business Conduct on our website. In accordance with the requirements of the SEC and Nasdaq, we will also post waivers applicable to any of our officers or directors from provisions of the Code of Business Conduct on our website. We have not granted any such waivers to date.

We have implemented whistleblower procedures, which establish format protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures are to be communicated promptly to the audit committee of the board of directors. A copy of the whistleblower policy can be viewed on the investor relations portion of our website at https://ir.acmrcsh.com/static-files/3925389c-ac5f-4c8c-8584-53a41e78e4ce.

Employee, Officer and Director Hedging

It is our policy that all employees and directors, as well as their family members, must not hedge or pledge our securities they hold directly. An exception to prohibition may be granted where a person wishes to pledge our securities as collateral for a loan, upon approval by our Chief Financial Officer, if certain other conditions are met. The prohibition on hedging is included in our Restated Insider Trading Policy. A copy of our Restated Insider Trading Policy can be viewed on the investor relations portion of our website at https://ir.acmrcsh.com/static-files/88b7e2ab-7ac4-4f50-8935-1bef66dd52b0.

Board Oversight of Risk

The board of directors has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable the board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee of the board reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The nominating and governance committee of the board manages risks associated with the independence of the board, corporate disclosure practices and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through committee reports about such risks.

Matters of significant strategic risk are considered by the board as a whole.

Board Leadership Structure

The board of directors recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as the company continues to grow. We do not have a policy on whether the offices of Chair of the Board and Chief Executive Officer should be separate and, if they are to be separate, whether the Chair of the Board should be selected from among the independent directors or should be an employee. The board has determined that it is in our best interests to have both a Chair of the Board and a Lead Director. The board has appointed David Wang, our Chief Executive Officer and President, to serve as Chair of the Board and Haiping Dun, an independent director, to serve as Lead Director. Among other things, the Chair of the Board shall prepare agendas for, and preside over, meetings of the board and the Lead Director shall assist the Chair of the Board in preparing agendas and shall serve as the principal liaison between the Chair of the Board and the other directors. The board believes that this is the appropriate leadership structure for us at this time and will allow the board to fulfill its role with appropriate independence.

The board has concluded that our current leadership structure is appropriate at this time. The board will continue to periodically review our leadership structure, however, and may make such changes in the future as it deems appropriate.

Audit Committee

The principal responsibilities of the audit committee include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting and our disclosure controls and procedures;

•	meeting independently with our registered public accounting firm and management;

•	furnishing the audit committee report required by SEC rules;

•	reviewing and reassessing the adequacy of our conflict of interest policy; and

•	overseeing our risk assessment and risk management policies.

Our independent auditor is ultimately accountable to the audit committee. The audit committee has the ultimate authority and responsibility to select, evaluate, approve terms of retention and compensation of, and, where appropriate, replace the independent auditor.

The current members of the audit committee are Tracy Liu, who serves as chair, Haiping Dun and Yinan Xiang. The board has determined that each of the audit committee members is financially literate and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act. The board also determined that each of the current members of the audit committee is independent, as defined in the listing standards of Nasdaq, and is an “outside director” as that term is defined in Internal Revenue Code Section 162(m). The board has also determined that Ms. Liu is an audit committee financial expert in accordance with the standards of the SEC.

The audit committee held five meetings in 2021. All of the members attended all of the audit committee meetings held in 2021, except that Ms. Xiang attended 60% of those meetings.

Nominating and Governance Committee

The principal responsibilities of the nominating and governance committee include:

•
identifying, evaluating, and making recommendations to the board of directors and our stockholders concerning nominees for election to the board, to each of the board’s committees and as committee chairs;

•	annually reviewing the performance and effectiveness of the board and developing and overseeing a performance evaluation process;

•	annually evaluating the performance of management, the board and each board committee against their duties and responsibilities relating to corporate governance;

•	annually evaluating adequacy of our corporate governance structure, policies and procedures; and

•	providing reports to the board regarding the committee’s nominations for election to the board and its committees.

The current members of the nominating and governance committee are Chenming Hu, who serves as chair, and Tracy Liu. The board has determined that each of Dr. Hu and Ms. Liu is independent, as defined in the listing standards of Nasdaq.

The nominating and governance committee has the sole authority to retain, oversee and terminate any consulting or search firm to be used to identify director candidates or assist in evaluating director compensation and to approve any such firm’s fees and retention terms. The nominating and governance committee held one meeting in 2021, which was attended by both of the members.

The nominating and governance committee will consider director nominees recommended by our stockholders in accordance with our Policy and Procedure for Stockholder Nominations to the Board adopted by the nominating and governance committee and approved by the board in April 2018, a copy of which is posted on our website at ir.acmrcsh.com/static-files/01b22d4f-d523-4d9e-a1ac-56030666adad. Recommendations should be submitted to our Corporate Secretary in writing at ACM Research, Inc., 42307 Osgood Road, Suite I, Fremont, California 94539, along with additional required information about the nominee and the stockholder making the recommendation.

Compensation Committee

The principal responsibilities of the compensation committee include:

•	evaluating the performance of our Chief Executive Officer and determining the Chief Executive Officer’s salary and contingent compensation based on his or her performance and other relevant criteria;

•	identifying the corporate and individual objectives governing the Chief Executive Officer’s compensation;

•	approving the compensation of our other executive officers;

•	making recommendations to the board with respect to director compensation;

•	reviewing and approving the terms of certain material agreements;

•	overseeing and administering our equity incentive plans and employee benefit plans;

•	preparing the annual compensation committee report required by SEC rules; and

•
conducting a review of executive officer succession planning, as necessary, reporting its findings and recommendations to the board, and working with the board in evaluating potential successors to executive officer positions.

The current members of the compensation committee are Haiping Dun, who serves as chair, and Tracy Liu. The board has determined that each of Dr. Dun and Ms. Liu is independent, as defined in the listing standards of Nasdaq, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act and is an “outside director” as that term is defined in Internal Revenue Code Section 162(m).

The compensation committee held four meetings in 2021, all of which were attended by both of the members. The compensation committee has the sole authority to retain, oversee and terminate any compensation consultant to be used to assist in the evaluation of executive compensation and to approve the consultant’s fees and retention terms.

Compensation Committee Interlocks and Insider Participation

During 2021, none of the members of the compensation committee was an officer or employee of our company or our subsidiaries and none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board or compensation committee.

Certain Relationships and Related-Person Transactions

In October 2017 the board of directors adopted a Conflict of Interest Policy applicable to all directors, officers and employees of our company and our subsidiaries. We have posted the Conflict of Interest Policy on our website at ir.acmrcsh.com/static-files/c9bb9bf0-847b-4f79-b747-bf7e5bb06994. We will post any amendments to the Conflict of Interest Policy on our website.

The Conflict of Interest Policy requires each director and executive officer, including their immediate family members, to provide written notice of any potential related-party transaction, defined by the policy to mirror the definition of Item 404 of Regulation S-K of the SEC (with the exception that the policy includes a monetary threshold of $100,000 as opposed to the threshold of $120,000 set by Item 404 of Regulation S-K) to the Chair of the Board (or to the Chief Executive Officer if such transaction involves the Chair of the Board, or to the Chief Financial Officer if such transaction involves the Chief Executive Officer), including all information that the Chair of the Board, the Chief Executive Officer or the Chief Financial Officer may request. Upon receiving all relevant information, the board may approve the transaction if it determines that the transaction is in the best interests of, and fair to, us, may require modifications to the transaction to make it acceptable for approval, or may reject it. The board may also establish guidelines for ongoing management of a specific related-party transaction. The policy requires that continuing related-party transactions are reviewed on at least an annual basis. Additionally, the policy requires that all directors and executive officers complete a questionnaire in connection with each of our annual proxy statements, in which they are asked to disclose family relationships and other related-party transactions.

The following is a description of transactions since January 1, 2021 to which we have been a party, in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers or beneficial owners of more than 5% of any series or class of our preferred or common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements. The transactions set forth below were approved by a majority of the board, including a majority of the independent and disinterested members of the board. We believe we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by the audit committee and a majority of the members of the board, including a majority of the independent and disinterested members of the board, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Issuance and Exercise of Warrant

In December 2016 Shengxin (Shanghai) Management Consulting Limited Partnership, or SMC, paid 20,123,500 RMB (approximately $3.0 million as of the date of funding) to our operating subsidiary ACM Shanghai for potential investment pursuant to terms to be subsequently negotiated. SMC is a People’s Republic of China, or PRC, limited partnership owned by Jian Wang and other employees of our subsidiary ACM Shanghai. Jian Wang, who is a limited partner of SMC, is the Chief Executive Officer and President of ACM Shanghai and the brother of our Chief Executive Officer and President David Wang. Until March 31, 2020, Jian Wang also had been the General Partner of SMC, as a result of which, under the rules of the SEC, he had been deemed to beneficially own all of the shares owned by SMC and, as a result, SMC was deemed to be an affiliate of ours.

In March 2017 we issued to SMC a warrant exercisable to purchase 397,502 (pre-split) shares of Class A common stock at a price of $7.50 per share, for a total exercise price of approximately $3.0 million. The warrant was exercisable for cash or on a cashless basis, at the option of SMC, at any time on or before May 17, 2023 to acquire all, but not less than all, of the shares of Class A common stock subject to the warrant.

In March 2018 we entered into a warrant exercise agreement with ACM Shanghai and SMC pursuant to which SMC exercised the SMC warrant in full by issuance to us of a senior secured promissory note in the principal amount of approximately $3.0 million. We transferred the SMC note to ACM Shanghai, in exchange for an intercompany promissory note issued by ACM Shanghai to us in the principal amount of approximately $3.0 million, or the Intercompany Note. Each of the two notes bore interest at a rate of 3.01% per annum and matured on August 17, 2023. As security for its performance of its obligations under its note, SMC granted to ACM Shanghai a security interest in the 397,502 (pre-split) shares of Class A common stock issued to SMC upon its exercise of the warrant.

In connection with a follow-on public offering of Class A common stock in August 2019, we agreed to purchase a total of 154,821 (pre-split) of the warrant shares from SMC at a per share price of $13.195, of which (a) $1.2 million was applied to reduce SMC’s obligations to ACM Shanghai under the SMC note, and which we then withheld for our own account and applied to reduce ACM Shanghai’s obligations to us under the Intercompany Note and (b) the remaining $0.9 million was paid to SMC.

In June 2019 we announced plans to complete over the following three years a listing of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering, which we refer to as the STAR IPO, of ACM Shanghai shares in the PRC. In preparation for the STAR IPO, ACM Shanghai was required to terminate its financial relationship with SMC. In order to facilitate such termination, in April 2020, we entered into two agreements relating to outstanding obligations among our company, ACM Shanghai and SMC. Pursuant to such agreements: (i) ACM Shanghai assigned to us its rights under the SMC note, including the right to receive payment of approximately $1.8 million payable thereunder; (ii) ACM cancelled the outstanding obligation of approximately $1.8 million of ACM Shanghai under the Intercompany Note; (iii) SMC surrendered its remaining 242,681 (pre-split) warrant shares to us; and (iv) in exchange for such 242,681 (pre-split) warrant shares, we agreed to deliver to SMC certain consideration, which we refer to as the SMC Consideration, that we agreed upon with SMC, subject to obtaining certain PRC regulatory approvals. Under the agreements with SMC, if the required approvals are not obtained by December 31, 2023, we would cancel the SMC note as consideration for the 242,681 (pre-split) warrant shares. In a separate transaction in April 2020, ACM Shanghai repaid the remaining $1.8 million of the December 2016 SMC investment in cash.

On July 29, 2020, we entered into an amended agreement under which, in settlement of the SMC Consideration, we issued to SMC a warrant to purchase 242,681 (pre-split) shares of Class A common stock at a purchase price of $7.50 per share, and we cancelled the SMC note. On June 9, 2021, SMC exercised the its warrant and we delivered 242,681 (pre-split) shares of Class A common stock to SMC (which reflect 728,043 shares of Class A common stock on a post‑split basis).

Director and Executive Compensation and Indemnification Agreements

Please see “Item 11. Executive Compensation” for discussion of the compensation of our executive officers and our non-employee directors.

We have entered into indemnification agreements with our directors and executive officers. Under these agreements, we agree to indemnify, to the fullest extent permitted by Delaware law (subject to certain limitations), each of director and executive officer against any and all expenses incurred by the director or officer in connection with proceedings because of his or her status as one of our directors or executive officers. In addition, these indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will pay for all expenses incurred by our directors and executive officers in connection with a legal proceeding arising out of their service to us.

Item 11.	Executive Compensation

Executive Compensation Table

The following table provides information concerning the compensation paid to our named executive officers or NEOs, who consist of our Chief Executive Officer and President David Wang, our Chief Financial Officer, Treasurer and Secretary Mark McKechnie, and our three next most highly compensated executive officers during 2021, Jian Wang, Lisa Feng and Fuping Chen.

Name and Principal Position	Year	Salary($)(1)	Bonus($)(1)	Option Awards ($)(2)(3)	All Other Compensation ($)(1)(4)	Total($)
David H. Wang	2021	$183,105	$212,188	—	$3,583	$398,876
Chief Executive Officer	2020	294,054	95,700	$4,963,675	15,660	5,369,089
and President	2019	229,742	19,358	325,000	13,920	588,020
Mark McKechnie	2021	242,703	50,000	—	—	292,703
Chief Financial Officer, Treasurer	2020	243,906	—	—	—	243,906
and Secretary	2019	232,424	129,327	299,400	13,920	675,071
Jian Wang	2021	120,094	108,500	—	3,583	232,177
Chief Executive Oﬃcer and	2020	162,492	55,100	67,728	15,660	300,980
President, ACM Shanghai	2019	139,241	49,126	183,594	13,920	385,881
Lisa Feng	2021	157,135	64,170	—	4,159	225,464
Chief Financial Officer,	2020	169,172	43,500	225,809	13,616	452,097
ACM Shanghai	2019	159,673	41,354	214,700	10,133	425,860
Fuping Chen	2021	108,842	103,850	—	214	212,906
Vice President, Sales—China,	2020	103,871	95,700	793,157	15,660	1,008,388
ACM Shanghai	2019	90,603	113,129	61,198	13,920	278,850

(1)	Compensation amounts paid in RMB have been converted, for purposes of the table, to U.S. dollars at the average RMB per U.S. dollar exchange rate for the applicable years.

(2)
Amounts shown represent the aggregate grant date fair value of option awards granted in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. These amounts do not necessarily correspond to the actual amounts that will be earned by the NEOs. For assumptions made in valuing these awards and related information with respect to options awards exercisable for Class A common stock, see note 2 to our consolidated financial statements included in the 2021 Form 10-K.

(3)
Consists of (a) option awards exercisable for Class A common stock and (b) with respect to Dr. Wang, Mr. Wang, Ms. Feng and Mr. Chen in 2020, option awards exercisable for shares of ACM Shanghai. See “—Grants of Plan-Based Awards” below.

(4)	The amounts shown (a) consist of health insurance with respect to 2021 and (b) housing subsidies with respect to 2020 and 2019..

Narrative Explanation of the Executive Compensation Table

The compensation paid to our NEOs consists of the following components:

•	base salary;

•	discretionary-based cash bonuses;

•	long-term incentive compensation in the form of stock options; and

•	benefits consisting principally of housing subsidies.

Annual base salaries of our NEOs in 2021 were as follows: David Wang, $183,105; Mark McKechnie, $242,703; Jian Wang, $120,094; Lisa Feng, $157,135; and Fuping Chen, $108,842.

We enter into employment agreements with our employees located principally in the PRC, including each of our NEOs other than Mark McKechnie (who is based in the United States), that contain an employment term and other statutorily required terms and conditions, but do not include compensatory terms. In addition, ACM Shanghai was a party to an employment agreement with Lisa Feng that was entered into as of January 8, 2018 and extended through January 21, 2023. This agreement contained provisions with respect to base salary, annual bonus eligibility and certain severance payments.

We do not have an established bonus policy for our NEOs. The compensation committee may decide, in its sole discretion, to reward NEOs with annual cash bonuses based on the achievement of individual NEO performance, our business performance (including revenues and profits, without specified targets), and development generally.

Historically, we have not typically granted stock options to NEOs on an annual basis. From time to time, however, we grant stock options, when appropriate, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase covered shares at a price equal to the fair market value on the date of grant. In some cases, we attach performance criteria to the vesting of the stock options. We did not grant any equity awards to the NEOs during 2021.

Grants of Plan-Based Awards

We did not grant any equity awards to the NEOs during the year ended December 31, 2021.

Outstanding Equity Awards at December 31, 2021

The following table sets forth information regarding each unexercised option held by each of our NEOs as of December 31, 2021.

		Option Awards
Name		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price($)	Option Expiration Date
David H. Wang	(1)(3)	1,200,000	—	—	0.50	4/30/2025
	(1)(4)	1,000,002	—	—	1.00	12/27/2026
	(1)(5)	99,999	50,001	—	5.60	4/22/2029
	(1)(6)	545,397	—	1,090,800	7.36	3/19/2030
	(2)(7)	—	—	538,462	1.89	12/31/2024
Mark McKechnie	(1)(8)	9,915	20,001	—	4.62	07/31/2028
	(1)(5)	37,500	30,000	—	5.60	04/22/2029
	(1)(9)	31,248	28,752	—	4.55	11/03/2029
Jian Wang	(1)(8)	99,999	20,001	—	4.62	7/31/2028
	(1)(5)	60,000	30,000	—	5.60	4/22/2029
	(2)(7)	—	—	298,462	1.89	12/31/2024
Lisa Feng	(1)(10)	43,125	1,875	—	1.77	1/24/2028
	(1)(7)	49,998	25,002	—	5.60	4/22/2029
	(1)(9)	15,624	14,376	—	4.55	11/3/2029
	(1)(11)	12,498	17,502	—	12.75	4/27/2030
	(2)(7)	—	—	260,000	1.89	12/31/2024
Fuping Chen	(1)(4)	46,164	—	—	1.00	12/27/2026
	(1)(4)	50,001	—	—	1.00	12/27/2026
	(1)(10)	146,874	3,126	—	1.77	1/24/2028
	(1)(12)	17,493	12,507	—	5.33	8/3/2029
	(1)(13)	30,000	—	30,000	28.42	7/27/2030
	(2)(7)	—	—	260,000	1.89	12/31/2024

(1)	Option exercisable, subject to vesting, to acquire Class A common stock.

(2)
Option exercisable, subject to vesting, to acquire shares of ACM Shanghai. Assumes threshold achievement. One-half of the option vests on January 1, 2023, generally subject to continued service and key financial metrics. The remaining half of the option vests on January 1, 2024, generally subject to continued service and key financial metrics. In each case, vesting is also contingent on the applicable NEO’s performance rating for the year prior to the applicable time-based vesting date, such that 100% of the option that would otherwise vest pursuant to the foregoing two sentences will vest if such performance rating is “excellent” or “good,” 80% if such performance rating is “medium,” 60% if such performance rating is “pass,” and 0% if such performance rating is below “pass.” All such options accelerate vesting upon a defined change in control of ACM Research.

[Footnotes continued on next page]

(3)
Option was granted on May 1, 2015. One quarter of the option vested and became exercisable on the first anniversary of the grant date, with the remaining three-quarters vesting and becoming exercisable in equal monthly installments over the following 36 months, subject to continued service through each vesting date. Option accelerates vesting upon a defined change in control of ACM Research

(4)
Option was granted on December 28, 2016. One quarter of the option vested and became exercisable on the first anniversary of the grant date, with the remaining three-quarters vesting and becoming exercisable in equal monthly installments over the following 36 months, subject to continued service through each vesting date. Option accelerates vesting upon a defined change in control of ACM Research

(5)
Option was granted on April 23, 2019. One quarter of the option vested and became exercisable on the first anniversary of the grant date, with the remaining three-quarters vesting and becoming exercisable in equal monthly installments over the following 36 months, subject to continued service through each vesting date. Option accelerates vesting upon a defined change in control of ACM Research.

(6)
Option was granted on March 20, 2020. An initial 181,799 shares vested and became exercisable on August 5, 2020, which was the first trading day as of which our market capitalization equaled or exceeded $1,553,383,586. The remaining shares will vest and become exercise in two equal installments upon the first trading days, if any, on which the Issuer's market capitalization equals or exceeds $2,553,383,586 and $3,553,383,586, respectively.

(7)
Option was granted on January 1, 2020. Performance-based option award pursuant to which one-half of the shares subject to the award vests and becomes exercisable on the third anniversary of the grant date if ACM Shanghai’s operating income is not less than RMB1 billion for the year ending December 31, 2021, and the second half of the shares subject to the award vests and becomes exercisable on the fourth anniversary of the grant date if ACM Shanghai’s operating income is not less than RMB1.2 billion for the year ending December 31, 2022.

(8)
Option was granted on August 1, 2018. One quarter of the option vested and became exercisable on the first anniversary of the grant date, with the remaining three-quarters vesting and becoming exercisable in equal monthly installments over the following 36 months, subject to continued service through each vesting date. Option accelerates vesting upon a defined change in control of ACM Research.

(9)
Option was granted on November 4, 2019. One quarter of the option vested and became exercisable on the first anniversary of the grant date, with the remaining three-quarters vesting and becoming exercisable in equal monthly installments over the following 36 months, subject to continued service through each vesting date. Option accelerates vesting upon a defined change in control of ACM Research.

(10)
Option was granted on January 25, 2018. One quarter of the option vested and became exercisable on the first anniversary of the grant date, with the remaining three-quarters vesting and becoming exercisable in equal monthly installments over the following 36 months, subject to continued service through each vesting date. Option accelerates vesting upon a defined change in control of ACM Research.

(11)
Option was granted on April 28, 2020. One quarter of the option vested and became exercisable on the first anniversary of the grant date, with the remaining three-quarters vesting and becoming exercisable in equal monthly installments over the following 36 months, subject to continued service through each vesting date. Option accelerates vesting upon a defined change in control of ACM Research.

(12)
Option was granted on August 4, 2019. One quarter of the option vested and became exercisable on the first anniversary of the grant date, with the remaining three-quarters vesting and becoming exercisable in equal monthly installments over the following 36 months, subject to continued service through each vesting date. Option accelerates vesting upon a defined change in control of ACM Research.

(13)
Option was granted on July 28, 2020. Performance-based option award pursuant to which one-half of the shares subject to the award vests and becomes exercisable upon our receipt of our first demo tool order from a specified semiconductor company and the other half vests and becomes exercisable upon the qualification of our first demo tool for such semiconductor company.

For information regarding the vesting acceleration provisions applicable to the options held by our NEOs, please see “Compensation Discussion and Analysis—Potential Change in Control Benefits” below.

2021 Equity Award Exercises and Stock Vested

The following table provides information regarding the exercise by the NEOs of vested options during the year ended December 31, 2021. All options were exercised for Class A common stock.

	Option Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)
David H. Wang(1)	297,684	$9,630,096
Mark McKechnie	60,084	1,517,630
Jian Wang	—	—
Lisa Feng	17,721	566,823
Fuping Chen	90,000	3,966,900
(1) Amount shown is net of the 2,319 shares surrendered in payment of the exercise price.

Potential Payments Upon Termination or Change in Control

Our option awards granted under our 2016 Omnibus Incentive Plan to employees, including NEOs, provide for acceleration upon a change in control, excluding the performance-based stock option granted to David Wang on March 20, 2020. Except for those option arrangements, none of our NEOs is party to a currently effective contract or other arrangement that provides for the acceleration or payment of any benefits in the event of a change in control of our company or the termination of the NEO’s employment, whether or not the termination occurs within a specified time period after the occurrence of a change in control.

NEOs based in the PRC, who include all NEOs other than U.S.-based Mark McKechnie, may be entitled to statutory severance as required by applicable law. The amounts below assume a triggering event occurred on December 31, 2021.

Name	Termination Without Cause($)(1)	Termination Upon Change in Control($)	Change in Control Without Termination or Death or Disability($)	Value of Equity Award Accelerations($)
David H. Wang	57,686	42,336,085	42,393,771	1,141,023
Mark McKechnie	-	3,685,150	3,685,150	1,847,259
Jian Wang	57,686	4,910,600	4,968,286	1,160,757
Lisa Feng	24,036	4,097,300	4,121,336	1,238,028
Fuping Chen	57,686	7,327,865	7,385,551	372,105
(1) Consists of PRC statutorily required severance.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of Class A common stock that may be issued under our equity plans and standalone option grants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1) (c)
Equity compensation plans approved by stockholders(2)	7,887,255	$6.36	3,864,144
Equity compensation plans not approved by stockholders(3)	2,582,010	0.48	—
Totals	10,469,265	$4.91	3,864,144

(1)
Consists of shares of Class A common stock available at December 31, 2021 for awards under our 2016 Omnibus Incentive Plan. Excludes securities reflected in column (a). Under the terms of the 2016 Omnibus Incentive Plan, 2,347,869 shares became available for grant effective as of January 1, 2022.

(2)	Consists of awards issued or issuable under our 2016 Omnibus Incentive Plan and 1998 Stock Option Plan.

(3)	Consists of non-qualified stock option agreements granted between 2007 and 2015 outside of any equity incentive plan.

CEO Pay Ratio

As required by applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our median compensated employee and the annual total compensation of David Wang, our chief executive officer as of December 31, 2021, or our CEO.

•
As permitted by Item 402(u) of Regulation S-K of the SEC, we are using the same median employee as we used in 2020 as there was no material change in 2021 to our employee population, our compensation arrangements or our median employee’s circumstances that we believe would have significantly impacted our pay ratio disclosure. The annual total compensation of our median compensated employee (other than our CEO) in 2020 was $24,029.

•
For our CEO’s annual total compensation, we used the amount reported in the “Total” column of the table included under “—Executive Compensation Table” above. The annual total compensation of our CEO, for the purposes of this disclosure, was $398,876.

Based on this information, for 2021 the ratio of the annual total compensation of our CEO to the annual total compensation of our median compensated employee was 16.6 to 1.

We took the following steps to identify, and to determine the annual total compensation of, our median compensated employee for 2020:

1.
We determined that, as of December 31, 2020, our employee population consisted of 543 individuals. This population consisted of our full-time, part-time and temporary employees employed with us as of the determination date.

2.
To identify the “median employee” from our employee population, we aggregated for each applicable employee, other than our CEO, (a) annual base salary (or hourly rate multiplied by estimated work schedule, for hourly employees), (b) the bonus amount earned for 2020, which was paid out in early 2021, and (c) the grant date fair value of equity awards granted in 2020. Once aggregated, we ranked this compensation measure for our employees from lowest to highest and selected the median employee.

3.
For the annual total compensation of our median employee, we identified and calculated the elements of that employee’s compensation for 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K of the SEC, resulting in annual total compensation of $24,029.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions reflecting their employee populations and compensation practices. The pay ratios reported by other companies may not be comparable to the pay ratio reported above, as those companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

Director Compensation

Our director compensation program is intended to enhance our ability to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interest of directors and stockholders in enhancing the value of the common stock. The board of directors reviews director compensation periodically based on recommendations by the nominating and governance committee. The nominating and governance committee has the sole authority to engage a consulting firm to evaluate director compensation.

In October 2017 the board adopted a director compensation policy with respect to the compensation payable to our qualified non-employee directors, which became effective upon the completion of our initial public offering on November 7, 2017. Under this policy, each qualifying non-employee director is eligible to receive compensation for board and committee service consisting of annual cash retainers and equity awards covering Class A common stock. Our qualifying non-employee directors received the following annual cash retainers for their service through December 31, 2021:

DIRECTOR ANNUAL CASH RETAINERS
Position	Retainer
Lead Director	$20,000
Other Directors	15,000
Audit Committee Chair	4,000
Other Audit Committee Members	3,000
Compensation Committee Chair	4,000
Other Compensation Committee Members	3,000
Nominating and Governance Committee Chair	4,000
Other Nominating and Governance Committee Members	3,000

The director compensation policy generally contemplates that each qualifying non-employee director will receive equity awards of nonqualified stock options upon his or her initial election to the board, subject to the director’s ability to accept such compensation. These nonqualified stock options are subject to vesting contingent upon continued board service through the following year’s annual meeting of stockholders. Additionally, on the date of each annual meeting of stockholders, each qualifying non-employee director who is continuing his or her board service following the date of the then‑current annual meeting of stockholders, receives an equity award of nonqualified stock options subject to vesting contingent upon continued board service through the following year’s annual meeting of stockholders. The effective date of the grant and the strike price of the grant will be set as the closing price of our common stock on the day of the annual stockholder meeting. With respect to the year ended December 31, 2021, the board did not grant the equity awards contemplated by the director compensation policy but instead approved the grants reflected in the “2021 Director Compensation” table below.

Directors may be reimbursed for reasonable out-of-pocket expenses incurred in attending board and committee meetings.

Yinan Xiang has not received annual cash retainers or annual equity compensation under the director compensation policy. Prior to our 2021 annual stockholder meeting, she was not eligible for such compensation because she was designated for nomination to the board pursuant to a director nomination agreement. Following our 2021 annual stockholder meeting, Ms. Xiang agreed that she would not receive annual cash retainers or annual equity compensation in connection with her board service.

The following table shows the total compensation for non-employee directors during 2021. David Wang, our sole executive officer who served as a member of the board during 2021, did not receive any additional compensation for such service as a director.

2021 DIRECTOR COMPENSATION
Director	Fees Earned or Paid in Cash($)	Stock Awards($)(1)	Total($)
Haiping Dun(2)	$27,000	$241,233	$268,233
Chenming C. Hu(2)	19,000	241,233	260,233
Tracy Liu(2)	25,000	241,233	266,233
Yinan Xiang	—	—	—

(1)
The amounts shown represent the aggregate grant date fair value of stock awards granted on February 22, 2021 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. The amounts do not necessarily correspond to the actual amounts that will be earned by the directors. For assumptions made in valuing these awards and related information, see Note 2 to our consolidated financial statements included in the 2021 Form 10-K. As of December 31, 2021, (a) Dr. Dun held stock options for 605,001 shares of Class A common stock and 69,230 shares of ACM Shanghai, (b) Dr. Hu held stock options for 15,000 shares of Class A common stock, (c) Ms. Liu held stock options for 162,000 shares of Class A common stock, and (d) Ms. Xiang did not hold any equity awards.

(2)	Chair of a board committee during 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth the number of outstanding shares of Class A and Class B common stock beneficially owned, and the percentage of each class beneficially owned, as of April 7, 2022 by:

•	each person known to us to be the beneficial owner of more than five percent of the then-outstanding Class A common stock (on an as-converted basis) or the then-outstanding Class B common stock;

•	each of the directors and each of the NEOs; and

•	all of our directors and executive officers as a group.

The number of shares of Class A and Class B common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by June 6, 2022 (sixty days after April 7, 2022) through the exercise or conversion of a security or other right. As of April 7, 2022, there were 54,035,280 shares of Class A common stock outstanding and 5,086,812 shares of Class B common stock outstanding. Unless otherwise indicated, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose.
	Class A(1)		Class B		% of Total Voting Power(2)
Beneficial Owner	Shares	%	Shares	%
5% Stockholders
Yiheng Capital Partners, L.P.(3)	4,245,300	7.9%	—	—	2.7%
Morgan Stanley (4)	3,787,575	7.0	—	—	2.4
Shanghai Science and Technology Venture Capital Co., Ltd.(5)	3,438,510	6.4	—	—	2.2
Pudong Science and Technology (Cayman) Co., Ltd.(6)	3,358,728	6.2	—	—	2.2
Named Executive Officers and Directors
David H. Wang(7)	8,477,688	15.7	4,166,808	81.9%	58.9
Yinan Xiang(8)	3,438,510	6.4	—	—	2.2
Haiping Dun(9)	1,708,839	3.2	300,000	5.9	4.9
Jian Wang(10)	587,535	1.1	150,003	2.9	2.3
Chenming Hu(11)	278,310	*	—	—	*
Fuping Chen	—	—	—	—	*
Tracy Liu(12)	190,248	*	—	—	*
Lisa Feng(13)	187,809	*	—	—	*
Mark McKechnie(14)	95,538	*	—	—	*
All directors and executive officers as a group (10 persons)(15)	15,453,135	28.6%	4,616,811	90.8%	69.2%

*	Less than 1%.

(1)	Includes the number of shares of Class A common stock issuable upon conversion of shares of Class B common stock, which are convertible at any time into shares of Class A common stock.

(2)
Percentage of total voting power represents voting power with respect to all shares of Class A and Class B common stock, voting as a single class. Holders are entitled to one vote per share of Class A common stock and twenty votes per share of Class B common stock.

[Footnotes continued on next page]

(3)
Based on a Schedule 13G filed with the SEC on February 14, 2022 by Yiheng Capital Management, L.P. Yiheng Capital Management, L.P. has shared voting power over 4,245,300 shares and shared dispositive power over 4,245,300 shares. The address of Yiheng Capital Partners, L.P. is 101 California Street, Suite 2880, San Francisco, California 94111.

(4)
Based on a Schedule 13G/A filed with the SEC on February 9, 2022 by Morgan Stanley. Morgan Stanley has shared voting power over 3,787,575 shares and shared dispositive power over 3,787,575 shares. The address of Morgan Stanley is 1585 Broadway New York, New York 10036.

(5)
Weiguo Shen is the Chairman and General Manager of Shanghai Science and Technology Venture Co., Ltd., or SSTVC, and may be deemed to beneficially own the shares held by SSTVC. The address of SSTVC and Mr. Shen is Floor 39, #669 Xin Zha Road, Jing An District, Shanghai, PRC.

(6)
Pudong Science and Technology (Cayman) Co., Ltd., or PST, is a wholly owned subsidiary of Shanghai Pudong High-Tech Investment Co., Ltd. Long Ji is the Corporate Representative of Pudong High-Tech Investment Co., Ltd. and may be deemed to beneficially own the shares held by PST. The address of PST, its parent and Mr. Ji is No. 439, 13 Building, Chunxiao Road, Zhangjiang Hi-tech Park, Pudong District, Shanghai.

(7)
Includes (a) 620,001 shares of Class A common stock held by Dr. Wang and Jing Chen, as Trustees for the Wang-Chen Family Living Trust; (b) 180,000 shares of Class A common stock held by Dr. Wang and Jing Chen, as Trustees for The David Hui Wang and Jing Chen Family Irrevocable Trust for Wang Children; (c) 100,02 shares held by Dr. Wang’s wife, Jing Chen; (d) 45,837 shares of Class A common stock held by Dr. Wang’s daughter, Sophia Wang; (e) 4,166,808 shares of Class A common stock issuable upon conversion of Class B common stock, of which shares of Class B common stock a total of 352,002 are held by Dr. Wang’s son, Brian Wang, 352,002 are held by Dr. Wang’s daughter, Sophia Wang, and 22,002 are held by Dr. Wang and Jing Chen, as Trustees for The David Hui Wang and Jing Chen Family Irrevocable Trust for Wang Children; and (d) 2,861,022 shares of Class A common stock issuable upon the exercise of options exercisable by June 6, 2022.

(8)
Consists of shares owned by SSTVC (see note (5) above). See “Item 10. Directors, Executive Officers and Corporate Governance¾Background of Directors” for biographical information with respect to Ms. Xiang, including her employment relationship with SSTVC. Ms. Xiang disclaims beneficial ownership of the shares beneficially owned by SSTVC except to the extent of her pecuniary interest therein.

(9)	Includes (a) 553,749 shares of Class A common stock issuable under options exercisable by June 6, 2022 and (b) 300,000 shares of Class A common stock issuable upon conversion of Class B common stock.

(10)	Includes (a) 184,374 shares of Class A common stock issuable under options exercisable by June 6, 2022 and (b) 150,003 shares of Class A common stock issuable upon conversion of Class B common stock.

(11)	Includes 15,000 shares of Class A common stock issuable under options exercisable by June 6, 2022.

(12)	Includes 148,248 shares of Class A common stock issuable under options exercisable by June 6, 2022.

(13)	Includes 137,808 shares of Class A common stock exercisable under options by June 6, 2022.

(14)	Includes 94,638 shares of Class A common stock exercisable under options by June 6, 2022.

(15)
Includes (a) 4,353,495 shares of Class A common stock issuable under options exercisable by June 6, 2022, (b) 4,616,811 shares of Class A common stock issuable upon conversion of Class B common stock and (c) shares held jointly, indirectly and/or in trust.

Unless otherwise indicated, the address of all individuals listed above is c/o ACM Research, Inc., 42307 Osgood Road, Suite I, Fremont, California 94539.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and any persons owning ten percent or more of our Class A common stock to file reports with the SEC to report their beneficial ownership of and transactions in our securities and to furnish us with copies of the reports.

Based solely upon a review of the Section 16(a) reports furnished to us, along with written representations from our executive officers and directors, we believe that all required reports were timely filed during 2021, except that Haiping Dun, Chenming Hu and Tracy Liu each inadvertently failed to file one report, and as a result one transaction was not reported on a timely basis.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Procedures for Approval of Related Person Transactions

See “Item 10. Directors, Executive Officers and Corporate Governance-Corporate Governance and Board Structure” and “—Board Committees.”

Independence of Directors

See “Item 10. Directors, Executive Officers and Corporate Governance-Corporate Governance and Board Structure” and “—Board Committees.”

Item 14.	Principal Accounting Fees and Services

Principal Independent Auditor Fees

The following table sets forth the aggregate fees billed to us by BDO China Shu Lun Pan Certified Public Accountants LLP (Shenzhen, China, PCAOB ID 1818) or professional services rendered for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees(1)	$723,850	$479,225
Audit-related Fees(2)	1,579,450	410,350
Total	2,303,300	889,575

(1)
Includes services relating to the audit of the annual consolidated financial statements of ACM Research and ACM Shanghai, review of quarterly consolidated financial statements, statutory audits, comfort letters, and consents and review of documentation filed with SEC-registered and other securities offerings.

(2)	Includes services relating to the audit of the financial statements of ACM Shanghai in connection with its initial public offering on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd.

Audit Committee Pre-Approval Policies and Procedures

The audit committee has adopted a policy that requires the audit committee or a member of the audit committee to pre-approve all engagements with our independent auditor. These services include audit services, audit-related services and tax services. Each year, the audit committee must approve the independent auditor’s retention to audit our financial statements, subject to ratification by the stockholders. The audit committee also approves the estimated fees associated with the audit before the audit begins. The audit committee or a member of the audit committee also pre-approves any engagement of an auditing firm other than the independent auditor to perform a statutory audit for any of our subsidiaries.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following is filed as part of the 2021 Form 10-K:

(1)	Index to Consolidated Financial Statements in Item 8 of 2021 Form 10-K.

All schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.

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

21.01	List of Subsidiaries of ACM Research, Inc. (incorporated herein by reference to Exhibit 21.01 to the Annual Report on Form 10-K filed on March 3, 2022)
23.01	Consent of BDO China Shu Lan Pan Certified Public Accountants LLP (incorporated herein by reference to Exhibit 23.01 to the Annual Report on Form 10-K filed on March 3, 2022)

31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

+	Indicates management contract or compensatory plan.

‡	Certain information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]

†	Unofficial English translation of original document prepared in Mandarin Chinese.

*
Certain appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish copies of the omitted appendices upon request by the Securities and Exchange Commission, provided that we may request confidential treatment pursuant to Rule 24b‑2 of the Securities Exchange Act of 1934 for the appendices so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 29, 2022.

ACM RESEARCH, INC.

By:	/s/ David H. Wang
David H. Wang
Chief Executive Officer and President