Form 10-Q
period 2022-06-30
ACM Research, Inc.
filed 2022-08-09
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	54,181,212 shares outstanding as of August 3, 2022
Class B Common Stock, $0.0001 par value	5,086,812 shares outstanding as of August 3, 2022

ACM Research, Inc., or ACM Research, is a Delaware corporation founded in California in 1998 to supply capital equipment developed for the global semiconductor industry.  Since 2005, ACM Research has conducted its business operations principally through its subsidiary ACM Research (Shanghai), Inc., or ACM Shanghai, a limited liability corporation formed by ACM Research in the People’s Republic of China, or the PRC, in 2005. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. and its subsidiaries, including ACM Shanghai, collectively.

Our principal corporate office is located in Fremont, California. We conduct a substantial majority of our product development, manufacturing, support and services in the PRC through ACM Shanghai. We perform, through a subsidiary of ACM Shanghai, additional product development and subsystem production in South Korea, and we conduct, through ACM Research, sales and marketing activities focused on sales of ACM Shanghai products in North America, Europe and certain regions in Asia outside mainland China. ACM Research is not a PRC operating company, and we do not conduct our operations in the PRC through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding PRC legal restrictions on direct foreign investments in PRC-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 82.5% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, or the CSRC, or any other PRC central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Select Market.

We are subject to a number of legal and operational risks associated with our corporate structure, including as the result of a substantial portion of our operations being conducted in the PRC. Consequences of any of those risks could result in a material adverse change in our operations or cause the value of ACM Research Class A common stock to significantly decline. Please carefully read the information beginning on page 64 of this report and included in “Part II. Item 1A – Risk Factors,” in particular the risk factors addressing the following issues:

•
If any PRC central government authority were to determine that existing PRC laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing PRC laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain any such permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on the operations of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock.

•
PRC central government authorities may intervene in, or influence, ACM Shanghai’s PRC-based operations at any time, and those authorities’ rules and regulations can change quickly with little or no advance notice.

•
The PRC central government may determine to exert additional control over offerings conducted overseas or foreign investment in PRC-based issuers, which could result in a material change in our operations and the value of ACM Research Class A common stock.

Recent statements and regulatory actions by PRC central government authorities with respect to the use of VIEs and to data security and anti-monopoly concerns have not affected our ability to conduct our business operations in China.  For further information, see “Part II. Item 1A – Risk Factors – Risks Related to International Aspects of Our Business.”

For purposes of this report, certain amounts in Renminbi, or RMB, have been translated into U.S. dollars solely for the convenience of the reader. The translations have been made based on the conversion rates published by the State Administration of Foreign Exchange of the People’s Republic of China.

SAPS, TEBO, ULTRA C and ULTRA FURNACE are trademarks of ACM Research. For convenience, these trademarks appear in this report without ™ symbols, but that practice does not mean that ACM Research will not assert, to the fullest extent under applicable law, ACM Research’s rights to the trademarks. This report also contains other companies’ trademarks, registered marks and trade names, which are the property of those companies.

FORWARD-LOOKING STATEMENTS AND STATISTICAL DATA

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “anticipate,” “project,” “target,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors, including uncertainties surrounding the COVID‑19 pandemic (including effects of related PRC restrictions) and other factors described or incorporated by reference in “Item 1A. Risk Factors” of Part II of this report, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$323,716	$562,548
Restricted cash	628	519
Short-term time deposits (note 2)	70,030	-
Trading securities (note 15)	23,894	29,498
Accounts receivable (note 4)	154,627	105,553
Income tax receivable	1,521	1,082
Other receivables	16,208	18,979
Inventories (note 5)	288,080	218,116
Advances to related party (note 16)	3,073	2,383
Prepaid expenses	18,851	14,256
Total current assets	900,628	952,934
Property, plant and equipment, net (note 6)	57,266	14,042
Land use right, net (note 7)	9,092	9,667
Operating lease right-of-use assets, net (note 11)	3,478	4,182
Intangible assets, net	661	477
Long-term time deposits (note 2)	74,500	-
Deferred tax assets (note 19)	10,767	13,166
Long-term investments (note 14)	12,612	12,694
Other long-term assets (note 8)	2,520	45,017
Total assets	1,071,524	1,052,179
Liabilities and Equity
Current liabilities:
Short-term borrowings (note 9)	4,898	9,591
Current portion of long-term borrowings (note 12)	2,328	2,410
Related party accounts payable (note 16)	9,062	7,899
Accounts payable	93,902	93,451
Advances from customers	94,421	52,824
Deferred revenue	2,950	3,180
Income taxes payable (note 19)	2,032	254
FIN-48 payable (note 19)	2,171	2,282
Other payables and accrued expenses (note 10)	39,195	31,735
Current portion of operating lease liability (note 11)	1,774	2,313
Total current liabilities	252,733	205,939
Long-term borrowings (note 12)	20,642	22,957
Long-term operating lease liability (note 11)	1,704	1,869
Deferred tax liability (note19)	1,237	1,302
Other long-term liabilities (note 13)	8,063	8,447
Total liabilities	284,379	240,514
Commitments and contingencies (note 20)
Equity:
Stockholders’ equity:
Common stock (1) (note 17)	5	5
Common stock (1) (note 17)	1	1
Additional paid-in capital	599,138	595,045
Retained earnings	70,182	63,732
Statutory surplus reserve (note 22)	8,312	8,312
Accumulated other comprehensive income (loss)	(22,633)	9,109
Total ACM Research, Inc. stockholders’ equity	655,005	676,204
Non-controlling interests	132,140	135,461
Total equity	787,145	811,665
Total liabilities and equity	$1,071,524	$1,052,179

(1)	Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in March 2022. See Note 1 for details

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue (note 3)	$104,395	$53,864	$146,581	$97,596
Cost of revenue	60,238	32,184	82,738	57,871
Gross profit	44,157	21,680	63,843	39,725
Operating expenses:
Sales and marketing	7,664	5,789	14,361	11,097
Research and development	11,367	7,933	28,713	13,437
General and administrative	5,091	3,627	10,040	7,410
Total operating expenses, net	24,122	17,349	53,114	31,944
Income from operations	20,035	4,331	10,729	7,781
Interest income	2,144	31	3,949	80
Interest expense	(306)	(194)	(567)	(383)
Unrealized gain (loss) on trading securities	(423)	3,783	(4,281)	2,736
Other income (expense), net	2,505	(897)	2,742	(428)
Equity income in net income of affiliates	472	295	401	615
Income before income taxes	24,427	7,349	12,973	10,401
Income tax benefit (expense) (note 19)	(7,679)	(15)	(3,668)	2,755
Net income	16,748	7,334	9,305	13,156
Less: Net income attributable to non-controlling interests	4,512	767	2,855	1,119
Net income attributable to ACM Research, Inc.	$12,236	$6,567	$6,450	$12,037
Comprehensive income (loss):
Net income	16,748	7,334	9,305	13,156
Foreign currency translation adjustment, net of tax	(40,372)	3,000	(37,918)	1,668
Comprehensive income (loss)	(23,624)	10,334	(28,613)	14,824
Less: Comprehensive income (loss) attributable to non-controlling interests	(2,248)	1,797	(3,321)	1,714
Comprehensive income (loss) attributable to ACM Research, Inc.	$(21,376)	$8,537	$(25,292)	$13,110

Net income attributable to ACM Research, Inc. per common share (note 2):
Basic	$0.21	$0.11	$0.11	$0.21
Diluted	$0.18	$0.10	$0.10	$0.19

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic (1)	59,177,643	57,370,977	59,003,484	56,868,585
Diluted (1)	65,478,677	65,423,232	65,772,973	65,038,584

(1)	Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in March 2022. See Note 1 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2022 and 2021
 (In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares (1)	Amount	Shares (1)	Amount	Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income	Non-controlling interests	Total Equity
Balance at December 31, 2020	50,690,079	$5	5,407,818	$1	$102,000	$29,899	$4,388	$4,857	$67,020	$208,170
Net income	-	-	-	-	-	12,037	-	-	1,119	13,156
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	1,074	594	1,668
Exercise of stock options	1,302,102	-	-	-	2,197	-	-	-	-	2,197
Stock-based compensation	-	-	-	-	2,545	-	-	-	-	2,545
Exercise of stock warrants	728,043	-	-	-	1,820	-	-	-	-	1,820
Conversion of Class B common stock to Class A common stock	285,003	-	(285,003)	-	-	-	-	-	-	-
Balance at June 30, 2021	53,005,227	$5	5,122,815	$1	$108,562	$41,936	$4,388	$5,931	$68,733	$229,556

	Common Stock Class A		Common Stock Class B
	Shares (1)	Amount	Shares (1)	Amount	Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total Equity
Balance at December 31, 2021	53,608,929	$5	5,087,814	$1	$595,045	$63,732	$8,312	$9,109	$135,461	$811,665
Net income	-	-	-	-	-	6,450	-	-	2,855	9,305
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	(31,742)	(6,176)	(37,918)
Exercise of stock options	531,874	-	-	-	750	-	-	-	-	750
Stock-based compensation	-	-	-	-	3,343	-	-	-	-	3,343
Conversion of Class B common stock to Class A common stock	1,002	-	(1,002)	-	-	-	-	-	-	-
Balance at June 30, 2022	54,141,805	$5	5,086,812	$1	$599,138	$70,182	$8,312	$(22,633)	$132,140	$787,145

(1)	Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in March 2022. See Note 1 for details

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended June 30, 2022 and 2021
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares (1)	Amount	Shares (1)	Amount	Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income	Non-controlling interests	Total Equity
Balance at March 31, 2021	51,719,901	$5	5,307,816	$1	$104,587	$35,369	$4,388	3,961	66,936	215,247
Net income	-	-	-	-	-	6,567	-	-	767	7,334
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	1,970	1,030	3,000
Exercise of stock options	372,282	-	-	-	820	-	-	-	-	820
Stock-based compensation	-	-	-	-	1,335	-	-	-	-	1,335
Exercise of warrants	728,043	-	-	-	1,820	-	-	-	-	1,820
Conversion of class B common shares to Class A common shares	185,001	-	(185,001)	-	-	-	-	-	-	-
Balance at June 30, 2021	53,005,227	$5	5,122,815	$1	$108,562	$41,936	$4,388	$5,931	$68,733	$229,556

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total Equity
Balance at March 31, 2022	54,035,280	$5	5,086,812	$1	$597,143	$57,946	$8,312	$10,979	$134,388	$808,774
Net Income	-	-	-	-	-	12,236	-	-	4,512	16,748
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	(33,612)	(6,760)	(40,372)
Exercise of stock options	106,525	-	-	-	26	-	-	-	-	26
Stock-based compensation	-	-	-	-	1,969	-	-	-	-	1,969
Balance at June 30, 2022	54,141,805	$5	5,086,812	$1	$599,138	$70,182	$8,312	$(22,633)	$132,140	$787,145

(1)	Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in March 2022. See Note 1 for details

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash flows from operating activities:
Net income	$16,748	$7,334	$9,305	$13,156
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities
Depreciation and amortization	1,342	485	2,555	1,031
Gain on disposals of property, plant and equipment	-	(26)	-	-
Equity income in net income of affiliates	(472)	(295)	(401)	(615)
Unrealized loss (gain) on trading securities	423	(3,783)	4,281	(2,736)
Deferred income taxes	3,723	(573)	1,642	(3,502)
Stock-based compensation	1,969	1,335	3,343	2,545
Net changes in operating assets and liabilities:
Accounts receivable	(55,635)	(9,677)	(55,919)	(14,279)
Other receivables	4,217	1,240	(676)	(610)
Inventories	(28,359)	(32,156)	(80,862)	(47,432)
Advances to related party (note 16)	1,428	46	(690)	(125)
Prepaid expenses	(3,099)	(2,964)	(5,996)	(2,876)
Other long-term assets	1,029	(2,960)	910	(2,939)
Related party accounts payable (note 16)	2,085	1,415	1,163	1,832
Accounts payable	(1,653)	20,293	5,950	29,368
Advances from customers	14,796	10,980	44,069	25,912
Deferred revenue	251	1,033	2,950	2,348
Income tax payable	3,790	377	1,791	452
FIN-48 payable	(121)	-	(111)	-
Other payables and accrued expenses	5,588	(911)	6,862	2,270
Other long-term liabilities	(1,618)	(1,694)	(1,463)	(3,559)
Net cash flow (used in) provided by operating activities	(33,568)	(10,501)	(61,297)	241

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,080)	(887)	(5,256)	(2,353)
Purchase of intangible assets	(45)	(319)	(453)	(431)
Decrease (increase) of short-term time deposits	3,995	-	(70,030)	-
Decrease (increase) of long-term time deposits	4,250	-	(74,500)	-
Net cash (used in) provided by investing activities	6,120	(1,206)	(150,239)	(2,784)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	13,442	-	17,653
Repayments of short-term borrowings	(4,921)	(15,009)	(4,921)	(21,753)
Proceeds from long-term borrowings	-	1,548	-	1,548
Repayments of long-term borrowings	(104)	(570)	(800)	(794)
Proceeds from exercise of stock options	26	820	750	2,197
Proceeds from warrant exercise to common stock	-	1,820	-	1,820
Net cash (used in) provided by financing activities	(4,999)	2,051	(4,971)	671

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(23,520)	$1,069	$(22,216)	$315
Net decrease in cash, cash equivalents and restricted cash	$(55,967)	$(8,587)	$(238,723)	$(1,557)

Cash, cash equivalents and restricted cash at beginning of period	380,311	78,796	563,067	71,766
Cash, cash equivalents and restricted cash at end of period	$324,344	$70,209	$324,344	$70,209

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$306	$194	$567	$383
Cash paid for income taxes	$119	$400	$119	$463

Non-cash financing activities:
Conversion of Class B common stock to Class A common stock	$-	$185,001	$1,002	$285,003
Cashless exercise of stock options	$29	$35	$68	$118

Non-cash investing activities:
Transfer of prepayment for property to property, plant and equipment	$41,497	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

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

In 2006, the Company established its operational center in Shanghai in the People’s Republic of China (the “PRC”), where it operates through ACM’s subsidiary, ACM Research (Shanghai), Inc. (“ACM Shanghai”). ACM Shanghai was formed to help establish and build relationships with integrated circuit manufacturers in the PRC, and the Company initially financed its Shanghai operations in part through sales of non-controlling equity interests in ACM Shanghai.

In 2007, the Company began to focus its development efforts on single-wafer wet-cleaning solutions for the front-end chip fabrication process. The Company introduced its SAPS megasonic technology, which can be applied in wet wafer cleaning at numerous steps during the chip fabrication process, in 2009. It introduced its TEBO technology, which can be applied at numerous steps during the fabrication of small node two-dimensional conventional and three-dimensional patterned wafers, in March 2016. The Company has designed its equipment models for SAPS and TEBO solutions using a modular configuration that enables it to create a wet-cleaning tool meeting the specific requirements of a customer, while using pre-existing designs for chamber, electrical, chemical delivery and other modules. In August 2018, the Company introduced its Ultra-C Tahoe wafer cleaning tool, which can deliver high cleaning performance with significantly less sulfuric acid than typically consumed by conventional high-temperature single-wafer cleaning tools. Based on its electro-chemical plating (“ECP”) technology, the Company introduced in March 2019 its Ultra ECP AP, or “Advanced Packaging,” tool for bumping, or applying copper, tin and nickel to semiconductor wafers at the die-level, and its Ultra ECP MAP, or “Multi-Anode Partial Plating,” tool to deliver advanced electrochemical copper plating for copper interconnect applications in front-end wafer fabrication processes. The Company also offers a range of custom-made equipment, including cleaners, coaters and developers, to back-end wafer assembly and packaging factories, principally in the PRC.

In 2011, ACM Shanghai formed a wholly-owned subsidiary in the PRC, ACM Research (Wuxi), Inc. (“ACM Wuxi”), to manage sales and service operations.

In November 2016, ACM re-domesticated from California to Delaware pursuant to a merger in which ACM Research, Inc., a California corporation, was merged into a newly formed, wholly-owned Delaware subsidiary, also named ACM Research, Inc.

In June 2017, ACM formed a wholly-owned subsidiary in Hong Kong, CleanChip Technologies Limited (“CleanChip”), to act on the Company’s behalf in Asian markets outside the PRC by, for example, serving as a trading partner between ACM Shanghai and its customers, procuring raw materials and components, performing sales and marketing activities, and making strategic investments.

In August 2017, ACM purchased 18.77% of ACM Shanghai’s equity interests held by Shanghai Science and Technology Venture Capital Co., Ltd. On November 8, 2017, ACM purchased the remaining 18.36% of ACM Shanghai’s equity interests held by third parties, Shanghai Pudong High-Tech Investment Co., Ltd. and Shanghai Zhangjiang Science & Technology Venture Capital Co., Ltd. At December 31, 2017, ACM owned all of the outstanding equity interests of ACM Shanghai, and indirectly through ACM Shanghai, owned all of the outstanding equity interests of ACM Wuxi.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
On September 13, 2017, ACM effectuated a 1-for-3 reverse stock split of Class A and Class B common stock.

On November 2, 2017, the Registration Statement on Form S-1 for ACM’s initial public offering of Class A common stock was declared effective by the U.S. Securities and Exchange Commission. Shares of Class A common stock began trading on the Nasdaq Global Market on November 3, 2017, and the closing for the offering was held on November 7, 2017.

In December 2017, ACM formed a wholly-owned subsidiary in the Republic of Korea, ACM Research Korea CO., LTD. (“ACM Korea”), to serve customers based in Republic of Korea and perform sales and marketing and research and development (“R&D”) activities for new products and solutions.

In March 2019, ACM Shanghai formed a wholly-owned subsidiary in the PRC, Shengwei Research (Shanghai), Inc. (“ACM Shengwei”), to manage activities related to addition of future long-term production capacity.

In June 2019, CleanChip formed a wholly-owned subsidiary in California, ACM Research (CA), Inc. (“ACM California”), to provide procurement services on behalf of ACM Shanghai. In June 2019, ACM Korea was reorganized as a wholly-owned subsidiary of CleanChip.

In June 2019, ACM announced plans to complete a listing (the “STAR Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “STAR IPO”) of ACM Shanghai shares in the PRC. ACM Shanghai is currently ACM’s primary operating subsidiary, and at the time of announcement, was wholly-owned by ACM. To meet a STAR Listing requirement that it have multiple independent stockholders in the PRC, ACM Shanghai completed private placements of its shares in June and November 2019, following which, as of September 30, 2020, the private placement investors held a total of 8.3% of the outstanding shares of ACM Shanghai and ACM Research held the remaining 91.7%. As part of the STAR Listing process, in June 2020 the ownership interests held by the private investors were reclassified from redeemable non-controlling interests to non-controlling interests as the redemption feature was terminated.

In preparation for the STAR IPO, ACM completed a reorganization in December 2019 that included the sale of all of the shares of CleanChip by ACM to ACM Shanghai for $3,500. The reorganization and sale had no impact on ACM’s consolidated financial statements.

In August 2021, ACM formed a wholly-owned subsidiary in Singapore, ACM Research (Singapore) PTE, Ltd. to perform sales, marketing, and other business development activities.

In November 2021, ACM Shanghai completed its STAR Listing and STAR IPO and its shares began trading on the STAR Market.  In the STAR IPO, ACM Shanghai issued 43,355,753 shares, representing 10% of the total 433,557,100 shares outstanding after the issuance. The shares were issued at a public offering price of RMB 85.00 per share, and the net proceeds of the STAR IPO, after issuance costs, totaled $545,512. Upon completion of the STAR IPO, ACM owned 82.5% of the outstanding ACM Shanghai shares.

In February 2022, ACM Shanghai formed a wholly-owned subsidiary in China, ACM Research (Beijing), Inc. (“ACM Beijing”), to perform sales, marketing and other business development activities.

In March 2022, ACM formed a wholly-owned subsidiary in South Korea, Hanguk ACM CO., LTD, to perform business development and other related activities.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
In March 2022, the Board of Directors of ACM declared a 3-for-1 stock split of Class A and Class B common stock effected in the form of a stock dividend (the “Stock Split”). Each stockholder of record at the close of business on March 16, 2022, received a dividend of two additional shares of Class A common stock for each then-held share of Class A common stock and two additional shares of Class B common stock for each then-held share of Class B common stock, which were distributed after the close of trading on March 23, 2022. Unless otherwise indicated, all share numbers, per share amount, share prices, exercise prices and conversion rates set forth in these notes and the accompanying condensed consolidated financial statements have been adjusted retrospectively to reflect the Stock Split.

The Company has direct or indirect interests in the following subsidiaries:

		Effective interest held as at
Name of subsidiaries	Place and date of incorporation	June 30, 2022	December 31, 2021
ACM Research (Shanghai), Inc.	PRC, May 2005	82.5%	82.5%
ACM Research (Wuxi), Inc.	PRC, July 2011	82.5%	82.5%
CleanChip Technologies Limited	Hong Kong, June 2017	82.5%	82.5%
ACM Research Korea CO., LTD.	Korea, December 2017	82.5%	82.5%
Shengwei Research (Shanghai), Inc.	PRC, March 2019	82.5%	82.5%
ACM Research (CA), Inc.	USA, April 2019	82.5%	82.5%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd.	Singapore, August 2021	100.0%	100.0%
ACM Research (Beijing), Inc.	PRC, February 2022	82.5%	—
Hanguk ACM CO., LTD.	Korea, March 2022	100.0%	—

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

The accompanying condensed consolidated balance sheet as of June 30, 2022, condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, condensed consolidated statements of changes in equity for the three and six months ended June 30, 2022 and 2021, and condensed consolidated statements of cash flows for the three and six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any future period.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
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

Reclassification

Certain prior year amounts related to related party transactions have been reclassified to conform to current year presentation. Also, a portion of the prior period balance for retained earnings on the Company’s consolidated balance sheet as of December 31, 2021 has been reclassified to Statutory surplus reserve to conform to the current period presentation. These reclassifications did not have a material impact on the previously reported financial statements.

COVID-19 Assessment

The worldwide COVID-19 health pandemic and related government and private sector responsive actions have adversely affected the economies and financial markets of many countries and specifically have negatively impacted the Company’s business operations, including in the PRC and the United States. The continuation of the COVID-19 pandemic could continue to result in economic uncertainty and global economic policies that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition.

The Company conducts substantially all of its product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by COVID-19 and related restrictions on transportation and public appearances.

•
In March 2022, several regions in China began to experience elevated levels of COVID-19 infections, and the PRC government instituted policies to restrict the spread of the virus. The policies began with an increase of “spot quarantines,” under which a positive polymerase chain reaction (PCR) or other test would result in the quarantining of individual buildings, groups of buildings, or even full neighborhoods. The policies were later expanded to full-city quarantines, including in the City of Shanghai, where substantially all of ACM Shanghai’s operations are located. COVID-19 related restrictions in Shanghai began to limit employee access to, and logistics activities of, ACM Shanghai’s offices and production facilities in the Pudong district of Shanghai in March 2022, and therefore limited ACM Shanghai’s ability to ship finished products to customers and to produce new products. Spot quarantines in mid-March 2022 began to impact a number of ACM Shanghai’s employees and led to a closure of ACM Shanghai’s administrative and R&D offices in Zhangjiang in the Pudong district. A subsequent quarantine of the entire Pudong region of Shanghai was imposed in late March 2022 and impacted the operation of ACM Shanghai’s Chuansha production facility.  Although the facility remained partially operational with a number of personnel staying on-site for a prolonged period, the level of production declined significantly versus more normal levels.  Furthermore, a number of the Company’s customers have substantial operations based in operations areas of the PRC, including in the City of Shanghai, subject to a full-city restrictions, which began limiting the operations of those customers since the first quarter of 2022, including inhibiting their ability to receive, implement and operate new tools for their manufacturing facilities. As a result, in some cases, ACM Shanghai was required to defer shipments of finished products to these customers because of operational and logistical limitations affecting customers other than, or in addition to, ACM Shanghai.

•
In late April 2022, ACM Shanghai began to increase the level of its  operations at the Chuansha manufacturing site using the “closed loop method,” in which a limited collection of workers remain together as a group between a single hotel, the ACM Shanghai facility, and a dedicated bus transportation route, also referred to as “two spots and one line,” and had resumed substantially all of its Chuansha manufacturing site operations by the end of the second quarter of 2022.  On July 1, 2022, the Company transitioned operations at the Chuansha facility to a more normal production process, in which workers we able to return home following their factory shifts.

•
In mid-June 2022, substantially all of ACM Shanghai’s R&D and administrative employees were allowed to return to work at the ZhangJiang facility following a 6-8 week period of restricted access during which many employees had continued to work from home.  ACM Shanghai has established several policies to help avoid or limit future outbreaks among employees and aimed at protecting employee safety and limiting the possibility of a facility reclosing.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
For the first six months of 2022, the Company experienced a negative impact to revenue and shipments as a result of restricted access and logistics to its Shanghai-based production and administrative facilities. Thirteen tools amounting to $13 million in revenue and $24 million in shipments that could not be shipped to customers in the three-months ended March 30, 2022 were subsequently shipped in the three months ended June 30, 2022. As a result of the restrictions, the Company experienced a modest increase to operational costs due to increased logistics costs and inefficiencies that resulted from the restrictions, an increase in cash used in operations due in part to an increase in accounts receivables that resulted from a shift of shipments towards the latter part of the period, and general administrative inefficiencies.

The Company anticipates that the effects of the PRC restrictions may continue for several months, with an expected increase of PRC operations, production capacity and global logistics as Shanghai and other areas in the PRC begin to reopen. The Company cannot assure that closures or reductions of operations or production, whether of ACM Shanghai or of some of its key customers, may not be extended or re-introduced in the second half of 2022 as the result of business interruptions arising from protective measures being taken by the PRC and other governmental agencies or of other consequences of COVID-19.

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

To date, the Company’s operations in South Korea, including the R&D center and production facilities of ACM Korea and the business development activities of Hanguk ACM CO., LTD, have been largely unaffected directly by government restrictions relating to the COVID-19 pandemic.

The worldwide prolonged and broad-based shift to remote working environments resulting from COVID-19 continues to create inherent productivity, connectivity, and oversight challenges and could affect the Company’s ability to enhance, develop and support existing products and services, detect and prevent spam and problematic content, hold product sales and marketing events, and generate new sales leads. In addition, the changed environment under which the Company is operating could have an effect on its internal controls over financial reporting as well as its ability to comply with a number of timing and quality requirements. Additional or extended governmental quarantines, restrictions or regulations could significantly impact the ability of the Company’s employees and vendors to work productively. Governmental restrictions have been inconsistent globally and it remains unclear when a return to worksite locations or travel will be permitted or what restrictions will be in place in those environments. As the Company continues to return its workforce to the office in 2022, it may experience increased costs as it prepares and maintains its facilities for a safe work environment and experiments with hybrid work models and it may suffer additional adverse effects on its ability to compete effectively and maintain its corporate culture.

Extended periods of interruption to the Company’s corporate, development or manufacturing facilities due to the COVID-19 pandemic could cause the Company to lose revenue and market share, which would depress its financial performance and could be difficult to recapture. The Company’s business may also be harmed if travel to or from the PRC or the United States continues to be restricted or inadvisable or if members of management and other employees are absent because they contract COVID-19, they elect not to come to work due to the illness affecting others in the Company’s office or laboratory facilities, or they are subject to quarantines or other governmentally imposed restrictions.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for revenue recognition and deferred revenue, the valuation and recognition of fair value of trading securities, stock-based compensation arrangements, realization of deferred tax assets, assessment for impairment of long-lived assets, allowance for doubtful accounts, inventory valuation, depreciable lives of property, plant and equipment and useful life of intangible assets.

Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash on hand, bank deposits that are unrestricted as to withdrawal and use, and highly liquid investments with an original maturity date of three months or less at the date of purchase.

The following table presents cash, cash equivalents and restricted cash, according to jurisdiction as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
United States	$29,742	$34,852
Mainland China	240,229	469,494
China Hong Kong	52,529	52,527
South Korea	1,844	6,194
Total	$324,344	$563,067

The amounts in mainland China do not include short-term and long-term time deposits which totaled $144,530 and $0 for the periods ending June 30, 2022 and December 31, 2021, respectively.

Cash held in the U.S. exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits and is subject to risk of loss. No losses have been experienced to date.

For amounts held in mainland China, PRC banks are subject to a series of risk control regulatory standards from PRC bank regulatory authorities. The Company is required to obtain approval from the State Administration of Foreign Exchange (“SAFE”) to transfer funds in or out of the PRC. SAFE requires a valid agreement to approve the transfers, which are processed through a bank. Other than PRC foreign exchange restrictions, the Company is not subject to any PRC restrictions and limitations on its ability to transfer funds among subsidiaries. Cash held in mainland China exceeds the insurance limits and is subject to risk of loss. No losses have been experienced to date.

Amounts held in South Korea exceed the Korea Deposit Insurance Corporation (“KDIC”) insurance limits and is subject to risk of loss. No losses have been experienced to date.

There is no additional restriction for the transfer of cash from bank accounts in the U.S., South Korea, and Hong Kong. For sales through CleanChip and ACM Research, a certain amount of sales proceeds is repatriated back to ACM Shanghai in accordance with the transfer pricing arrangements in the ordinary course of business.  For purchases made by ACM California on behalf of ACM Shanghai, cash payments in accordance with the transfer pricing arrangements are delivered to ACM California from ACM Shanghai.  ACM California borrows intercompany loans from CleanChip for working capital purposes.

For the six months ended June 30, 2022 and 2021, no transfers, dividends, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Time Deposits

Time deposits are deposited with banks in mainland China with fixed periods and interest rates which can’t be withdrawn before maturity. They are also subject to risk control regulatory standards above upon maturity. Time deposits consisted of the following:

	June 30, 2022	December 31, 2021
Deposit in China Merchant Bank which will mature on January 29, 2023 with an annual interest rate of 2.25%	$40,230	$-
Deposit in China Everbright Bank which will mature on January 29, 2023 with an annual interest rate of 2.25%	14,900	-
Deposit in China Industrial Bank which will mature on January 30, 2023 with an annual interest rate of 2.15%	14,900	-
Deposit in China Merchant Bank which will mature on January 29, 2024 with an annual interest rate of 2.85%	29,800	-
Deposit in Bank of Ningbo which will mature on February 17, 2024 with an annual interest rate of 2.85%	44,700	-
	$144,530	$-

For the three and six months ended June 30, 2022, respectively, interest income related to time deposits was $951 and $1,539, respectively.

Intangible Assets, Net

Intangible assets consist of software used for finance, manufacturing, and research and development purposes. Assets are valued at cost at the time of acquisition and are amortized over their beneficial periods. If a contract specifies a beneficial period, then the intangible asset is amortized over a term not exceeding the beneficial period. For those intangible assets with contracts that do not specify a beneficial period or for which local law does not specify a beneficial period, management estimates the beneficial period based on the period over which the asset is expected to contribute directly or indirectly to the cash flows in accordance with ASC 350, Intangibles—Goodwill and Other. The factors include, but are not limited to, the change of technology and the change of type of product. The company estimated these intangible assets with less than 10 years of beneficial period. Accordingly, they are amortized up to 10 years.

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

The unit of account for revenue recognition is a performance obligation (a good or service). A contract may contain one or more performance obligations. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise performance obligations are combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct. Promises in contracts which do not result in the transfer of a good or service are not performance obligations, as well as those promises that are administrative in nature, or are immaterial in the context of the contract. The Company has addressed whether various goods and services promised to the customer represent distinct performance obligations. The Company applied the guidance of ASC Topic 606 in order to verify which promises should be assessed for classification as distinct performance obligations. The Company’s performance obligations in connection with a sale of equipment generally include production, delivery and installation, together with the provision of a warranty. Given that the Company’s products are customized based on specifications of its customers, the Company determines that the promise to the customer is to provide a customized product solution. The product and customization services are inputs into the combined item for which customer has contracted and, as a result, the product and installation services are not separately identifiable and are combined into a single performance obligation. Delivery of goods to a customer is not a separate performance obligation since control of the goods normally does not transfer to the customer before shipment. The Company’s warranties provide assurance that its products will function as expected and in accordance with certain specifications. The Company’s warranties are intended to safeguard the customer against existing defects and do not provide any incremental service to the customer. They are not separate performance obligations and accounted for under ASC 460, Guarantees. Production, delivery and installation of a product, together with provision of a warranty, are a single unit of accounting.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
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

For some sale contracts, in addition to the sale of semiconductor capital equipment, the Company also provides certain spare parts to the customers. The Company defers revenue associated with spare parts sold together with its tool products, including production, delivery, installation and warranty which are accounted for as one performance obligation, based on stand-alone observable selling prices for which it receives payments in advance and recognizes the revenue upon the subsequent shipment of the spare parts, which is expected within one year. The deferred revenue was $2,950 and $3,180 at June 30, 2022 and December 31, 2021, respectively.

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

The Company offers maintenance services, which consist principally of the installation and replacement of parts and small-scale modifications to the equipment. The related revenue and costs of revenue are recognized when parts have been delivered and installed and the customers have obtained control of the parts.

The Company incurs costs related to the acquisition of its contracts with customers in the form of sales commissions. Sales commissions are paid to third party representatives and distributors. Contractual agreements with these parties outline commission structures and rates to be paid. Generally speaking, the contracts are all individual procurement decisions by the customers and are not for significant periods of time, nor do they include renewal provisions. As such, all contracts have an economic life of significantly less than a year. Accordingly, the Company expenses sales commissions when incurred. These costs are recorded within sales and marketing expenses. The Company, therefore, does not have contract assets.

The Company does not incur any costs to fulfill the contracts with customers that are not already reported in compliance with another applicable standard (for example, inventory or plant, property and equipment).

The Company receives payments from customers prior to the transfer of control either upon contract sign-off and/or the delivery of evaluation tools, they are recorded as advances from customers.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share are calculated as follows, as adjusted to give effect to the Stock Split:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$16,748	$7,334	$9,305	$13,156
Less: Net income attributable to non-controlling interests	4,512	767	2,855	1,119
Net income available to common stockholders, basic	$12,236	$6,567	$6,450	$12,037
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	230	-	147	-
Net income available to common stockholders, diluted	$12,006	$6,567	$6,303	$12,037

Weighted average shares outstanding, basic (1)	59,177,643	57,370,977	59,003,484	56,868,585
Effect of dilutive securities	6,301,034	8,052,255	6,769,489	8,169,999
Weighted average shares outstanding, diluted	65,478,677	65,423,232	65,772,973	65,038,584

Net income per common share:
Basic	0.21	0.11	0.11	0.21
Diluted	$0.18	$0.10	$0.10	$0.19

(1)	Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in March 2022. See Note 1 for details.

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any cash dividends during the three and six months ended June 30, 2022 or 2021, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities, including stock options and issued warrants, that could share in ACM’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. ACM’s potential dilutive securities consist of stock options for the three and six months ended June 30, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, time deposits, and accounts receivable. The Company deposits and invests its cash with financial institutions that management believes are creditworthy.

The Company is potentially subject to concentrations of credit risks in its accounts receivable. For the three months ended June 30, 2022 and 2021, four customers accounted for 59.7% and two customers accounted for 73.3% of revenue, respectively. For the six months ended June 30, 2022 and 2021, four customers accounted for 55.0% and two customers accounted for 57.3% of revenue, respectively.

As of June 30, 2022 and December 31, 2021, four customers accounted for 70.4% and two customers accounted for 53.8%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016 the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the pre-existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted but the effective date is changed by ASU 2019-10 below.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
In November 2019 the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. In advance of the issuance of ASU 2019-10, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815) and ASU 2016-02, Leases (Topic 842) since January 1, 2019.  ASU2019-10 defers the effective date of ASU 2016-13 for public filers that are considered small reporting companies (“SRC”) as defined by the U.S. Securities and Exchange Commission (“SEC”) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company was eligible to be an SRC based on its SRC determination as of November 15, 2019 (which is the issuance date of ASU 2019-10) in accordance with SEC regulations, the Company will adopt amendments in ASU 2016-13 for the year beginning January 1, 2023. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company is evaluating the impact of this standard on its condensed consolidated financial statements, including accounting policies, processes and systems and expects the standard will not have a significant impact on its condensed consolidated financial statements.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the related businesses. The following tables present disaggregated revenue information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$72,583	$45,461	$98,616	$77,874
ECP (front-end and packaging), furnace and other technologies	20,500	-	32,748	5,550
Advanced packaging (excluding ECP), services & spares	11,312	8,403	15,217	14,172
Total Revenue By Product Category	$104,395	$53,864	$146,581	$97,596

Wet cleaning and other front-end processing tools	$79,553	$45,974	$111,254	$77,874
Advanced packaging, other processing tools, services and spares	24,842	7,890	35,327	19,722
Total Revenue Front-end and Back-End	$104,395	$53,864	$146,581	$97,596

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mainland China	$100,275	$53,736	$142,405	$97,432
Other Regions	4,120	128	4,176	164
	$104,395	$53,864	$146,581	$97,596

Below are the accounts receivables and contract liabilities balances as of:

	June 30, 2022	December 31, 2021

Accounts receivable	$154,627	$105,553
Advances from customers	94,421	52,824
Deferred revenue	2,950	3,180

During the six-months ended June 30, 2022, advances from customers increased $41.6 million, due to an increase of payments made by customers for first tools under evaluation, and an increase in pre-payments made by customers prior to delivery of repeat tools.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2022	December 31, 2021
Accounts receivable	$154,627	$105,553
Less: Allowance for doubtful accounts	-	-
Total	$154,627	$105,553

The $49.1 million increase in accounts receivable for the first six months of 2022 corresponds to a $49.0 million increase in revenue for the same period, and was also impacted by shift of shipments towards the latter part of the period that resulted from the COVID-19 related restrictions.

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.  Based on the age of the balance, a customer’s payment history and credit worthiness, current economic trends and reasonable and supportable forecasts the Company determined there were no collectability issues as of June 30, 2022 and December 31, 2021, and no allowance for doubtful accounts was necessary.

NOTE 5 – INVENTORIES

Inventory consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$138,995	$90,552
Work in process	45,682	35,840
Finished goods	103,403	91,724
Total inventory	$288,080	$218,116

Inventory is recognized at the lower of cost or net realizable value on a moving weighted average basis. At June 30, 2022 and December 31, 2021, the value of finished goods inventory, which is comprised of first-tools, for which customers were contractually obligated to take ownership upon acceptance totaled $77,639 and $71,889, respectively.

The $58.3 million increase in raw materials and work-in-process inventory at June 30, 2022 compared to December 31, 2021 was due to additional purchase of supplies to support a higher level of expected total shipments for the next several quarters, and to reduce the risk of supply chain delays to meet anticipated customer demand for the Company’s products. The $11.7 million increase in finished goods inventory at June 30, 2022 compared to December 31, 2021 primarily reflects a higher value of first-tools under evaluation existing or prospective customers, due to shipments made net of customer acceptances during the period.

The Company’s products each require a certain degree of customization, and the substantial majority of the work-in-process inventory and finished goods inventory are built to meet a specific customer order for repeat shipment of first tool delivery.  At the end of each period, the Company assesses the status of each item in work-in-process and finished goods and inventory. The Company recognizes a loss or impairment if in management’s judgement the inventory cannot be sold or used for production, if it has been damaged or in other way should be considered as obsolete, or if the net realizable value is lower than the cost.

At the end of each period the Company also assess the status of its raw materials. The Company recognizes a loss or impairment for any raw materials aged more than three years for which the Company determines it is not likely to be used in future production. The three year aging is based on the Company’s assessment of technology change, its requirement to maintain stock for warranty coverage, and other factors.

During the three and six months ended June 30, 2022, inventory write-downs of $0 and $582 were recognized in cost of revenue, respectively. No inventory write-downs were recognized in cost of revenue for the six months ended June 30, 2021. Write-downs were due to an internal assessment that certain inventory could not be sold or used for production due to damage or obsolescence.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Buildings and plants	$39,333	$-
Manufacturing equipment	8,345	7,973
Office equipment	3,244	2,012
Transportation equipment	206	217
Leasehold improvement	5,874	4,134
Total cost	57,002	14,336
Less: Total accumulated depreciation and amortization	(7,614)	(5,900)
Construction in progress	7,878	5,606
Total property, plant and equipment, net	$57,266	$14,042

Depreciation and amortization expense was $1,123 and $467 for the three months ended June 30, 2022 and 2021, respectively, and $2,206 and $906 for the six months ended June 30, 2022 and 202, respectively. Buildings and plants represent Lingang housing property transferred to ACM Shengwei in January 2022 at a value of $41,497, which includes the purchase price and accumulated interest, and with estimated useful lives of 30-years (note 8). Buildings and plants are pledged as security for loans from China Merchants Bank (note 12).  Construction in progress primarily reflects costs incurred related to the construction of several facilities in Lingang by ACM Shengwei, and are scheduled to begin production in 2023 and beyond.

NOTE 7 – LAND USE RIGHT, NET

A summary of land use right is as follows:

	June 30, 2022	December 31, 2021
Land use right purchase amount	$9,471	$9,966
Less: accumulated amortization	(379)	(299)
Land use right, net	$9,092	$9,667

In 2020 ACM Shanghai, through its wholly-owned subsidiary ACM Shengwei, entered into an agreement for a 50-year land use right in the Lingang region of Shanghai. In July 2020, ACM Shengwei began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate new manufacturing systems and automation technologies and will provide floor space to support significantly increased production capacity and related research and development activities.

The amortization for the three months ended June 30, 2022 and 2021 was $50 and $49, respectively, and for the six months ended June 30, 2022 and 2021 was $99 and $98, respectively.

The annual amortization of land use right for each of the next five years is as follows:

Year ending December 31,
Remainder of 2022	$100
2023	200
2024	200
2025	200
2026	200

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 8 – OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepayment for property - Lingang	$-	$42,111
Prepayment for property, plant and equipment and other non-current assets	189	440
Prepayment for property - lease deposit	447	429
Security deposit for land use right	735	773
Others	1,149	1,264
Total other long-term assets	$2,520	$45,017

Prepayment for property – Lingang is for the housing in Lingang, Shanghai and consists of (1) the contractual amount to acquire the property and (2) capitalized interest charges on the long-term loan related to acquisition of the property, which amounted to $1,048 at the time of transfer in 2022 and $986 as of December 31, 2021. Pursuant to contractual agreements, ownership of the housing in Lingang, Shanghai was transferred to ACM Shengwei in January 2022 at a value of $41,497 at the time of transfer, and $42,111 as of December 31, 2021, which reflected the purchase price and cumulative capitalized interest charges related to the long-term loan from China Merchants Bank (note 12). Subsequent to the transfer of ownership, Prepayment for property – Lingang, was reclassed to property plant and equipment (note 6).

NOTE 9 – SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	June 30, 2022	December 31, 2021
Line of credit up to RMB 100,000 from Bank of Shanghai Pudong Branch,
due on June 7,2022 with an annual interest rate of 2.7% and fully repaid on June 7,2022 (1)	$-	$4,616
Line of credit up to RMB 150,000 from China Everbright Bank,
due on October 21,2022 with annual interest rate of 1.95%.	3,408	3,407
Line of credit up to RMB 60,000 from Bank of Communications,
due on October 25,2022 with an annual interest rate of 3.85%.	1,490	1,568
Total	$4,898	$9,591
(1) Guaranteed by CleanChip

For the three months ended June 30, 2022 and 2021, interest expense related to short-term borrowings amounted to $62 and $191, respectively, and the six months ended June 30, 2022 and 2021, interest expense related to short-term borrowings amounted to $125 and $380, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 10 – OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Accrued commissions	$13,722	$12,507
Accrued warranty	7,687	6,631
Accrued payroll	5,533	5,684
Accrued professional fees	565	785
Accrued machine testing fees	899	149
Others	10,789	5,979
Total	$39,195	$31,735

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$710	$660	$1,357	$1,175
Short-term lease cost	213	74	388	153
Lease cost	$923	$734	$1,745	$1,328

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$923	$734	$1,745	$1,328

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
As of June 30, 2022, maturities of outstanding lease liabilities for all operating leases were as follows:

December 31,
Remainder of 2022	$1,183
2023	1,359
2024	1,019
2025	66
2026	48
2027	9
Total lease payments	$3,684
Less: Interest	(206)
Present value of lease liabilities	$3,478

The weighted average remaining lease terms and discount rates for all operating leases were as follows:

	June 30, 2022	December 31, 2021
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.75	1.37
Weighted average discount rate	4.34%	4.54%

NOTE 12 – LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	June 30, 2022	December 31, 2021
Loan from China Merchants Bank	$16,675	$18,390
Loans from Bank of China	6,295	6,977
Less: Current portion	(2,328)	(2,410)
	$20,642	$22,957

The loan from China Merchants Bank is for the purpose of purchasing housing property in Lingang, Shanghai. The loan is repayable in 120 total installments with the last installment due in November 2030, with an annual interest rate of 4.65%. The loan is pledged by the property of ACM Shengwei and guaranteed by ACM Shanghai. The housing property transferred to ACM Shengwei in January 2022 (note 6). As of June 30, 2022, the right certificate of the pledged property has not been obtained and the procedures of the formal pledge registration in the China Merchants Bank had not been completed. On July 27, 2022, a notification was received by ACM Shengwei from China Merchants Bank stating that the absence of the right certificate shall not be regarded as a default as the project developer has not yet delivered the right certificate to ACM Shengwei due to COVID-related administrative delays.

Scheduled principal payments for the outstanding long-term loan as of June 30, 2022 are as follows:

Year ending December 31
2022	$1,154
2023	2,367
2024	7,067
2025	1,861
2026	1,950
Thereafter	8,571
$22,970

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
For the three months ended June 30, 2022 and 2021, respectively, interest related to long-term borrowings of $244 and $227 was incurred, of which $244 and $3 was charged to interest expenses and $0 and $224 was capitalized as property plant and equipment and other long-term assets, respectively.

For the six months ended June 30, 2022 and 2021, respectively, interest related to long-term borrowings of $502 and $544 was incurred, of which $442 and $3 was charged to interest expenses and $60 and $541 was capitalized as property plant and equipment and other long-term assets, respectively.

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. Other long-term liabilities consisted of the following unearned government subsidies:

	June 30, 2022	December 31, 2021
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$644	$791
Subsidies to Electro Copper Plating project, commenced in 2014	138	160
Subsidies to other cleaning tools,commenced in 2020	889	1,014
Subsidies to SW Lingang R&D development in 2021	5,662	5,958
Other	730	524
Total	$8,063	$8,447

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

On September 5, 2019, ACM Shanghai, entered into a Partnership Agreement with six other investors, as limited partners, and Beijing Shixi Qingliu Investment Co., Ltd., as general partner and manager, with respect to the formation of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) (“Hefei Shixi”), a Chinese limited partnership based in Hefei, China. Pursuant to such Partnership Agreement, on September 30, 2019, ACM Shanghai invested RMB 30,000 ($4,200), which represented 10% of the partnership’s total subscribed capital. The investment in Hefei Shixi is accounted for under the equity method.

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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The Company treats the equity investment in the consolidated financial statements under the equity method and are classified as long-term investments. Under the equity method, the investment is initially recorded at cost, adjusted for any excess of the Company’s share of the incorporated-date fair values of the investee’s identifiable net assets over the cost of the investment (if any). Thereafter, the investment is adjusted for the post incorporation change in the Company’s share of the investee’s net assets and any impairment loss relating to the investment. The Company concluded that the investments were not impaired and did not record any impairment charges related to the investments for any prior periods.

Equity investee:	June 30, 2022	December 31, 2021
Ninebell	$3,453	$3,051
Shengyi	280	211
Hefei Shixi	7,390	7,864
Subtotal	11,122	11,126
Other investee:
Waferworks	1,490	1,568
Total	$12,612	$12,694

For the three months ended June 30, 2022 and 2021, the Company’s share of equity investees’ net income was $472 and $295, respectively, and $401 and $615 for the six months ended June 30, 2022 and 2021, respectively, which amounts were included in equity income in net income of affiliates in the accompanying condensed consolidated statements of operations and comprehensive income.

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

As SMIC was listed on the STAR Market in July 2020, ACM Shanghai’s investment is accounted for as trading securities and is stated at fair market value, which is classified as Level 1 of the hierarchy established under ASC 820, Fair Value Measurement, with valuations based on quoted prices for identical securities in active markets at June 30, 2022 and December 31, 2021.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The components of trading securities were as follows:

	June 30, 2022	December 31, 2021
Trading securities listed in Shanghai Stock Exchange
Cost	$14,598	$15,363
Market value	23,894	29,498

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Unrealized gain (loss) on trading securities	$(423)	$3,783	$(4,281)	$2,736

NOTE 16 – RELATED PARTY BALANCES AND TRANSACTIONS

Ninebell

Ninebell is an equity investee of ACM (note 14) and is the Company’s principal supplier of robotic delivery system subassemblies used in our single-wafer cleaning equipment subassembly providers and an equity investee of the Company. The Company purchases equipment through arms-length transactions from Ninebell for production in the ordinary course of business. The Company pays a portion of the equipment in advance and is obligated for the remaining amounts upon receipt of the product. All related party outstanding balances are short-term in nature and are expected to be settled in cash.

Shengyi

Shengyi is an equity investee of ACM Shanghai (note 14) and is one of the Company’s component suppliers in China. The Company purchases components from Shengyi for production in the ordinary course of business. The Company incurs a service fee related to installation and hook-up fees which is recorded within cost of revenue on the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company pays a portion of the raw materials in advance and is obligated for the remaining amounts upon receipt of the product.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The following tables reflect related party transactions in our condensed consolidated financial statements:

	June 30,	December 31,
Prepaid expenses	2022	2021
Ninebell	$3,073	$2,383

	June 30,	December 31,
Accounts payable	2022	2021
Ninebell	$7,121	$5,703
Shengyi	1,941	2,196
Total	$9,062	$7,899

	Three Months Ended June 30,		Six Months Ended June 30,
Purchase of materials	2022	2021	2022	2021
Ninebell	$10,287	$7,496	$17,666	$14,378
Shengyi	877	287	1,462	645
Total	$11,164	$7,783	$19,128	$15,023

	Three Months Ended June 30,		Six Months Ended June 30,
Service fee charged by	2022	2021	2022	2021
Shengyi	$4	$117	$38	$259
Total	$4	$117	$38	$259

NOTE 17 – COMMON STOCK

In March 2022, ACM effectuated the Stock Split, which was a 3-for-1 stock split of Class A and Class B common stock in the form of a stock dividend. Each stockholder of record at the close of business on March 16, 2022, received a dividend of two additional shares of Class A common stock for each then-held share of Class A common stock and two additional shares of Class B common stock for each then-held share of Class B common stock, which were distributed after the close of trading on March 23, 2022.

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

During the three months ended June 30, 2022, ACM issued 106,525 shares of Class A common stock upon option exercises by employees and non-employees.

During the six months ended June 30, 2022, ACM issued 531,874 shares of Class A common stock upon option exercises by employees and non-employees, and an additional 1,002 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

During the three months ended June 30, 2021, ACM issued 372,282 shares of Class A common stock upon option exercises by employees and non-employees and an additional 185,001 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

During the six months ended June 30, 2021, ACM issued 1,302,102 shares of Class A common stock upon option exercises by employees and non-employees and an additional 285,003 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the three and six months ended June 30, 2021, ACM issued 728,043 shares of Class A common stock upon the exercise of warrants to purchase shares of Class A common stock.

At June 30, 2022 and December 31, 2021, the number of shares of Class A common stock issued and outstanding was 54,141,805 and 53,608,929, respectively.

At June 30, 2022 and December 31, 2021, the number of shares of Class B common stock issued and outstanding was 5,086,812 and 5,087,814, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 18 – STOCK-BASED COMPENSATION

In January 2020, ACM Shanghai adopted a 2019 Stock Option Incentive Plan (the “Subsidiary Stock Option Plan”) that provides for, among other incentives, the granting to officers, directors, employees of options to purchase shares of ACM Shanghai’s common stock. The fair value of the stock options granted is estimated at the date of grant based on the Black-Scholes option pricing model using assumptions generally consistent with those used for ACM’s stock options. Because ACM Shanghai shares have a short history of trading on a public market, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to ACM Shanghai.

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

The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-Based Compensation Expense:
Cost of revenue	$140	$110	$253	$181
Sales and marketing expense	574	478	928	983
Research and development expense	656	279	1,067	508
General and administrative expense	599	468	1,095	873
	$1,969	$1,335	$3,343	$2,545

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense by type:
Employee stock option plan	$1,872	$1,217	$3,145	$2,302
Non-employee stock option plan	12	30	23	70
Subsidiary stock option plan	85	88	175	173
	$1,969	$1,335	$3,343	$2,545

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Employee Awards

The following table summarizes the Company’s employee share option activities during the six months ended June 30, 2022:

	Number of Option Shares (1)	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	8,402,247	2.45	5.88	6.53 years
Granted	949,500	11.09	24.58
Exercised	(284,264)	0.97	2.40
Forfeited/cancelled	(67,890)	12.08	26.30
Outstanding at June 30, 2022	8,999,593	$3.34	$7.81	6.41 years
Vested and exercisable at June 30, 2022	6,015,172

(1)	Prior period results have been adjusted to reflect the Stock Split effected in March 2022. See Note 1 for details.

As of June 30, 2022 and December 31, 2021, $15,139 and $9,544, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM were expected to be recognized over a weighted-average period of 1.47 years and 1.61 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The fair value of options granted to employees with a service period based condition is estimated on the grant date using the Black-Scholes valuation.

	Six-months ended	Year-ended
	June 30, 2022 (6)	December 31, 2021 (6)
Fair value of common share(1)	$16.83-25.45	$27.58-37.33
Expected term in years(2)	5.50-6.25	6.25
Volatility(3)	49.43-50.81%	48.53-49.47%
Risk-free interest rate(4)	1.7%-3.04%	1.00%-1.44%
Expected dividend(5)	0%	0%

(1)	Equal to closing value on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of ACM’s comparable companies in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.
(6)	Prior period results have been adjusted to reflect the Stock Split effected in March 2022. See Note 1 for details.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the six months ended June 30, 2022:

	Number of Option Shares (1)	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	2,067,018	0.33	0.97	3.98 years
Granted	-	-	-
Exercised	(247,610)	0.21	0.53
Expired	-	-	-
Forfeited/cancelled	(3,392)	0.17	0.40
Outstanding at June 30, 2022	1,816,016	$0.35	$1.03	3.71 years
Vested and exercisable at June 30, 2022	1,789,766

(1)	Prior period results have been adjusted to reflect the Stock Split effected in March 2022. See Note 1 for details.

As of June 30, 2022 and December 31, 2021, $79 and $102, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.06 years and 0.06 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM Shanghai Option Grants

The following table summarizes the ACM Shanghai employee stock option activities during the six months ended June 30, 2022:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	5,377,500	$0.24	$2.04	_2.50 years
Outstanding at June 30, 2022	5,377,500	$0.24	$2.00	2.01 years
Vested and exercisable at June 30, 2022	-

During the three months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $85 and $88, respectively, and during the six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $175 and $173, respectively, related to stock option grants of ACM Shanghai.

As of June 30, 2022 and December 31, 2021, $341 and $525, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 1.01 years and 1.5 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences. As a result, the Company recorded income tax benefit (expense) of $(3,668) and $2,755 during the six months ended June 30, 2022 and 2021, respectively. The increase in our effective income tax rate for the six months ended June 30, 2022 compared to the same period of the prior year was primarily due to a new requirement to capitalize and amortize previously deductible research and experimental expenses resulting from a change in Section 174 made by the Tax Cuts and Jobs Act of 2017 (the “TCJA”) which became effective on January 1, 2022, and a decrease in discrete tax benefits associated with stock-based compensation deductions. Under the TCJA, the Company is required to capitalize, and subsequently amortize R&D expenses over fifteen years for research activities conducted outside of the U.S. The capitalization of overseas R&D expenses resulted in a significant increase in the Company’s global intangible low-taxed income inclusion. Congress is considering legislation, but legislation has not passed, that would defer the capitalization requirement to later years.

As of June 30, 2022, the Company’s total unrecognized tax benefits of $6,066, as compared to $6,066 and $570 as of December 31, 2021 and 2020, respectively.  The significant increase in 2021 was primarily because the Company planned to claim a deduction for realized gains on stock option exercises for China-based employees on its Chinese tax return. As of December 31, 2021, the Company assessed that the deduction did not meet the “more likely than not” threshold given this deduction was not regular and may be subject to scrutiny by the tax authority. If recognized, $5,950 would affect the effective tax rate. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. $106 thousand of interest or penalties were recognized for the six months ended June 30, 2022.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-US research expenses. The Company’s three PRC subsidiaries, ACM Shanghai, ACM Wuxi and Shengwei, are liable for PRC corporate income taxes at the rates of 12.5%, 25% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, ACM’s PRC subsidiaries generally would be liable for PRC corporate income taxes as a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years. In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and is entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022 instead of 15%.

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

Income tax benefit (expense) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total income tax benefit (expense)	$(7,679)	$(15)	$(3,668)	$2,755

NOTE 20 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 11 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of June 30, 2022, the Company had $2,946 of open capital commitments.

Covenants in Shengwei’s Grant Contract for State-owned Construction Land Use Right in Shanghai City with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that Shengwei pay liquidated damages in the event that (a) it does not make a total investment (including the costs of construction, fixtures, equipment and grant fees) of at least RMB 450.0 million ($63,400) or (b) within six years after the land use right is obtained, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to the PRC at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land. As of June 30, 2022 and December 31, 2021, the Company had paid in total $15,282 and $13,265, respectively for its Lingang-related investments.

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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2022 or December 31, 2021. In the opinion of management, no provision for liability nor disclosure was required as of June 30, 2022 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

As of June 30, 2022, the Company had no outstanding legal proceedings.

NOTE 21 – SEGMENT INFORMATION

Selected disaggregated revenue information is provided in Note 3.

The balance of selected long-term assets by geography as of June 30, 2022 and December 31, 2021 are presented in the following table:

	June 30, 2022	December 31, 2021
Long-lived assets by geography:
Mainland China	$69,413	$71,927
South Korea	3,574	1,408
United States	30	50
Total	$73,017	$73,385

NOTE 22 – STATUTORY SURPLUS RESERVE

In accordance with the PRC’s Foreign Enterprise Law, ACM Shanghai, ACM Shengwei, and ACM Wuxi are required to make appropriation to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income in accordance with generally accepted accounting principles of PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds were $8,312 as of June 30, 2022 and December 31, 2021, and are presented as statutory reserve on the Company’s condensed consolidated balance sheets.

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

Revenue from wet cleaning and other front-end processing tools totaled $79.6 million, or 76.2% of total revenue, for the three months ended June 30, 2022, as compared to $46.0 million, or 85.4% of total revenue, for the same period in 2021. Revenue from wet cleaning and other front-end processing tools totaled $111.3 million, or 75.9% of total revenue, for the six months ended June 30, 2022, as compared to $77.9 million, or 79.8% of total revenue, for the same period in 2021. Selling prices for our wet-cleaning and other front-end processing tools range from $1 million to more than $5 million. Our customers for wet-cleaning and other front-end processing tools have included Huali Microelectronics Corporation, The Huahong Group, Semiconductor Manufacturing International Corporation or SMIC, Shanghai SK Hynix Inc., Yangtze Memory Technologies Co., Ltd, and ChangXin Memory Technologies.

Revenue from advanced packaging, other back-end processing tools, services and spares totaled $24.8 million, or 23.8% of total revenue, for the three months ended June 30, 2022, as compared to $7.9 million, or 14.6% of total revenue, for the same period in 2021. Revenue from advanced packaging, other back-end processing tools, services and spares totaled $35.3 million, or 24.1% of total revenue, for the six months ended June 30, 2022, as compared to $19.7 million, or 20.2% of total revenue, for the same period in 2021. Selling prices for these tools range from $0.5 million to more than $4 million. Our customers for advanced packaging, and other processing tools have included Jiangyin Changdian Advanced Packaging Co. Ltd., a PRC-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd.,  a semiconductor packaging company based in South Korea which acquired the operations of Deca Technologies’ Philippines manufacturing facility in 2020;  and Wafer Works Corporation, a PRC-based wafer supplier.

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

Since 2009 we have delivered more than 290 wet cleaning and other front-end processing tools, more than 230 of which have been accepted by customers and thereby generated revenue to us. The balance of the delivered tools are awaiting customer acceptance should contractual conditions be met. To date, a substantial majority of our sales of single-wafer wet cleaning equipment for front-end manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future.

We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia by expanding our direct sales and services teams and increasing our global marketing activities. Our U.S. operation includes sales, marketing and services personnel to expand and support major new customer initiatives for the products of ACM Shanghai to additional regions beyond mainland China. As of June 30, 2022, we have delivered one tool for evaluation to a U.S. lab of a global semiconductor capital equipment vendor, and one tool for evaluation to the U.S. facility of a major U.S. semiconductor manufacturer.  Both of these evaluations are supported by our U.S. services team.

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

We have been issued more than 411 patents in the United States, the People’s Republic of China or PRC, Japan, Singapore, South Korea and Taiwan.

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea.  Substantially all of our integrated tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 236,000 square feet of floor space for production capacity, with 100,000 square feet having been added in 2021 with the lease of a second building in the Pudong region of Shanghai. In May 2020 ACM Shanghai, through its wholly-owned subsidiary Shengwei Research (Shanghai), Inc., entered into an agreement for a land use right in the Lingang region of Shanghai. In 2020 Shengwei Research (Shanghai), Inc. began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide floor space to support significantly increase production capacity and related research and development, or R&D, activities. Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence in the PRC and South Korea through our subsidiaries to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our technologies, and enable us to design innovative products and solutions to address their needs.

Corporate Background

ACM Research was incorporated in California in 1998 and redomesticated in Delaware in 2016. We perform strategic planning, marketing, and financial activities at our global corporate headquarters in Fremont, California. ACM Research is neither a PRC operating company nor do we conduct our operations in the PRC through the use of VIEs.

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

To help us establish and build relationships with chip manufacturers in the PRC, in 2006 we moved our operational center to Shanghai and began to conduct our business through our subsidiary ACM Shanghai. Since that time, we have expanded our geographic presence:

•	In 2011 we formed a wholly-owned subsidiary in the PRC, ACM Research (Wuxi), Inc., which now is a wholly-owned subsidiary of ACM Shanghai, to manage sales and service operations.
•
In June 2017 we formed a subsidiary in Hong Kong, CleanChip Technologies Limited, which now is a wholly-owned subsidiary of ACM Shanghai, to act on our behalf in Asian markets outside the PRC by, for example, serving as a trading partner between ACM Shanghai and its customers, procuring raw materials and components, performing sales and marketing activities, and making strategic investments.

•
In December 2017 we formed a subsidiary in the Republic of Korea, ACM Research Korea CO., LTD., which now is an indirect wholly-owned subsidiary of ACM Shanghai, to serve our customers based in the Republic of Korea and perform sales and marketing and R&D activities.

•
In March 2019 ACM Shanghai formed a wholly-owned subsidiary in the PRC, Shengwei Research (Shanghai), Inc., or ACM Shengwei, to manage activities related to addition of future long-term production capacity.

•	In June 2019 CleanChip Technologies Limited formed a wholly-owned subsidiary in California, ACM Research (CA), Inc., to provide procurement services on behalf of ACM Shanghai.
•	In August 2021 we formed a wholly-owned subsidiary in Singapore, ACM Research (Singapore) PTE, Ltd., to perform sales, marketing, and other business development activities.
•	In February 2022, ACM Shanghai formed a wholly-owned subsidiary in China, ACM Research (Beijing), Inc., to perform sales, marketing and other business development activities.
•	In March 2022, ACM formed a wholly-owned subsidiary in South Korea, Hanguk ACM CO., LTD, to perform business development and other related activities.

We currently conduct the majority of our product development, support and services, and substantially all of our manufacturing, at ACM Shanghai. Our Shanghai operations position us to be near many of our current and potential new customers in the PRC (including Taiwan), South Korea and throughout Asia, providing convenient access and reduced shipping and manufacturing costs.

•	ACM Shanghai’s initial factory is located in the Pudong Region of Shanghai and has a total of 36,000 square feet of available floor space.
•
ACM Shanghai’s second production facility is located in the Chuansha district of Pudong, approximately 11 miles from our initial factory.  In September 2018 we announced the opening of the first building of the second production facility. The first building initially had a total of 50,000 square feet of available floor space for production capacity, which was increased by 50,000 square feet in the second quarter of 2020.  In February 2021 ACM Shanghai leased a second building immediately adjacent to the second factory, which increased the available floor space for production by another 100,000 square feet, bringing to total available floor space for production capacity of second production facility to 200,000 square feet.

•
In July 2020 ACM Shanghai began a multi-year construction project to build a development and production center in the Lingang region of Shanghai. The new facility is expected to have a total of 1,000,000 square feet of available floor space for production. capacity.

•
In January 2022 ACM Shanghai completed the purchase of  a housing facility in the Lingang region of Shanghai to assist in employee retention and recruitment in connection with its new R&D center and factory currently under construction.

The following chart depicts our corporate organization as of June 30, 2022:

A detailed description of how cash is transferred through our organization is set forth under “Note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents” to the Consolidated Financial Statements of this report.

Risks Associated with Corporate Structure

We are subject to a number of legal and operational risks associated with our corporate structure, including as the result of a substantial portion of our operations being conducted in the PRC. Consequences of any of those risks could result in a material adverse change in our operations or cause the value of ACM Research Class A common stock to significantly decline. Please carefully read the information beginning on page 64 of this report and included in “Part II. Item 1A – Risk Factors,” in particular the risk factors addressing the following issues:

•
If any PRC central government authority were to determine that existing PRC laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing PRC laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain any such permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on the operations of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock.

•
PRC central government authorities may intervene in, or influence, ACM Shanghai’s PRC-based operations at any time, and those authorities’ rules and regulations can change quickly with little or no advance notice.

•
The PRC central government may determine to exert additional control over offerings conducted overseas or foreign investment in PRC-based issuers, which could result in a material change in our operations and the value of ACM Research Class A common stock.

Permissions or Approvals to Operate in the PRC

The business of ACM Shanghai is subject to complex laws and regulations in the PRC that can change quickly with little or no advance notice. To date, beyond the COVID-19-related restrictions in 2022, we have not experienced such intervention or influence by PRC central government authorities or a change in those authorities’ rules and regulations that have had a material impact on ACM Shanghai or ACM Research.

In the ordinary course of business, ACM Shanghai has obtained all of the permits and licenses it believes are necessary for it to operate in the PRC. From time to time the PRC government issues new regulations, which may require additional actions on the part of ACM Shanghai to comply.

See “Part II. Item 1A - Risk Factors - The PRC central government may intervene in, or influence, ACM Shanghai’s PRC-based operations at any time, and the rules and regulations in the PRC can change quickly with little or no advance notice.”

Our Independent Registered Public Accounting Firm

Our independent registered public accounting firm for the year ending December 31, 2022 is Armanino LLP, which is registered with the Public Company Accounting Oversight Board, or the PCAOB. The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the PCAOB determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, had been our independent registered public accounting firm in recent years including for the year ended December 31, 2021.  On December 16, 2021, the PCAOB issued a report on its determinations that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong because of positions taken by PRC authorities in those jurisdictions, including BDO China. On March 30, 2022, ACM Research was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” See “Item 1A, “Risk Factors— We could be adversely affected if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms, such as our audit firm since our initial public offering in 2017, operating in the PRC.” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 for more information. On June 30, 2022, stockholders of ACM Research ratified the appointment of Armanino LLP as our independent auditor for the fiscal year ending December 31, 2022.  Armanino LLP is neither headquartered in the PRC or Hong Kong nor is it subject to the determinations announced by the PCAOB.

Recent Developments

COVID–19

The worldwide COVID-19 health pandemic and related government and private sector responsive actions have adversely affected the economies and financial markets of many countries and specifically have negatively impacted the Company’s business operations, including in the PRC and the United States. The continuation of the COVID-19 pandemic could continue to result a in economic uncertainty and global economic policies that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition. For an explanation of some of the risks we potentially face, please read carefully the information provided under “Item 1A. Risk Factors—Risks Related to the COVID–19 Pandemic,” of part I of this report.

The following summary reflects our expectations and estimates based on information known to us as of the date of this filing:

•
Operations: We conduct substantially all of our product development, manufacturing, support and services in the PRC through ACM Shanghai, and those activities have been directly impacted by COVID–19 and related restrictions on transportation and public appearances.

In March 2022, several regions in China began to experience elevated levels of COVID-19 infections, and the PRC government instituted policies to restrict the spread of the virus. The policies began with an increase of “spot quarantines,” under which a positive polymerase chain reaction (PCR) or other test would result in the quarantining of individual buildings, groups of buildings, or even full neighborhoods. The policies were later expanded to full-city quarantines, including in the City of Shanghai, where substantially all of ACM Shanghai’s operations are located. COVID-19 related restrictions in Shanghai began to limit employee access to, and logistics activities of, ACM Shanghai’s offices and production facilities in the Pudong district of Shanghai in March 2022, and therefore limited ACM Shanghai’s ability to ship finished products to customers and to produce new products. Spot quarantines in mid-March 2022 began to impact a number of ACM Shanghai’s employees and led to a closure of ACM Shanghai’s administrative and R&D offices in Zhangjiang in the Pudong district. A subsequent quarantine of the entire Pudong region of Shanghai was imposed in late March 2022 and impacted the operation of ACM Shanghai’s Chuansha production facility. Furthermore, a number of our customers have substantial operations based in operations areas of the PRC, including in the City of Shanghai, subject to the full-city restrictions, which began limiting the operations of those customers since the first quarter of 2022, including inhibiting their ability to receive, implement and operate new tools for their manufacturing facilities. As a result, in some cases, ACM Shanghai has been required to defer shipments of finished products to these customers because of operational and logistics limitations affecting customers rather than, or in addition to, ACM Shanghai. In late April 2022, ACM Shanghai began to resume some operations at the Chuansha manufacturing site using the “closed loop method,” in which a limited collection of workers remains together as a group between a single hotel, the ACM Shanghai facility, and a dedicated bus transportation route, also referred to as “two spots and one line,” and had resumed substantially all of its Chuansha manufacturing site operations by the end of the second quarter of 2022. In mid-June 2022, substantially all of ACM Shanghai’s R&D and administrative employees at its ZhangJiang facility were allowed to return to work under strict safety protocols after a period of restricted access to the building that for many employees was partially mitigated by being able to work from home. ACM Shanghai has established several policies to help avoid or limit future outbreaks among employees and thus protect employee safety and limit the possibility of a facility reclosing. We anticipate that the effects of the PRC restrictions may continue for several months, with a gradual return of  PRC operations, production capacity, and global logistics as Shanghai and other areas in the PRC begin to reopen. We cannot assure that closures or reductions of PRC operations or production, whether of ACM Shanghai or of some of its key customers, may not be extended in upcoming months as the result of business interruptions arising from protective measures being taken by the PRC and other governmental agencies or of other consequences of COVID-19.

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

•
Customers: Our customers’, including the customers of ACM Shanghai, business operations have been, and are continuing to be, subject to business interruptions arising from the COVID–19 pandemic. Historically substantially all of our revenue has been derived from customers located in the PRC and surrounding areas that have been impacted by COVID–19. Two customers that accounted for 48.9% of our revenue in 2021 are based in the PRC, and three customers that accounted for 75.8% of our revenue in 2020, and  73.8% of our revenue in 2019 are based in the PRC and South Korea. One of those customers, Yangtze Memory Technologies Co., Ltd. — which accounted for 20.2% of our 2021 revenue, 26.8% of our 2020 revenue, and 27.5% of our 2019 revenue — is based in Wuhan. While Yangtze Memory Technologies Co., Ltd. and other key customers continued to operate their fabrication facilities without interruption during and after the first quarter of 2020, some customers have been forced to restrict access of service personnel and deliveries to and from their facilities. We have experienced longer and in some cases more costly shipping expenses in the delivery of tools to certain customers.

•
Suppliers: Our global supply chain includes components sourced from the PRC, Japan, Taiwan, the United States and Europe. While, to date, we have not experienced material issues with our supply chain beyond the logistics related to the Shanghai facilities of ACM Shanghai, supply chain constraints have intensified due to COVID-19, contributing to global shortages in the supply of semiconductors and other materials, and in some cases the pricing of materials used in the production of our own tools. As with our customers, we continue to be in close contact with our key suppliers to help ensure we are able to identify any potential supply issues that may arise.

•
Projects: Our strategy includes a number of plans to support the growth of our core business, including ACM Shanghai’s acquisition of a land use right in the Lingang area of Shanghai where ACM Shanghai began construction of a new R&D center and factory in July 2020. The extent to which COVID–19 impacts these projects will depend on future developments that are highly uncertain, but to date, the timing of these ongoing projects has not been delayed or significantly  disrupted by COVID–19 or related government measures.

For the first six months of 2022, ACM Shanghai experienced a negative impact to revenue and shipments as a result of restricted access and logistics to its Shanghai-based production and administrative facilities.  Thirteen tools amounting to $13 million in revenue and $24 million in shipments that could not be shipped to customers in the three-months ended March 30, 2022 were subsequently shipped in the three months ended June 30, 2022. As a result of the restrictions, we experienced a modest increase to operational costs due to increased logistics costs and inefficiencies that resulted from the restrictions, an increase in cash used in operations due in part to an increase in accounts receivables that resulted from a shift of shipments towards the latter part of the period, and general administrative inefficiencies.

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

The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds ACM Shanghai receives. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the six months ended June 30, 2022 and 2021, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $0.1 million and $4.2 million, respectively.

●
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the six months ended June 30, 2022 and 2021, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $155,000 and $80,000, respectively.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or significant judgments or estimates during the three months ended June 30, 2022 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the notes to the condensed consolidated financial statements included in this report. For information regarding the impact of recently adopted accounting standards, refer to note 2 to the condensed consolidated financial statements included in this report.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report and is updated in note 2 to the condensed consolidated financial statements included in this report.

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	57.7	59.8	56.4	59.3
Gross margin	42.3	40.2	43.6	40.7
Operating expenses:
Sales and marketing	7.3	10.7	9.8	11.4
Research and development	10.9	14.7	19.6	13.8
General and administrative	4.9	6.7	6.8	7.6
Total operating expenses, net	23.1	32.2	36.2	32.7
Income from operations	19.2	8.0	7.3	8.0
Interest income (expense), net	1.8	(0.3)	2.3	(0.3)
Unrealized gain (loss) on trading securities	(0.4)	7.0	(2.9)	2.8
Other income (expense), net	2.4	(1.7)	1.9	(0.4)
Equity income in net income of affiliates	0.5	0.5	0.3	0.6
Income before income taxes	23.5	13.6	8.9	10.7
Income tax benefit (expense)	(7.4)	(0.0)	(2.5)	2.8
Net income	16.1	13.6	6.4	13.5
Less: Net income attributable to non-controlling interests	4.3	1.4	1.9	1.1
Net income attributable to ACM Research, Inc.	11.8%	12.2%	4.3%	12.3%

Comparison of Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Revenue	$104,395	$53,864	93.8%	$50,531

Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$72,583	$45,461	59.7%	$27,122
ECP (front-end and packaging), furnace and other technologies	20,500	-	NM	20,500
Advanced packaging (excluding ECP), services & spares	11,312	8,403	34.6%	2,909
Total Revenue by Product Category	$104,395	$53,864	93.8%	$50,531

Wet cleaning and other front-end processing tools	$79,553	$45,974	73.0%	$33,579
Advanced packaging, other processing tools, services and spares	24,842	7,890	214.9%	16,952
Total Revenue Front and Back-End	$104,395	$53,864	93.8%	$50,531

Revenue increased by $50.5 million in the three months ended June 30, 2022 as compared to the same period in 2021. The increase was driven by higher demand from our current customers, incremental contribution from new customers, growth from our cleaning and advanced packaging products, incremental contribution from newer ECP products, and the shipment of finished tools that could not be shipped in the prior quarter due to COVID-19-related restrictions on our Shanghai operations which contributed $12.9 million during the period. The increased demand from China based customers is due in part to their increased investments in production capacity amidst global shortages of semiconductor components.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Cost of revenue	$60,238	$32,184	87.2%	$28,054
Gross profit	44,157	21,680	103.7%	22,477
Gross margin	42.3%	40.2%	1.95	(9.4)%

Cost of revenue increased $28.1 million and gross profit increased $22.5 million in the three months ended June 30, 2022 as compared to the corresponding period in 2021 due to the increased sales volume, and a 195 basis point increase in gross margin that reflected differences in product mix.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Sales and marketing expense	$7,664	$5,789	32.4%	$1,875
Research and development expense	11,367	7,933	43.3%	3,434
General and administrative expense	5,091	3,627	40.4%	1,464
Total operating expenses	$24,122	$17,349	39.0%	$6,773

Sales and marketing expense increased by $1.9 million in the three months ended June 30, 2022 as compared to the corresponding period in 2021, and reflected increases of $0.8 million of personnel costs related to additional resources to our global sales and services teams to scale our business in mainland China and the United States, an increase of $0.9 million due to supplies and spare parts, commissions and travel and entertainment costs, an increase of $0.1 million in stock-based compensation, and an increase of $0.1 million in professional services.

Sales and marketing expense consists primarily of:

•	compensation of personnel associated with pre- and after-sale services and support and other sales and marketing activities, including stock-based compensation;
•	sales commissions paid to independent sales representatives;
•	fees paid to sales consultants;
•	cost of trade shows;
•	costs of tools built for promotional purposes for current or potential new customers;
•	travel and entertainment; and
•	allocated overhead for rent and utilities.

Research and development expense increased by $3.4 million in the three months ended June 30, 2022 as compared to the corresponding period in 2021, reflecting an increase of $3.0 million in personnel costs due to the additional of employees and higher salaries to support new product development, and an increase of $0.4 million in stock based compensation.

Research and development expense represented 10.9% and 14.7% of our revenue in the three months ended June  30, 2022 and 2021, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $11.4 million, or 10.9% of total revenue, in the three months ended June 30, 2022 as compared to $9.4 million, or 17.3% of revenue, in the corresponding period in 2021. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	costs of tools built for product development purposes;
•	travel expense associated with the research of technical requirements for product development purposes and testing of concepts under consideration;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased $1.5 million in the three months ended June 30, 2022 as compared to the corresponding period in 2021. General and administrative expense consists primarily of:

•	compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;
•	professional fees, including accounting and corporate legal and defense fees;
•	other corporate expenses including insurance; and
•	allocated overhead for rent and utilities.

We expect that, for the foreseeable future, general and administrative expenses will increase in dollars, as we incur additional costs associated with growing our business, ACM Research operating a public company in the United States and ACM Shanghai operating as a public company in the PRC.

Income from Operations

	Three Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Income from operations	$20,035	$4,331	362.6%	$15,704

Income from operations increased by $15.7 million during the three months ended June 30, 2022 as compared to the prior year period, due to increased revenue and gross profit, partly offset by an increase in operating expenses in absolute dollars and as a percentage of total revenue.

Interest income (expense), net, Other Income (expense), net

	Three Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Interest Income	$2,144	$31	6816.1%	$2,113
Interest Expense	(306)	(194)	57.7%	(112)
Interest Income (expense), net	$1,838	$(163)	(1227.6)%	$2,001

Other income (expense), net	$2,505	$(897)	(379.3)%	$3,402

Interest income (expense), net consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We realized $1.8 million of interest income (expense), net in the three months ended June 30, 2022 as compared to an expense of $163,000 of interest income (expense), net in the corresponding period in 2021. The significant change from the year-ago-period resulted from a higher balance of cash and equivalents and time deposits, higher interest rates on these balances, and a lower combined balance of short-term and long-term bank loans.

Other income (expense), net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. We realized $2.5 million of other income (expense) in the three months ended June 30, 2022, as compared to a loss of ($0.9) million in the corresponding period in 2021.  The variance was due primarily to the impact to transactions that resulted from changes in the RMB-to-U.S. dollar exchange rate during the respective periods.

Unrealized loss from trading securities and equity income in net income of affiliates.

	Three Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Unrealized gain (loss) on trading securities	$(423)	$3,783	(111.2)%	$(4,206)
Equity income in net income of affiliates	$472	$295	60.0%	$177

We recorded an unrealized loss of $0.4 million for the three months ended June 30, 2022, as compared to an unrealized gain of $3.8 million for the same period in 2021, based on a change in market value of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 15 to the condensed consolidated financial statements included in this report.  Equity income in net income of affiliates increased by $0.2 million for the three months ended June 30, 2022.

Income Tax Benefit (Expense)

The following presents components of income tax benefit (expense) for the indicated periods:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Total income tax benefit (expense)	$(7,679)	$(15)

We recognized a tax expense of $7.7 million for the three months ended June 30, 2022 as compared to a tax expense of $15,000 for prior year period.  The increased tax expense in 2022 primarily resulted from the tax effect of increased operating profit generated and an increase in our effective income tax rate.  The increase in our effective income tax rate for the three months ended June 30, 2022 compared to the same period of the prior year was primarily due to a new requirement to capitalize and amortize previously deductible research and experimental expenses resulting from a change in Section 174 made by the U.S. Tax Cuts and Jobs Act of 2017, or the TCJA, which became effective on January 1, 2022, and a decrease in discrete tax benefits associated with stock-based compensation deductions.  The capitalization of overseas R&D expenses resulted in a significant increase in our global intangible low-taxed income inclusion.  Congress is considering legislation, but legislation has not passed, that would defer the capitalization requirement to later years.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for Chinese income tax purposes due to the treatment of stock-based compensation including the impact from stock option exercises and non-US research expenses. Our two PRC subsidiaries, ACM Shanghai and ACM Research (Wuxi), Inc., are liable for PRC corporate income taxes at the rates of 12.5% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes at a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.  In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and is entitled to a preferential income tax rate of 0% from January 1, 2018 to December 31, 2019 and 12.5% from January 1, 2020 to December 31, 2022 instead of 15%.

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

Net Income Attributable to Non-Controlling Interests

	Three Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Net income attributable to non-controlling interests	$4,512	$767	488.3%	$3,745

In 2019 ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares, after which ACM Research held the remaining 91.7% of ACM Shanghai’s outstanding shares. In 2021 ACM Shanghai sold a total number shares representing an additional 10% of its outstanding ACM Shanghai shares in its STAR IPO, after which ACM Research held the remaining 82.5% of ACM Shanghai’s outstanding shares. As a result, we reflect, the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.  In the three months ended June 30, 2022, this amount totaled $4.5 million as compared to $0.7 million in the corresponding period in 2021.

Foreign currency translation adjustment

	Three Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Foreign currency translation adjustment	$(40,372)	$3,000	(1,445.7)%	$(43,372)

We recorded a foreign currency translation adjustment of ($40.4) million for the three months ended June 30, 2022, as compared to $3.0 million for the same period in 2021, based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.  The amount was especially large due to a significant weakening of the RMB versus the U.S. dollar during the period.

Comparison of Six Months Ended June 30, 2022 and 2021

Revenue

`	Six Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
`	(in thousands)
Revenue	$146,581	$97,596	50.2%	$48,985

Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$98,616	$77,874	26.6%	$20,742
ECP (front-end and packaging), furnace and other technologies	32,748	5,550	490.1%	27,198
Advanced packaging (excluding ECP), services & spares	15,217	14,172	7.4%	1,045
Total Revenue By Product Category	$146,581	$97,596	50.2%	$48,985

Wet cleaning and other front-end processing tools	$111,254	$77,874	42.9%	$33,380
Advanced packaging, other processing tools, services and spares	35,327	19,722	79.1%	15,605
Total Revenue Front-end and Back-End	$146,581	$97,596	50.2%	$48,985

Revenue increased by $49.0 million in the six months ended June 30, 2022 as compared to the same period in 2021. Revenue for the period was impacted by COVID-19 related restrictions which reduced production output and logistics to and from our facilities for several months. The increase versus the prior year period was driven by higher demand from current and new customers, growth from our cleaning and advanced packaging products, and incremental contribution from our newer ECP products. The increased demand from China based customers is due in part to increased investments in production capacity amidst global shortages of semiconductor components.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Cost of revenue	$82,738	$57,871	43.0%	$24,867
Gross profit	$63,843	$39,725	60.7%	$24,118
Gross margin	43.6%	40.7%	2.9%	2.85%

Cost of revenue increased $24.9  million and gross profit increased $24.1  million in the six months ended June 30, 2022 as compared to the corresponding period in 2021 due to the increased sales volume, and a 285 basis point increase in gross margin, that reflected differences in product mix.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of purchase orders. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Six Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Sales and marketing expense	$14,361	$11,097	29.4%	$3,264
Research and development expense	28,713	13,437	113.7%	15,276
General and administrative expense	10,040	7,410	35.5%	2,630
Total operating expenses	$53,114	$31,944	66.3%	$21,170

Sales and marketing expense increased by $3.3 million in the six months ended June 30, 2022 as compared to the corresponding period in 2021 and reflected increases of $1.6 million of personnel costs related to additional resources to our global sales and services teams to scale our business in mainland China and the United States, and  an increase of $1.4 million due to supplies and spare parts, commissions and travel and entertainment costs, an increase of $0.1 million in stock-based compensation, and an increase of $0.1 million in professional services.

Sales and marketing expense consists primarily of:

•	compensation of personnel associated with pre- and after-sale services and support and other sales and marketing activities, including stock-based compensation;
•	sales commissions paid to independent sales representatives;
•	fees paid to sales consultants;
•	cost of trade shows;
•	costs of tools built for promotional purposes for current or potential new customers;
•	travel and entertainment; and
•	allocated overhead for rent and utilities.

Research and development expense increased by $15.3 million in the six months ended June 30, 2022 as compared to the corresponding period in 2021, reflecting an increase of $5.6 million in personnel costs due to the additional of employees and higher salaries to support new product development, an increase of $6.3 million for to cost of tools built for product development purposes, an increase of $2.8 million for other items including travel and entertainment, professional services and other items, and an increase of $0.6 million in stock based compensation.

Research and development expense represented 19.6% and 13.8% of our revenue in the six months ended June  30, 2022 and 2021, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Government Research and Development Funding”), gross research and development expense totaled $28.8 million, or 19.6% of total revenue, in the six months ended June 30, 2022 and $15.7 million, or 16.0% of revenue, in the corresponding period in 2021. Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:

•	compensation of personnel associated with our research and development activities, including stock based compensation;
•	costs of components and other research and development supplies;
•	costs of tools built for product development purposes;
•	travel expense associated with the research of technical requirements for product development purposes and testing of concepts under consideration;
•	amortization of costs of software used for research and development purposes; and
•	allocated overhead for rent and utilities.

General and administrative expense increased $2.6 million in the six months ended June 30, 2022 as compared to the corresponding period in 2021. General and administrative expense consists primarily of:

•	compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;
•	professional fees, including accounting and corporate legal and defense fees;
•	other corporate expenses including insurance; and
•	allocated overhead for rent and utilities.

We expect that, for the foreseeable future, general and administrative expenses will increase in dollars, as we incur additional costs associated with growing our business, ACM Research operating a public company in the United States and ACM Shanghai operating a public company in the PRC.

Income from operations

	Six Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Income from operations	$10,729	$7,781	37.9%	$2,948

Income from operations increased by $2.9 million for during the six months ended June 30, 2022 as compared to the prior year period, due to increased revenue and gross profit, partly offset by an increase in operating expenses in absolute and as a percentage of total revenue.

Interest income (expense), net, Other Income (expense), net

	Six Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Interest Income	$3,949	$80	(4,836.3)%	$3,869
Interest Expense	(567)	(383)	48.0%	(184)
Interest Income (expense), net	$3,382	$(303)	(1,216.2)%	$3,685

Other income (expense), net	$2,742	$(428)	(740.7)%	$3,170

Interest income (expense), net consists of interest earned on our cash and equivalents and restricted cash accounts, offset by interest expense incurred from outstanding short-term borrowings. We realized $3.4 million of interest income (expense), net in the six months ended June 30, 2022 as compared to ($303,000) of interest income (expense), net in the corresponding period in 2021. The significant change from the year-ago-period resulted from a higher balance of cash and equivalents and time deposits, and higher interest rates on these balances.

Other income, net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above.  We realized $2.7 million of other income (expense) in the three months ended June 30, 2022, as compared to a loss of ($0.4) million in the corresponding period in 2021.  The variance was due primarily to the impact to transactions that resulted from changes in the RMB-to-U.S. dollar exchange rate during the respective periods.

Unrealized loss from trading securities and equity income in net income of affiliates

	Six Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Unrealized gain (loss) on trading securities	$(4,281)	$2,736	(256.5)%	$(7,017)
Equity income in net income of affiliates	$401	$615	(34.8)%	$(214)

We recorded an unrealized loss of $4.3 million for the six months ended June 30, 2022, as compared to an  unrealized gain of $3.8 million for the same period in 2021, based on a change in market value of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 15 to the condensed consolidated financial statements included in this report. Equity income in net income of affiliates increased by $0.2 million for the three months ended June 30, 2022.

Income Tax Benefit (Expense)

The following presents components of income tax benefit (expense) for the indicated periods:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Total income tax benefit (expense)	$(3,668)	$2,755

We recognized a tax expense of $3.7 million for the six months ended June 30, 2022 as compared to a tax benefit of $2.8 million for prior year period.  The increased tax expense in 2022 primarily resulted from the tax effect of increased operating profit generated and an increase in our effective income tax rate.  The increase in our effective income tax rate for the six months ended June 30, 2022 compared to the same period of the prior year was primarily due to a new requirement to capitalize and amortize previously deductible research and experimental expenses resulting from a change in Section 174 made by the TCJA which became effective on January 1, 2022, and a decrease in discrete tax benefits associated with stock-based compensation deductions.  The capitalization of overseas R&D expenses resulted in a significant increase in our global intangible low-taxed income inclusion.  Congress is considering legislation, but legislation has not passed, that would defer the capitalization requirement to later years.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for Chinese income tax purposes due to the treatment of stock-based compensation including the impact from stock option exercises and non-US research expenses. Our two PRC subsidiaries, ACM Shanghai and ACM Research (Wuxi), Inc., are liable for PRC corporate income taxes at the rates of 12.5% and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes at a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016 and 2018, with an effective period of three years.  In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and is entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022 instead of 15%.

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

Net Income Attributable to Non-Controlling Interests

	Six Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Net income attributable to non-controlling interests	$2,855	$1,119	155.1%	$1,736

In 2019 ACM Shanghai sold shares representing 8.3% of its outstanding ACM Shanghai shares, after which ACM Research held the remaining 91.7% of ACM Shanghai’s outstanding shares. In 2021 ACM Shanghai sold a total number shares representing an additional 10% of its outstanding ACM Shanghai shares in its STAR IPO, after which ACM Research held the remaining 82.5% of ACM Shanghai’s outstanding shares. As a result, we reflect, the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.

In the six months ended June 30, 2022, this amount totaled $2.9 million as compared to $1.1 million in the corresponding period in 2021.

Foreign currency translation adjustment

	Six Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Foreign currency translation adjustment	$(37,918)	$1,668	(2,373.3)%	$(39,586)

We recorded a foreign currency translation adjustment of ($37.9) million  for the six months ended June 30, 2022, as compared to $1.7 million for the same period in 2021, based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.  The amount was especially large due to a significant weakening of the RMB versus the U.S. dollar during the period.

Liquidity and Capital Resources

Cash and Cash Equivalents

During the first six months of 2022, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, and borrowings by ACM Shanghai from local financial institutions.  Cash and cash equivalents, short-term time deposits and long-term time deposits declined by $94.3 million for the six-months ended June 30, 2022 primarily due to $61.3 million net cash used by operations, $22.2 million decrease due to the effect of foreign exchange on cash balances, $5.3 million in capital expenditures, and $5.0 million cash used by financing activities.

	June 30, 2022	December 31, 2021
(in thousands)
Cash and cash equivalents and time deposits:
Cash and cash equivalents	$323,716	$562,548
Short-term time deposits	70,030	-
Long-term time deposits	74,500	-
Total	$468,246	$562,548

We believe our existing cash and cash equivalents and short-term and long-term time deposits, our cash flow from operating activities, and bank borrowings by ACM Shanghai will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our anticipated cash needs for the next twelve months do not require receipt of any PRC government subsidies.

Our future working capital needs beyond the next twelve months will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, the timing and magnitude of our capital expenditures, and the timing of investment in our research and development as well as sales and marketing. We believe our existing cash and cash equivalents and short-term and long-term time deposits, our cash flow from operating activities, and bank borrowings by ACM Shanghai will be sufficient to meet our anticipated cash needs within our longer term planning horizon.  To the extent our cash and cash equivalents, cash flow from operating activities and short-term bank borrowings are insufficient to fund our future activities in accordance with our strategic plan, we may determine to raise additional funds through public or private debt or equity financings or additional bank credit arrangements. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is necessary or desirable, we may not be able to obtain bank credit arrangements or to affect an equity or debt financing on terms acceptable to us or at all.

Restrictions under PRC laws and regulations as well as restrictions under ACM Shanghai’s bank loan agreements, may significantly restrict ACM Shanghai’s ability to transfer a portion of ACM Shanghai’s net assets to ACM Research, other subsidiaries of ACM Research and to holders of ACM Research Class A common stock. See “Item 1A. Risk Factors–Regulatory Risks–The PRC’s currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of the PRC, which could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, otherwise fund and conduct our business, or pay dividends on our common stock.” in our Annual Report.

For the six months ended June 30, 2022 and 2021, no transfers, dividends, or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Grant Contract for State-owned Construction Land Use Right in Shanghai City

In 2020 ACM Shanghai, through its wholly-owned subsidiary ACM Shengwei, entered into a Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects), or the Grant Agreement, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, or  the Grantor. ACM Shengwei obtained rights to use approximately 43,000 square meters (10.6 acres) of land in the Lingang Heavy Equipment Industrial Zone of Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone, or the Land Use Right, for  a period of fifty years, commencing on the date of delivery of the land in July 2020, which we refer to as the Delivery Date.

In exchange for its land use rights, ACM Shengwei paid aggregate grant fees of RMB 61.7 million ($9.5 million), or the Grant Fees, and a performance deposit of RMB 12.3 million ($1.9 million), which is equal to 20% of the aggregate grant fees, to secure its achievement of the following performance milestones:

•	the start of construction within 6 months after the Delivery Date (60% of the performance deposit), or Construction Start Milestone;
•	the completion of construction within 30 months after the Delivery Date (20% of the performance deposit), or Construction Completion Milestone; and
•	the start of production within 42 months after the Delivery Date (20% of the performance deposit), or Production Start Milestone.

Upon satisfaction of a milestone, the portion of the performance deposit attributable to that milestone will be repayable to ACM Shengwei within ten business days. If the achievement of any of the above milestones is delayed or abandoned, ACM Shengwei may be subject to additional penalties and may lose its rights to both the use of the granted land and any partially completed facilities on that land.

The status of the performance milestones for the period ending June 30, 2022 is as follows:

•	ACM Shengwei achieved the Construction Start Milestone and 60% of the performance deposit was refunded to ACM Shanghai in 2020.
•
The Construction Completion Milestone is required to be met prior to January 9, 2023. Although this date has not yet been reached, due to COVID-19 related restrictions, ACM Shengwei has experienced delays and does not expect to meet the milestone, and plans to file a request for an extension in December 2022. We cannot guarantee the extension will be met or that ACM Shengwei will be refunded this 20% portion of the performance deposit.

Contractual penalties in the case of a delay of Construction Completion Milestone:

o
If ACM Shengwei fails to complete the construction pursuant to the date agreed under the Grant Agreement or any extended completion date approved by the Grantor, ACM Shengwei shall pay 50% of the deposit for timely completion of construction as liquidated damages;

o
If the ACM Shengwei delays the completion for more than six months beyond the date agreed under the Grant Agreement, or beyond any extended completion date approved by the Grantor, it shall pay the total deposit for timely completion of construction as liquidated damages.

o
If the delay is more than one year, the Grantor is entitled to terminate the Grant Agreement and take back the Land Use Right. In such case, the Grantor shall refund the Grant Fees for the remaining land use term after deducting the deposit agreed under the Grant Agreement and refund the deposit for timely commencement of production and relevant bank interests in full to ACM Shengwei.

•
The Production Start Milestone is required to be met prior to January 9, 2024.  Although this date has not yet been reached, ACM Shengwei plans to also file a request for an extension of this milestone due to COVID-related delays. We cannot guarantee the extension will be met or that ACM Shengwei will be refunded this 20% portion of the performance deposit.

Contractual penalties in the case of a delay of Production Start Milestone:

o
If ACM Shengwei fails to commence production pursuant to the date agreed under the Grant Agreement or any extended commencement date approved by the Grantor, ACM Shengwei shall pay the total deposits for timely commencement of production as liquidated damages;

o
If ACM Shengwei fails to commence production pursuant to the extended commencement of production date, the Grantor is entitled to terminate the Grant Agreement and take back the Land Use Right. In such case, the Grantor shall refund the Grant Fees for the remaining land use term after deducting the deposit agreed under the Grant Agreement to ACM Shengwei.

In addition to the milestones, covenants in the Grant Agreement require that, among other things, ACM Shengwei will be required to pay liquidated damages in the event that:

(a) it does not make a total investment  (including the costs of construction, fixtures, equipment and grant fees) of at least RMB 450.0 million ($63.4 million). ACM Shengwei shall pay the liquidated damages equal to the same proportion of the Grant Fees as the proportion of the actual shortfall amount of investment in the total agreed investment amount or the investment intensity.

(b) within six years  after the Delivery Date, or prior to July 9, 2026, it does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to the PRC at least RMB 157.6 million ($22.2 million) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.

If the total tax revenue of the project tax fails to reach but is no less than 80% of the standard agreed under the Grant Agreement, ACM Shengwei shall pay 20% of the actual shortfall amount of the tax revenue as liquidated damages. If the total tax revenue of the project fails to reach 80% of the standard agreed under the Grant Agreement within 1 month after the agreed date of reaching target production, the Grantor is entitled to terminate this Contract, take back the Land Use Right, and shall refund the Grant Fees for the remaining Land Use Term to ACM Shengwei.

If the Grant Agreement is terminated because of breach of any terms above, the Grantor shall take back the buildings, fixtures and auxiliary facilities on the land area and provide ACM Shengwei with corresponding compensation according to the residual value of the buildings, fixtures and auxiliary facilities when they are taken back. The total of buildings and construction in progress related to ACM Shengwei amounted to $7.9 million and $5.6 million at June 30, 2022 and December 31, 2021, respectively.

Loan and Mortgage Contract for Lingang, Shanghai Housing Units

In connection with its financing the purchase of housing units in Lingang, Shanghai, or the Property, in November 2020 ACM Shengwei entered into a Loan and Mortgage Contract, or the Loan Agreement, with China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch, or the Lender, pursuant to which the ACM Shengwei obtained a loan in the aggregate amount of $19.6 million. The loan under the Loan Agreement is secured by a pledge of the Property, which ACM Shangwei’s subsidiary received ownership of in January 2022, and is guaranteed by ACM Shanghai. Under the Loan Agreement, ACM Shengwei must deliver the right certificate of the Property within sixty days of the execution of the Loan Agreement or the Lender has the right to, among other things, declare a breach of contract and enforce its remedies under the Loan Agreement, which remedies include the ability to declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. As of the date of this report, ACM Shengwei and its developer have been unable to obtain the required right certificate of the Property due to administrative difficulties related to the COVID 19 pandemic and, as a result, the procedures of the formal pledge registration by the Lender have not been completed. The Lender delivered a letter to ACM Shengwei on July 27, 2022 confirming that it is aware of the cause of the delay in ACM Shengwei’s delivery of the right certificate of the Property and as of the date of this report has not taken any action to date as a result of the delay. The Lender could, however, assert  at any time that the delay is a breach of contract and, among other remedies, could seek to declare the amounts owing under the Loan Agreement to be due and payable. The Shanghai Lingang Industrial Zone Public Rental Housing Construction and Operation Management Co., Ltd., or the Developer, delivered a letter to ACM Shengwei on August 4, 2022, citing a force majeure delay due to the COVID-19-related restrictions in Shanghai for the delay of the initial registration of the housing ownership, and that it expects to complete the initial registration of housing ownership by the end of August 2022. See “Risks Related to International Aspects of Our Business—As the result of administrative delays in the PRC related to the COVID-19 pandemic, ACM Research’s indirect subsidiary ACM Shengwei has not been able to obtain the right certificate of property in Lingang, Shanghai as required by its Loan and Mortgage Contract, and our liquidity, financial position and business would be adversely affected if the lender bank were to assert successfully that the failure to obtain the right certificate is a breach of the Loan and Mortgage Contract” in Item 1A. Risk Factors” of Part II of this report.

Sources of Funds

Equity and Equity-related Securities. During the six months ended June 30, 2022, we received proceeds of $0.8 million from sales of ACM Research Class A common stock pursuant to option exercises.

Short-Term and Long-Term Loan Facilities. During the six months ended June 30, 2022, ACM Shanghai paid $5 million to reduce the balance outstanding of our short-term and long-term borrowings.  ACM Shanghai, together with its subsidiaries, has short-term and long-term borrowings with five banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at June 30, 2022
				(in thousands)
Bank of Shanghai Pudong Branch	June 2021	June 2022		RMB100,000	-
				$14,900	-
China Everbright Bank	July 2021	October 2022	1.95%	RMB150,000	RMB22,875
				$22,350	$3,408
Bank of Communications	July 2021	October 2022	3.85%	RMB60,000	RMB10,000
				$8,940	$1,490
China Merchants Bank	October 2021	October 2022		RMB100,000	-
				$14,900	-
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	4.65%	RMB128,500	RMB111,909
				$19,147	$16,675
Bank of China	June 2021	Repayable by installments and the last installments repayable in June 2024	2.60%	RMB10,000	RMB9,000
				$1,490	$1,341
Bank of China	September, 2021	Repayable by installments and the last installments repayable in September 2021	2.60%	RMB35,000	RMB33,250
				$5,215	$4,954
				$86,942	$27,868

(1)
Converted from RMB to dollars as of June 30, 2022. All of the amounts owing under the line of credit with Bank of Shanghai Pudong Branch are guaranteed CleanChip Technologies LTD, a wholly-owned subsidiary of ACM Shanghai. The loan from China Merchants Bank is secured by a pledge of  the property of ACM Shengwei and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”

Government Research and Development Grants. As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received no cash payments related to such grants in the first six months of 2022, as compared to cash receipts of $0.6 million in the same period of 2021. Not all grant amounts are received in the year in which a grant is awarded. Because of the nature and terms of the grants, the amounts and timing of payments under the grants are difficult to predict and vary from period to period. In addition, we expect to apply for additional grants when available in the future, but the grant application process can extend for a significant period of time and we cannot predict whether, or when, we will determine to apply for any such grants.

Advances from Customers.  During the six-months ended June 30, 2022, advances from customers increased $41.6 million, due to an increase of payments made by customers for first tools under evaluation, and an increase in pre-payments made by customers prior to delivery of repeat tools.

Working Capital. The following table sets forth selected working capital information:

June 30, 2022
(in thousands)
Cash and cash equivalents	$323,716
Accounts receivable, less allowance for doubtful amounts	154,627
Inventory	288,080
Working capital	$766,423

Our cash and cash equivalents at June 30, 2022 were unrestricted and held for working capital purposes. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. We currently intend for ACM Shanghai to retain all available funds any future earnings for use in the operation of its business and do not anticipate its paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Uses of Funds

Cash Flow from Operating Activities. Our operations used cash flow of $61.3 million in the first six months of 2022. Our cash flow from operating activities is influenced by (a) the level of net income, (b) the amount of cash we invest in personnel and technology development to support anticipated future growth in our business, (c) increases in the number of customers using our products, and (d) the amount and timing of payments by customers.

Capital Expenditures. We incurred $5.3 million in capital expenditures during the first six months of 2022, versus $2.4 million capital expenditures in the same period of 2021. Capital expenditures in the six months ended June 30, 2022 were incurred principally for the addition of production capacity and general maintenance and improvements to our global facilities.

Effect of exchange rate fluctuations on cash and cash equivalents. The value of our cash, and cash equivalents declined $22.2 million during the first six months of 2022 versus an increase of $0.3 million in the same period of 2021.  The impact of fluctuations of the RMB to  U.S. dollar currency exchange rate on a significant balance of these items held in RMB-denominated accounts (Note 2) contributed to change.

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

●	We define “free cash flow” as net cash provided by operating activities less purchases of property and equipment (net of proceeds from disposals).
●	We define “adjusted operating income (loss)” as our income (loss) from operations excluding stock-based compensation.

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

Shipments

We consider shipments a key operating metric as it reflects the total value of products delivered to customers and prospective customers by our productive assets.

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

Shipments in the three and six months ended June 30, 2022 totaled $112 million and $179 million, as compared to $82 million and $156 million for the same periods in 2021.  Repeat tool shipments in the three and six-months ended June 30, 2022 totaled $67 million and $97 million, as compared to $49 million and $87 million for the same periods in 2021.  First tool shipments in the three- and six-months ended June 30, 2022 totaled $45 million and $82 million, as compared to $34 million and $69 million for the same periods in 2021.

The dollar amount attributed to a “first tool” shipment is equal to the consideration we expect to receive if any and all contractual requirements are satisfied and the customer accepts the tool, or if the customer subsequently determines in its discretion to purchase the tool. There are a number of limitations related to the use of shipments in evaluating our business, including that customers have significant, or in some cases total, discretion in determining whether to accept or purchase our tools after evaluation and their decision not to accept or purchase delivered tools is likely to result in our inability to recognize revenue from the delivered tools.  “First tool” shipments reflect the value of incremental new products under evaluation delivered to our customers or prospective customers for a given period and is used as an internal key metric to reflect future potential revenue opportunity.  The cumulative cost of “first tool” shipments under evaluation at customers which have not been accepted by the customer is carried at cost and reflected in finished goods inventory (see note 5 to the condensed consolidated financial statements included in this report).  “First tool” shipments exclude deliveries to customers for which ACM does not have a basis to expect future revenue.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Six Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Adjusted EBITDA Data:
Net Income	$9,305	$13,156	(29.3)%	$(3,851)
Interest expense (income), net	(3,382)	303	(1,216.2)%	(3,685)
Income tax benefit	3,668	(2,755)	(233.1)%	6,423
Depreciation and amortization	2,555	1,031	147.8%	1,524
Stock based compensation	3,343	2,545	31.4%	798
Unrealized (gain) loss on trading securities	4,281	(2,736)	(256.5)%	7,017
Adjusted EBITDA	$19,770	$11,544	71.3%	$8,226

The $8.2 million increase in adjusted EBITDA for the six months ended June 30, 2022 as compared to the same period in 2021 reflected a $3.9 million decrease in net income,  a $7.0 million increase in unrealized (gain) loss on trading securities, a $1.5 million increase in depreciation and amortization, and a $0.8 million increase in stock-based compensation, partly offset by a $3.4 million impact from an increase in interest income, net, and a $6.4 million  impact from a change in income tax benefit (expense)

We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to PRC governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our PRC grants, please see “—Key Components of Results of Operations—PRC Government Research and Development Funding.”

Free Cash Flow

The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Six Months Ended June 30,
	2022	2021	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Free Cash Flow Data:
Net cash provided by (used in) operating activities	$(61,297)	$241	(25,534.4)%	$(61,538)
Purchase property and equipment	(5,256)	(2,353)	123.4%	(2,903)
Free cash flow	$(66,553)	$(2,112)	3,051.2%	$(64,441)

The $64.4 million decrease in free cash flow for the six months ended June 30, 2022 as compared to the same period in 2021 reflected the factors driving net cash provided by operating activities, including increases in advances from customers, accounts payable, other payables and accrued expenses and net income, partly offset by increases in inventory, accounts receivables, and other liabilities. These were partly offset by an increase of purchases of property and equipment and intangible assets. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.

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

	Six Months Ended June 30,
	2022			2021
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$146,581	$-	$146,581	$97,596	$-	$97,596
Cost of revenue	(82,738)	(253)	(82,485)	(57,871)	(181)	(57,690)
Gross profit	63,843	(253)	64,096	39,725	(181)	39,906
Operating expenses:
Sales and marketing	(14,361)	(928)	(13,433)	(11,097)	(983)	(10,114)
Research and development	(28,713)	(1,067)	(27,646)	(13,437)	(508)	(12,929)
General and administrative	(10,040)	(1,095)	(8,945)	(7,410)	(873)	(6,537)
Income (loss) from operations	10,729	(3,343)	14,072	7,781	(2,545)	10,326

Adjusted operating income for the six months ended June 30, 2022 increased by $3.7 million, as compared with the same period in 2021, due to a $2.9 million increase in income from operations, offset by a $0.8 million increase in stock-based compensation expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report . There have been no material changes in the first six months of 2022 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of June 30, 2022. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The effectiveness of the disclosure controls and procedures is also necessarily limited by the staff and other resources available to management and the geographic diversity of our company’s operations. As a result of the COVID-19 pandemic, beginning in 2020 we have faced additional challenges in operating and monitoring our disclosure controls and procedures as a result of employees working remotely and management travel being limited. In addition, we face potential heightened cybersecurity risks as our level of dependence on our IT networks and related systems increases, stemming from employees working remotely, and the number of malware campaigns and phishing attacks preying on the uncertainties surrounding COVID‑19 increases.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting and Remediation Efforts

There were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

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

Item 1 A.	Risk Factors

Except as set forth below, there were no material changes to the risk factors discussed in Item 1A, “Risk Factors” of Part I in our Annual Report and in Item1A, “Risk Factors” of Part II in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

Risks Related to International Aspects of Our Business

If any PRC central government authority were to determine that existing PRC laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing PRC laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock.

PRC central government authorities have taken steps to preclude, or significantly discourage, certain PRC companies from listing on U.S. and other exchanges outside the PRC. Investments activities in the PRC by non-PRC investors are principally governed by the Encouraged Industries Catalog for Foreign Investment (2020 version) and the Special Administrative Measures for Foreign Investment Access (Negative List 2021), both of which were promulgated by the PRC’s Ministry of Commerce, or MOFCOM, and National Development and Reform Commission. These regulations set forth the industries in which foreign investments are encouraged, restricted and prohibited. Industries  that are not listed in any of these three categories are generally open to foreign investment unless otherwise specifically restricted by other PRC rules and regulations. We believe that our  operations do not fall within any industry that is restricted or prohibited under these regulations and that the regulations therefore do not apply to us.

PRC-based companies that seek to list their shares in the United States but are subject to PRC restrictions on investments by non-PRC investors sometimes use a special purpose vehicle known as a variable interest entity, or VIE, created in an off-shore jurisdiction such as the Cayman Islands. In these structures, a VIE enters into a series of contractual arrangements with the PRC-based operating company and its PRC-based shareholders that afford those shareholders, rather than the shareholders of the VIE, effective control over the finances and operations of the operating company. The VIE, effectively a shell company, issues shares that are listed for trading on a U.S. exchange, but the enterprise is controlled by the legacy PRC-based shareholders and is subject to PRC laws and regulations. ACM Research is not a VIE or other special purpose, or shell, company, and its relationship with ACM Shanghai does not involve the types of contractual arrangements existing between a VIE and a PRC-based operating company. ACM Research is a Delaware corporation founded in California in 1998 that formed ACM Shanghai to conduct business operations in the PRC. ACM Research controls the operations of ACM Shanghai through its direct ownership of ACM Shanghai shares, and it also conducts sales and marketing activities focused on sales of ACM Shanghai products in North America, Europe and certain regions in Asia outside mainland China.

We do not believe that our corporate structure or any other matters relating to our business operations currently require that ACM Shanghai obtain any permissions or approvals from the China Securities Regulatory Commission, or CSRC, or any other PRC central government authority in connection with ACM’s listing, or offering for sale in the future, shares of Class A common stock in the United States. We, including ACM Shanghai, therefore have never solicited any permission or approval from any PRC central government authority in connection with ACM Research’s seeking and maintaining the listing of Class A common stock in the United States. In the event that either the CSRC or another PRC central government authority were to determine that existing PRC laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue ACM Research’s listing of Class A common stock in the United States or if those existing PRC laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai could be unable to obtain any such permission or approval or could be able to obtain such permission or approval only on terms and conditions that impose material new operating or other restrictions and limitations on ACM Shanghai. In such circumstances,  it would materially and adversely affect the value of Class A common stock. In addition, ACM Shanghai could face sanctions by the CSRC or other PRC central government authorities or pressure from the PRC government in various business matters for failure to obtain such permission or approval. Such potential sanctions or pressure may include fines and penalties on ACM Shanghai’s operations in the PRC, limitations on its operating privileges in the PRC, delays in or restrictions on the transfer of proceeds from a public offering of ACM Research securities in the United States to ACM Shanghai, restrictions on or prohibition of the payments or remittance of dividends by ACM Shanghai to ACM Research, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of ACM Research Class A common stock.

PRC central government authorities may intervene in, or influence, ACM Shanghai’s PRC-based operations at any time, and those authorities’ rules and regulations in the PRC can change quickly with little or no advance notice.

The business of ACM Shanghai is subject to complex laws and regulations in the PRC that can change quickly with little or no advance notice. To date, beyond the COVID-19-related restrictions in 2022, we have not experienced such intervention or influence by PRC central government authorities or a change in those authorities’ rules and regulations that have had a material impact of ACM Shanghai or ACM Research. We cannot assure you, however, that future changes in PRC laws and regulations will not materially and adversely affect our PRC-based operations. For example:

•
Intellectual Property. Our commercial success depends in part on our ability to obtain and maintain patent and trade secret protection for our intellectual property, including our SAPS, TEBO, Tahoe, ECP, furnace and other technologies and the design of our Ultra C equipment. See “Risks Related to Our Intellectual Property and Data Security—Our success depends on our ability to protect our intellectual property, including our SAPS, TEBO, Tahoe, ECP, furnace and other technologies.” in Item 1A, “Risk Factors” of Part I of our Annual Report. The significant majority of our intellectual property has been developed in the PRC and is owned by ACM Shanghai. Implementation and enforcement of intellectual property-related laws in the PRC has historically been lacking due primarily to ambiguities in PRC intellectual property law. See “Risks Related to Our Intellectual Property and Data Security—We may not be able to protect our intellectual property rights throughout the world, including the PRC, which could materially, negatively affect our business.” in Item 1A, “Risk Factors” of Part I of our Annual Report. In the event PRC central government authorities were to significantly revise or revamp the current scope and structure of intellectual property protection in the PRC, our ability to protect and enforce our intellectual property rights for our key proprietary technologies may be adversely impacted and competitors may be able to match our technologies and tools in order to compete with us.

•
Title Defect in Leased Premises. We conduct research and development, service support operations, and a portion of our manufacturing at ACM Shanghai’s headquarters located in the Zhangjiang Hi Tech Park in Shanghai, which ACM Shanghai leases from Zhangjiang Group. Zhangjiang Group has not obtained a certificate of property title for the premises, although it has represented to ACM Shanghai that it has the right to rent the premises to ACM Shanghai. If any adjustment in local regional overall planning of Shanghai, or any other reason, results in the demolition of such premises, the premises could not continue to be leased to ACM Shanghai and the day-to-day production and operation of ACM Shanghai would be materially and adversely affected. See Item 2, “Properties” of Part I of our Annual Report.

•
COVID-19 Pandemic. We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by COVID-19 and related restrictions on transportation and public appearances, including implementation by PRC government authorities of “spot” and full-city quarantines in the city of Shanghai, where substantially all of our operations are located. Furthermore, a number of our key customers have substantial operations based in operations areas of the PRC, including in the City of Shanghai, which required us to defer, in the first quarter of 2022, shipments of finished products to those customers. Protective measures taken by PRC government authorities in upcoming months could result in closures or reductions of PRC operations or production, whether of ACM Shanghai or of some of its key customers, or other business interruptions, any of which could materially adversely affect our operations. See “Substantially all of our operations, as well as significant operations of a number of our key customers, are located in areas of the PRC impacted by the COVID‑19 pandemic, and our operations have been, and may continue to be, adversely affected by the effects of PRC restrictions imposed as the result of COVID‑19.” in Item 1A, “Risk Factors” of Part II of this report.

•
Data Security. The Standing Committee of the National People’s Congress, or the Standing Committee, has promulgated the Cyber Security Law, which imposes requirements on entities who build and operate the PRC’s internet architecture or provide services in the PRC over the internet, and the Data Security Law, which imposes data security and privacy obligations on entities and individuals carrying out data activities. The Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information. ACM Shanghai is not subject to the existing restrictions imposed by the Cyber Security Law or the Data Security Law, in part because its business operations do not involve the collection, processing or use of data or information involving personal privacy or private information of customers. In addition, ACM Shanghai is subject to oversight by the Cyberspace Administration of China, or the CAC, regarding data security. ACM Shanghai does not collect or maintain personal information except for routine personal information necessary to process payroll payments and other benefits and emergency contact information, and as a result, ACM Shanghai is not currently subject to significant restrictions or limitations in addressing and managing data security issues and complying with CAC regulations. To date, ACM Shanghai has not been involved in any investigations on cybersecurity review initiated by the CAC or any related PRC central government authority and has not received any inquiry, notice, warning, or sanction in such respect. Cybersecurity is increasingly a focus of the PRC central government, however, and the CAC or other PRC central government authorities could require ACM Shanghai to comply with additional, and more restrictive, PRC cybersecurity regulations, which could cause ACM Shanghai to make changes to its operations that could materially harm our business, financial condition, results of operations, reputation and prospects.

•
Anti-Monopoly. A number of PRC laws and regulations have established procedures and requirements that could make merger and acquisition activities in China by foreign investors more time consuming and complex. These laws and regulations, which include the Anti-Monopoly Law and the Rules of the Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, impose requirements that in some instances that MOFCOM be notified in advance of, for example, any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. In addition, such Rules specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by MOFCOM. In February 2021 the Anti-Monopoly Committee of the State Council published the Anti-Monopoly Guidelines for the Internet Platform Economy Sector, which stipulate that any concentration of undertakings involving VIEs is subject to anti-monopoly review. Those Guidelines provide more stringent rules for Internet platform operators, including regulations on the use of data and algorithms, technology and platform to commit abusive acts. The Measures for the Security Review for Foreign Investment, which was promulgated jointly by National Development and Reform Commission and MOFCOM effective January 18, 2021, and the Standing Committee on Amending the Anti-Monopoly Law of the People’s Republic of China, which was promulgated by the Standing Committee effective August 1, 2022, delineated provisions concerning the security review procedures on foreign investment, including the types of investments subject to review and the scopes and procedures of the review. ACM Shanghai does not have the concentration of business operators stipulated in the Anti-Monopoly Law, and our operations and activities to date have not otherwise subjected us to restrictive provisions or limitations set forth inapplicable PRC laws and regulations govern merger and acquisition activities. Among other things, ACM Shanghai’s business operations do not constitute identified “national defense and security” concerns associated with the arms industry, any industry ancillary to the arms industry, or any other field related to national defense security. We cannot assure you, however, that future changes in PRC laws and regulations governing mergers and acquisitions, including activities in the PRC by foreign investors, will not extend or otherwise modify existing requirements, which could materially and adversely affect our PRC-based operations or our ability to expand by investments or acquisitions.

•
Permits. In the ordinary course of business, ACM Shanghai has obtained all of the permits and licenses it believes are necessary for it to operate in the PRC. ACM Shanghai may be adversely affected, however, by the complexity, uncertainties and changes in PRC laws and regulations applicable to, or otherwise affecting, the semiconductor equipment industry and related businesses, and any lack of requisite approvals, licenses or permits applicable to ACM Shanghai’s business may have a material adverse effect on its business and results of operations.

•
Trade Policies. Since 2018, general trade tensions between the United States and the PRC have escalated. See “Regulatory Risks —Changes in government trade policies could limit the demand for our tools and increase the cost of our tools.” in Item 1A, “Risk Factors” of Part I of our Annual Report. The imposition of tariffs by the U.S. and PRC governments and the surrounding economic uncertainty may negatively impact the semiconductor industry, including reducing the demand of fabricators for capital equipment such as our tools. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit the ability of our customers to manufacture or sell semiconductors or to make the manufacture or sale of semiconductors more expensive and less profitable, which could lead those customers to fabricate fewer semiconductors and to invest less in capital equipment such as our tools. In addition, if the PRC were to impose additional tariffs on raw materials, subsystems or other supplies that we source from the United States, our cost for those supplies would increase. As a result of any of the foregoing events, the imposition or new or additional tariffs may limit our ability to manufacture tools, increase our selling and/or manufacturing costs, decrease margins, or inhibit our ability to sell tools or to purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial conditions.

Moreover, by imposing industrial policies and other economic measures, such as control of foreign exchange, taxation and foreign investment, the PRC central government exerts considerable direct and indirect influence on the development of the PRC economy. Other political, economic and social factors may also lead to further legal and regulatory changes and reforms, which may adversely effect our operations and business development.

The PRC central government may determine to exert additional control over offerings conducted overseas or foreign investment in PRC-based issuers, which could result in a material change in operations of ACM Shanghai  and the value of ACM Research Class A common stock.

The PRC central government may determine to exert additional control over securities offerings conducted overseas and/or foreign investment in PRC-based issuers, which could result in a material adverse change in  operations of ACM Shanghai and the cause the value of ACM Research Class A common stock to significantly decline. See also “—If any PRC central government authority were to determine that existing PRC laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing PRC laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock.” above.

It may be difficult for overseas regulators to conduct investigations or collect evidence within the PRC.

Stockholder claims or regulatory investigations that are common in the United States generally are difficult to pursue as a matter of law or practicality in the PRC. For example, in the PRC, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside of the PRC. Although the authorities in the PRC may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within the PRC may further increase difficulties faced by you in protecting your interests.

Because certain of our assets are located outside of the United States and certain of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on the U.S. federal securities laws against such assets or officers and directors or to enforce a judgment of a United States court against assets or officers and directors in the PRC.

While ACM Research is a Delaware corporation, certain of our officers and directors are nonresidents of the United States, and certain of our assets are located in the PRC, and the operations of ACM Shanghai are conducted in the PRC. It may, therefore, not be possible to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against them or any of our assets that are located overseas. Moreover, there is doubt whether courts in the PRC would enforce (a) judgments of United States courts against ACM Shanghai, our directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or (b) in original actions brought in the PRC, liabilities against us or any nonresidents based upon the securities laws of the United States or any state.

Risks Related to the COVID–19 Pandemic

Substantially all of our operations, as well as significant operations of a number of our key customers, are located in areas of the PRC impacted by the COVID‑19 pandemic, and our operations have been, and may continue to be, adversely affected by the effects of PRC restrictions imposed as the result of COVID‑19.

We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by COVID-19 and related restrictions on transportation and public appearances. In March 2022 several regions in China began to experience elevated levels of COVID-19 infections, and the PRC government instituted policies to restrict the spread of the virus. The policies began with an increase of “spot quarantines,” under which a positive polymerase chain reaction, or PCR, or other tests would result in the quarantining of individual buildings, groups of buildings, or even full neighborhoods. The policies were later expanded to full-city restrictions, including in the City of Shanghai, where substantially all of our operations are located. COVID-19 related restrictions in Shanghai began to limit employee access to, and logistics activities of, our offices and production facilities in the Pudong district of Shanghai during in the first quarter of 2022, and therefore limited our ability to ship finished products to customers and to produce new products. Spot quarantines in mid-March 2022 began to impact a number of our employees and led to a closure of our administrative and R&D offices in Zhangjiang in the Pudong district. A subsequent restriction that encompassed the entire Pudong region of Shanghai was imposed in late March 2022 and impacted the operation of our Chuansha production facility.

Furthermore, a number of our key customers have substantial operations based in operations areas of the PRC, including in the City of Shanghai, subject to the full-city restrictions, which have been limiting the operations of those customers since the first quarter of 2022, including inhibiting their ability to receive, implement, operate and evaluate new tools for their manufacturing facilities. As a result, in some cases, we have been required to defer shipments of finished products to these customers because of operational and logistics limitations affecting our customers rather than, or in addition to, us.

We anticipate that the effects of the PRC restrictions may continue for several months, with a gradual return of PRC operations and global logistics as Shanghai and other areas in the PRC begin to reopen. We cannot assure that closures or reductions of PRC operations or production, whether of our company or of some of our key customers, will not be extended or re-introduced in the second half of 2022 as the result of business interruptions arising from protective measures being taken by the PRC and other governmental agencies or of other consequences of COVID-19, which would continue to affect our operations adversely.

As the result of administrative delays in the PRC related to the COVID-19 pandemic, ACM Research’s indirect subsidiary ACM Shengwei has not been able to obtain the right certificate of property in Lingang, Shanghai as required by its Loan and Mortgage Contract, and our liquidity, financial position and business would be adversely affected if the lender bank were to assert successfully that the failure to obtain the right certificate is a breach of the Loan and Mortgage Contract.

In connection with its financing of the purchase of housing units in Lingang, Shanghai, or the Property, in November 2020 ACM Shengwei, a direct subsidiary of ACM Shanghai and indirect subsidiary of ACM Research, entered into a Loan and Mortgage Contract, or the Loan Agreement, with China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch, or the Lender, pursuant to which the ACM Shengwei obtained a loan in the aggregate amount of $19.6 million. The loan under the Loan Agreement is secured by a pledge of the Property, which ACM Shangwei’s subsidiary received ownership of in January 2022, and guaranteed by ACM Shanghai. Under the Loan Agreement, ACM Shengwei must deliver the right certificate of the Property within sixty days of the execution of the Loan Agreement or the Lender has the right to, among other things, declare a breach of contract and enforce its remedies under the Loan Agreement, which remedies include the ability to declare any borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. As of the date of this report, ACM Shengwei and its developer have been unable to obtain the required right certificate of the Property due to administrative difficulties related to the COVID‑19 pandemic and, as a result, the procedures of the formal pledge registration by the Lender have not been completed. The Lender has acknowledged that it is aware of the cause of the delay in ACM Shengwei’s delivery of the right certificate of the Property and has not taken any action to date as a result of the delay, but the Lender could at any time assert that the delay is a breach of contract and, among other remedies, could seek to declare the amounts owing under the Loan Agreement to be due and payable. Any such assertion would require that we incur legal fees and spend management time in responding and could result in uncertainties with respect to ownership and management of the Property. Moreover, if we were to be unsuccessful in defending against such assertion and the amounts outstanding under the Loan Agreement were to be accelerated, ACM Shengwei, and ACM Shanghai as guarantor, may not have sufficient cash or be able to obtain refinancing, or may need to divert funds from other planned projects and uses, in order to repay the amounts due, which would harm our liquidity, financial position and business.

As the result of COVID-19 related restrictions in Shanghai,ACM Research’s indirect subsidiary ACM Shengwei may be unable to achieve certain performance milestones required by its Grant Contract for State-owned Construction Land Use Right in Shanghai City, and our liquidity, financial position and business would be adversely affected if ACM Shengwei is subject to penalties or loses its rights to the use of the granted land and any partially completed facilities on the land.

In 2020 ACM Shanghai, through its wholly-owned subsidiary ACM Shengwei, entered into a Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects), or the Grant Agreement, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, or the Grantor in connection with ACM Shengwei’s obtaining of rights to use approximately 43,000 square meters (10.6 acres) of land in the Lingang Heavy Equipment Industrial Zone of Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone, or the Land Use Right, for a period of fifty years, commencing on the date of delivery of the land in July 2020, or the Delivery Date.

In connection with the land use rights, ACM Shengwei paid a performance deposit of RMB 12.3 million ($1.9 million) to secure its achievement of certain milestones, consisting of: (a) the start of construction within 6 months after the Delivery Date (60% of the performance deposit); (b) the completion of construction within 30 months after the Delivery Date (20% of the performance deposit), or Construction Completion Milestone; and (c) the start of production within 42 months after the Delivery Date (20% of the performance deposit), or Production Start Milestone. If the achievement the Construction Completion Milestone or the Production Start Milestone is delayed or abandoned, ACM Shengwei may be subject to penalties and may lose its rights to both the use of the granted land and any partially completed facilities on that land.

As a result of COVID-19 related restrictions, ACM Shengwei has experienced delays and does not expect to timely meet the Construction Completion Milestone and intends to file an extension request with respect to both the Consturction Completion Milestone and the Production Start Milestone. There is no guarantee that an extension will be granted, and if granted, that ACM Shengwei will be able to meet any subsequently agreed to timeline, in which the portion of the performance deposit related to achieving the Construction Completion Milestone or the performance deposit related to achieving the Production Start Milestone may be subject to forfeiture. Additionally, if achievement of the Construction Completion Milestone is delayed is more than one year, the Grantor is entitled to terminate the Grant Agreement and take back the Land Use Right, in exchange for a refund of the grant fees for the remaining land use term after deducting the deposit agreed under the Grant Agreement and refund the deposit related to the Production Start Milestone. We cannot guarantee that the refund of the fees will reflect fair market value of the Land Use Right or that they would cover the expended costs of ACM Shengwei with respect to the Grant Agreement and the Land Use Right. Moreover, loss of the deposit, or more significantly, the Land Use Right could significantly negatively impact our liquidity, financial position and business.

The exacerbation or further continuation of currently challenging global systemic economic and financial conditions could adversely affect our business, results of operations and financial condition.

Any prolonged slowdown in the PRC, United States or global economy may have a negative impact on our business, results of operations and financial condition. Market reactions to the global outbreak of COVID-19 have negatively affected the world’s financial markets since March 2020, and a continuation of those reactions may cause a potential slowdowns of the local, regional and global economy. Financial and other markets in the United States and worldwide have experienced significant volatility reflecting uncertainty over, among other things, (a) the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and the PRC, (b) unrest in Ukraine, the Middle East and Africa, and (c) the rising level of inflation in major industrial countries, including the United States, and worries that efforts to curb inflation may result in an economic recession. General inflation, including rising energy prices, interest rates and wages, could adversely impact our business by increasing our operating and borrowing costs as well as limiting the amount of capital available for customers to purchase our products. This economic turmoil has had, and could continue to have, a number of repercussions on our business, including significant decreases in orders from our customers, business slowdowns or cessations at key suppliers resulting in delays in our product deliveries, increased raw material prices leading to increased production costs that we may not be able to pass onto customers, and business challenges at customers resulting in the inability to obtain credit to finance purchases of our products or even insolvency, and counterparty failures negatively impacting our operations and sales. Any systemic economic or financial crisis could cause revenues for the semiconductor industry as a whole to decline dramatically, which could materially and adversely affect our results of operations.

We rely on third parties to manufacture and transport significant portions of our tools and our failure to manage our relationships with these parties could harm our relationships with our customers, increase our costs, decrease our sales and limit our growth.

Our tools are complex and require components and subassemblies having a high degree of reliability, accuracy and performance. We rely on third parties to manufacture and deliver most of the subassemblies and supply most of the components used in our tools. Accordingly, we cannot directly control our delivery schedules and quality assurance. This reliance on third parties could result in shortages or quality assurance problems. In addition, supply chain constraints have intensified due to a variety of factors, including the ongoing COVID-19 pandemic and the June 2022 truck driver strike in South Korea, where certain of our operations and customers are located. See also “Item 1A. Risk Factors–Risks Related to the COVID-19 Outbreak–Our global supply chain may be materially adversely impacted due to the COVID‑19 pandemic” included in our Annual Report. These issues and our ability to manage increased demand could delay shipments of our tools, increase our testing or production costs or lead to costly failure claims.

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

Our supply chain may be materially adversely impacted due to global events, including continuing COVID‑19 outbreaks, transportation delays and the armed conflict in Ukraine.

We rely upon the facilities of our global suppliers with operations in the PRC, Japan, Taiwan and the United States to support our business. We source the substantial majority of our components from Asia, and as a result, our supply chain can be adversely affected by a variety of global events, including COVID-19 restrictions (see “Item 1A. Risk Factors–Risks Related to the COVID-19 Pandemic–Substantially all of our operations, as well as significant operations of a number of our key customers, are located in areas of the PRC impacted by the COVID 19 pandemic, and our operations have been, and may continue to be, adversely affected by the effects of PRC restrictions imposed as the result of COVID 19”), transportation delays, including those related to the June 2022 truck driver strike in South Korea resulting from escalated fuel prices, and the armed conflict in Ukraine. As a result of these types of global events and resulting governmental and business reactions, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, labor issues and transportation demands that may cause further delays. Supply chain constraints have intensified due to COVID-19 and may further intensify due to other global events, contributing to existing global shortages coupled with increased demand in the supply of semiconductors. The unavailability of any component or supplier could result in production delays, underutilized facilities, and loss of access to critical raw materials and parts for producing and supporting our tools, and could impact our ongoing capacity expansion and our ability to fulfill our product delivery obligations.  If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. These types of disruptions and governmental restrictions may also result in the inability of our customers to obtain materials necessary for their full production, which could also result in reduced demand for our products. While disruptions and governmental restrictions, as well as related general limitations on movement around the world, are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of components and materials that are essential to the operation of our business. Moreover, our customers source a range of production equipment, supplies and services from other suppliers with operations around the world, and any reduction in supply capacity at those customers’ factories may reduce or even halt those customers’ production and result in a decrease in the demand for our products.

Regulatory Risks

Our ability to sell our tools to Chinese customers may be restricted by regulatory actions.

The Bureau of Industry and Security of the U.S. Department of Commerce, or BIS, recently has imposed and may continue to impose additional restrictions, including licensing requirements, under the Export Administration Regulations, or EAR, with respect to certain PRC companies that impact the supply of U.S. products and certain non‑U.S. products incorporating U.S. content, or that are manufactured using certain U.S. technology or software, to such companies and the sourcing of U.S. items by non-U.S. companies for use in manufacturing products for such companies.  For example, BIS has added a number of PRC entities to the Entity List under the EAR which means that any items subject to the EAR, including certain non-U.S. produced products with U.S. content, require a BIS license for supply to the listed entities. Among other companies, in December 2020, SMIC, one of the largest chip manufacturers in the PRC, was added to the Entity List.  Challenges faced by SMIC and its key suppliers as a result of the listing could indirectly impact SMIC’s demand for, or our ability to supply, our products. As of the second quarter of 2022, BIS is also considering adding The Shanghai Huahong (Group) Company, Ltd., or The Huali Huahong Group, a leading PRC foundry, and Yangtze Memory Technologies Company (YMTC), a leading PRC memory chip company to the Entity List. In 2021, The Huali Huahong Group accounted for 28.1% of our revenue and Yangtze Memory Technologies Co., Ltd., together with one of its subsidiaries, accounted for 20.8% of our revenue. We cannot be certain what additional actions the U.S. government may take with respect to PRC entities, and whether such actions will impact our relationships with our PRC-based customers, including changes to the Entity List restrictions, other export regulations, tariffs or other trade restrictions, or whether the PRC government may take any actions in response to U.S. government action that may adversely affect our ability to do business with our PRC-based customers. Even in the absence of new restrictions, tariffs or trade actions imposed by the U.S. or PRC government, our PRC-based customers may take actions to reduce dependence on the supply of products subject to potential U.S. trade regulations, including our tools, which could have a material adverse effect on our operating results. We are unable to predict the duration of the restrictions imposed by the U.S. government or of any additional governmental actions that may impact our relationships with our PRC-based customers, any of which could have a long-term adverse effect on our business, operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In the three months ended June 30, 2022, ACM Research issued, pursuant to the exercise of stock options at a per share exercise prices ranging from $0.25 to $0.50 per share, an aggregate of 94,872 shares of Class A common stock that were not registered under the Securities Act of 1933.  We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.

Sale Date	Exercised Shares (Net)
May 3, 2022	39,373
May 16, 2022	19,002
May 18, 2022	36,150
Total	94,525

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.
Date: August 9, 2022	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)