Form 10-K
period 2022-12-31
ACM Research, Inc.
filed 2023-03-02
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value on June 30, 2022 (the last business day of the registrant’s most recently completed second quarter) of the voting common equity held by non-affiliates of the registrant, computed by reference to the $16.83 closing price of the stock on that date, was $739.0 million. The registrant does not have non-voting common equity outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	54,681,261 shares outstanding as of February 22, 2023
Class B Common Stock, $0.0001 par value	5,021,811 shares outstanding as of February 22, 2023

Documents Incorporated By Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference in Part III of this report.

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

ACM Research is not a PRC operating company, and we do not conduct our operations in the PRC through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding PRC legal restrictions on direct foreign investments in PRC-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 82.5% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other PRC central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Select Market. This determination was based on the facts aforementioned and the PRC Company Law, PRC Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in the PRC currently in effect.  However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research.  See “Item IA. Risk Factors— Risks Related to International Aspects of Our Business—If any PRC central government authority were to determine that existing PRC laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing PRC laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless.”

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

The following chart depicts our corporate organization as of December 31, 2022:

Cash amounts held by ACM Shanghai at PRC banks in mainland China are subject to a series of risk control regulatory standards from PRC bank regulatory authorities. ACM Shanghai is required to obtain approval from the State Administration of Foreign Exchange, or SAFE, to transfer funds into or out of the PRC. SAFE requires a valid agreement to approve the transfers, which are processed through a bank. Other than these PRC foreign exchange restrictions, ACM Shanghai is not subject to any PRC restrictions and limitations on its ability to transfer funds to ACM Research or among our other subsidiaries.  However, cash held by ACM Shanghai in mainland China does exceed applicable insurance limits and is subject to risk of loss, although no such losses have been experienced to date.

ACM Research (CA), Inc., or ACM California, periodically procures goods and services on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM California in accordance with applicable transfer pricing arrangements. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip Technologies Limited, or CleanChip.  ACM California renews or repays these intercompany loans in accordance with their terms. For sales through CleanChip and ACM Research, a certain amount of sales proceeds is repatriated back to ACM Shanghai in accordance with applicable transfer pricing arrangements in the ordinary course of business. Subsequent to June 30, 2020, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no cash transfers, dividends or other payments or distributions have been made between  ACM Research and ACM Shanghai. We intend to retain any future earnings to finance the operations and expenses of our business, and we do not expect to distribute earnings or declare or pay any dividends in the foreseeable future.

The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the Public Company Accounting Oversight Board, or the PCAOB, determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction.  BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, had been our independent registered public accounting firm in recent years, including for the year ended December 31, 2021. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was enacted on December 29, 2022 under the Consolidated Appropriations Act, 2023, as further described below. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, including BDO China, because of positions taken by PRC authorities in those jurisdictions. On March 30, 2022, based on this determination, ACM Research was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms operating in the PRC” of this report for more information. Under current regulations, if ACM Research were to be included on this list for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless.

On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in the PRC and Hong Kong in 2022 and vacated its previous December 16, 2021 determination to the contrary. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in the PRC and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. PRC authorities will need to ensure that the PCAOB continues to have full access for inspections and investigations in 2023 and beyond. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in the PRC and Hong Kong, among other jurisdictions. If the PRC authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, the SEC would prohibit trading in the securities of issuers engaging those audit firms, as required under the HFCA Act. Further, on December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law by U.S. President Biden, which, among other things, amended the HFCA Act to reduce the number of consecutive non-inspection years that would trigger the trading prohibition under the HFCA Act from three years to two years (originally such threshold under the HFCA Act was three consecutive years), and so that any foreign jurisdiction could be the reason why the PCAOB does not have complete access to inspect or investigate a company’s public accounting firm (originally the HFCA Act only applied if the PCAOB’s ability to inspect or investigate was due to a position taken by an authority in the jurisdiction where the relevant public accounting firm was located).

In addition, on June 30, 2022, stockholders of ACM Research ratified the appointment of Armanino LLP as our independent auditor for the year ended December 31, 2022. Armanino LLP is neither headquartered in the PRC or Hong Kong nor was it subject to the determinations announced by the PCAOB on December 16, 2021, which determinations were vacated by the PCAOB on December 15, 2022, and, subsequent to the filing of this report, we do not believe ACM Research will appear on the “Conclusive list of issuers identified under the HFCAA” for a second time.

In addition to the matters discussed above, we are also subject to a number of legal and operational risks associated with our corporate structure, including as the result of a substantial portion of our operations being conducted in the PRC. Consequences of any of those risks could result in a material adverse change in our operations or cause the value of ACM Research Class A common stock to significantly decline in value or become worthless. Please carefully read the information included in “Item 1A. Risk Factors” of this report, in particular the risk factors addressing the following issues:

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

Recent statements and regulatory actions by PRC central government authorities with respect to the use of VIEs and to data security and anti-monopoly concerns have not affected our ability to conduct our business operations in China.  For further information, see “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business” of this report for more information.

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

The information included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” of Part II of this report contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc., or Gartner, in “Forecast: Semiconductor Wafer Fab Equipment, Worldwide, 4Q22 Update” (December 2022), or the Gartner Report. The Gartner Report represents research opinions or viewpoints that are published, as part of a syndicated subscription service, by Gartner and are not representations of fact. The Gartner Report speaks as of its original publication date (and not as of the date of this report), and the opinions expressed in the Gartner Report are subject to change without notice. While we are not aware of any misstatements regarding any of the data presented from the Gartner Report, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.

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

Revenue from wet cleaning and other front-end processing tools totaled $308.5 million, or 79.3% of total revenue in 2022, $202.3 million, or 77.9% of total revenue in 2021, and $136.3 million, or 87.0% of total revenue in 2020. Selling prices for our wet-cleaning and other front-end processing tools range from $0.7 million to more than $5 million. Our customers for wet-cleaning and other front-end processing tools have included Shanghai Huali Microelectronics Corporation, together with Huahong Semiconductor Ltd., collectively known as The Shanghai Huahong (Group) Company, Ltd., or The Huali Huahong Group, Semiconductor Manufacturing International Corporation, or SMIC, Shanghai SK Hynix Inc., Yangtze Memory Technologies Co., Ltd., or YMTC, and ChangXin Memory Technologies.

Revenue from advanced packaging, other processing tools, services and spares totaled $80.3 million, or 20.7% of total revenue in 2022, $57.5 million, or 22.1% of total revenue in 2021, and $20.4 million, or 13.0% of total revenue in 2020. Selling prices for these tools range from $0.5 million to more than $4 million.  Our customers for advanced packaging, and other processing tools have included Jiangyin Changdian Advanced Packaging Co. Ltd., a leading PRC-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd.,  a semiconductor packaging company based in South Korea which acquired the operations of Deca Technologies’ Philippines manufacturing facility in 2020;  and Wafer Works Corporation, a leading PRC-based wafer supplier.

We estimate, based on third-party reports and on customer and other information, that our current product portfolio addresses approximately $16 billion of the 2022 global wafer fab equipment, or WFE, market. By product line, we estimate an approximately $4.6 billion market opportunity is addressed by our wafer cleaning equipment, $4.3 billion by our Plasma-Enhanced Chemical Vapor Deposition, or PECVD, equipment, $3.2 billion by our furnace equipment, $2.6 billion by our Track equipment, $800 million by our electro-chemical plating, or ECP, equipment, and more than $800 million by our stress-free polishing, advanced packaging, wafer processing, and other processing equipment.

Based on Gartner’s estimates, the total available global market for these equipment segments increased by 7.6% from $20.1 billion in 2021, to $21.6 billion in 2022, and is expected to decrease by 19.6% to $17.4 billion in 2023. These equipment segments are a subset of the total worldwide semiconductor WFE market, which Gartner estimates increased by 8.9% from $92.4 billion in 2021 to $100.5 billion in 2022, and estimates will decrease by 19.0% to $81.5 billion in 2023.

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

We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia by expanding our direct sales and services teams and increasing our global marketing activities. Our U.S. operation includes sales, marketing and services personnel to expand and support major new customer initiatives for the products of ACM Shanghai to additional regions beyond mainland China. As of December 31, 2022, we have delivered one tool for evaluation to a U.S. lab of a global semiconductor capital equipment vendor, and two tools to the U.S. facility of a major U.S. semiconductor manufacturer.  Both of these evaluations are supported by our U.S. services team.

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

In 2020, 2021 and 2022 we introduced and delivered a range of new tools intended to broaden our revenue opportunity with global semiconductor manufacturers. Product extensions include the Ultra SFP ap tool for advanced packaging solutions, the Ultra C VI  18-chamber single wafer cleaning tool for advanced memory devices, and the Ultra ECP 3d platform for through-silicon-via, or tsv, application. New product lines include the Ultra fn Furnace, our first dry processing tool, and a suite of semi-critical cleaning systems which include single wafer back side cleaning, scrubber, and auto bench cleaning tools.

We added two major new product categories in 2022 with the launch of the Ultra Pmax™ PECVD tool, which is equipped with a proprietary designed chamber, gas distribution unit and chuck, and is intended to provide better film uniformity, reduced film stress, and improved particle performance, and the introduction of the Ultra Track tool, a 300mm process tool that delivers uniform air downflow, fast robot handling and customizable software to address specific customer requirements, and has multiple features that enhance performance across defectivity, throughput, and cost of ownership.

We have been issued more than 448 patents in the United States, the People’s Republic of China, or PRC, Japan, Singapore, South Korea and Taiwan.

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea. Substantially all of our integrated tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 236,000 square feet of floor space for production capacity, with leased buildings at our Chuansha campus. In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., or ACM Shengwei, entered into an agreement for a land use right in the Lingang region of Shanghai. In 2020 ACM Shengwei began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies and will provide floor space to support significantly increased production capacity and related research and development, or R&D, activities. We expect to complete construction of the first Lingang manufacturing building and commence initial production in the second half of 2023 timeframe.

Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment that meets their specific technical requirements and generally prefer to build relationships with local suppliers. We will continue to seek to leverage our local presence in the PRC and South Korea through our subsidiaries to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our technologies, and enable us to design innovative products and solutions to address their needs.

On November 18, 2021, ACM Shanghai  successfully completed its initial public offering of shares of ACM Shanghai in the PRC, which we refer to as the STAR IPO, and its shares began trading on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd, known as the STAR Market, which we refer to as the STAR Listing, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

●
Post Hard Mask Deposition: As part of the photolithographical patterning process, a mask is applied with each deposition of a material layer to prevent etching of material intended to be retained. Hard masks have been developed to etch high aspect-ratio features of advanced chips that traditional masks cannot tolerate. SAPS technology can be applied following each deposition step involving hard masks that use nitride, oxide or carbon-based materials to achieve higher etch selectivity and resolution.

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

●
Pre Barrier-Metal Deposition: Copper wiring requires metal diffusion barriers at the top of via holes to prevent electrical leakage. SAPS technology can be applied prior to deposition of barrier metal to remove residual oxidized copper, which otherwise would adhere poorly to the barrier and impair performance.

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

● inline mixing method replaces tank auto changing, reducing process time; and

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

Each model of TEBO equipment includes:

●     an equipment front-end module, or EFEM, which moves wafers from chamber to chamber.

●     one or more chamber modules, each equipped with a TEBO megasonic generator system.

●     an electrical module to provide power for the tool; and

●     a chemical delivery module.

Ultra C TEBO II (released in 2016). Highlights of our Ultra C TEBO II equipment include:

●     compact design, with footprint of 2.25m x 2.25m x 2.85m (WxDxH);

●   up to 8 chambers with an upgraded transport system and optimized robotic scheduler, providing throughput of up to 300 wafers per hour.

●     EFEM module consisting of 4 load ports, transfer robot and 1 process robot; and

●     focus on dilute chemicals contributes to environmental sustainability and lower cost of ownership.

Ultra C TEBO V (released in 2016). Highlights of our Ultra C TEBO V equipment include:

●     footprint of 2.45m x 5.30m x 2.85m (WxDxH).

●     up to 12 chamber modules, providing throughput of up to 300 wafers per hour.

●     EFEM module consisting of 4 load ports, 1 transfer robot and 1 process robot: and

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

Our Customers

Since 2009 we have delivered more than 380 wet cleaning and other front-end processing tools, more than 290 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue to us. The balance of the delivered tools is awaiting customer acceptance should contractual conditions be met. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.

We generate most of our revenue from a limited number of customers as the result of our strategy of initially placing equipment with a small number of leading chip manufacturers that are driving technology trends and key capability implementation. In 2022, 43.8% of our revenue was derived from three customers: The Huali Huahong Group, a leading PRC-based foundry, accounted for 18.2% of our revenue; SMIC, a leading PRC-based foundry, accounted for 15.6% of our revenue, and YMTC, a leading PRC-based memory chip company, together with one of its subsidiaries, accounted for 10.0% of our revenue.  In 2021, 48.9% of our revenue was derived from two customers: The Huali Huahong Group accounted for 28.1% of our revenue; and YMTC, together with one of its subsidiaries, accounted for 20.8% of our revenue.  In 2020, 75.8% of our revenue was derived from three customers: The Huali Huahong Group accounted for 36.9% of our revenue; YMTC, together with one of its subsidiaries, accounted for 26.8% of our revenue; and SMIC accounted for 12.1% of our revenue.

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

Sales and Marketing

We market and sell our products worldwide using a combination of our direct sales force and third-party representatives. We employ direct sales teams in Asia, Europe and North America, and have located these teams near our customers, primarily in the PRC, South Korea, Taiwan and the United States. Each salesperson has specific local market expertise. We also employ field application engineers, who are typically co-located with our direct sales teams, to provide technical pre- and post-sale support tours and other assistance to existing and potential customers throughout the customers’ fab planning and production line qualification and fab expansion phases. Our field application engineers are organized by end markets as well as core competencies in hardware, control system, software and process development to support our customers.

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

Our sales have historically been made using purchase orders with agreed technical specifications. Our sales terms and conditions are generally consistent with industry practice but may vary from customer to customer. We seek to obtain a purchase order two to six months ahead of the customer’s desired delivery date. Consistent with industry practice, we allow customers to reschedule or cancel orders at a certain cost to them on relatively short notice. Because of our relatively short delivery period and our practice of permitting rescheduling or cancellation, we believe that backlog is not a reliable indicator of our future revenue.

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

In May 2020 ACM Shanghai, through its wholly owned subsidiary ACM Shengwei, entered into an agreement for a land use right in the Lingang region of Shanghai. In July 2020 ACM Shengwei began a multi-year construction project for a new development and production center. The planned 1,000,000 square foot facility will incorporate state-of-the-art manufacturing systems and automation technologies and will provide the floor space to support significantly more production capacity and related research and development activities when fully staffed and supplied.  See “Item 2. Properties,” of Part I of this report.

Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO, Tahoe, ECP, furnace and other technologies in our current portfolio, and enable us to design innovative products and solutions to address their needs.

Currently substantially all of our staff are able to work at both of our Shanghai facilities, and to date we have not experienced absenteeism of management or other key employees, other than certain of our executive officers being delayed in traveling between the PRC, our California office, and other global locations, and a significant number of ACM Shanghai employees missing work in late 2022 and early 2023 for one or several weeks due to COVID-19 related illness following relaxation of the PRC’s zero-COVID policies in December 2022. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic,” of Part II of this report.

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

For the foreseeable future we are focusing on enhancing our Ultra C SAPS, TEBO, Tahoe, ECP, furnace and other  tools and integrating additional capabilities to meet and anticipate requirements from our existing and potential customers. Our particular areas of focus include development of the following:
●	new cleaning steps for Ultra C SAPS cleaners for application in logic chips and for DRAM, and 3D NAND technologies.
●	new cleaning steps for Ultra C TEBO cleaners for FinFET in logic chips, gates in DRAM, and deep vias in 3D NAND technologies.
●	new cleaning steps for Ultra Tahoe cleaners for application in logic chips and for DRAM and 3D NAND technologies.
●	new dry technologies such as supercritical CO2 dry and advanced IPA dry for DRAM, and logic technologies.
●	new hardware, including new system platforms, new and additional chamber structures and new chemical blending systems;
●	new software to integrate new functionalities to improve tool performance; and
●	support for the ongoing evaluations and commercialization efforts and product extensions for the newly introduced PECVD and Track product categories.
Longer term, we are working on new proprietary process capabilities based on our existing tool hardware platforms. We are also working to integrate our tools with third-party tools in adjacent process areas in the chip manufacturing flow.

Our research and development expense totaled $62.2 million or 16.0% of revenue in 2022, $34.2 million or 13.2% of revenue in 2021 and $19.1 million or 12.2% of revenue in 2020.  We intend to continue to invest in research and development to support and enhance our existing cleaning products and to develop future product offerings to build and maintain our technology leadership position.

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

As of December 31, 2022, we had 41 issued patents, and 29 patents pending, in the United States. These patents carry expiration dates from 2027 through 2037. Many of the US patents and applications have also been filed internationally, in one or more of the European Union, Japan, PRC, Singapore, South Korea, and Taiwan. Specifically, we own patents in wafer cleaning, electro-polishing and plating, wafer preparation, and other semiconductor processing technologies. We have been issued more than 448 patents in the United States, the PRC, Japan, Korea, Singapore and Taiwan.

We manufacture advanced single-wafer cleaning systems equipped with our SAPS, TEBO and Tahoe technologies. Our wafer cleaning technologies are protected by US Patent Numbers 8580042, 8671961, 9070723, 9281177,  9492852, 9595457, 9633833, 10020208, 10910244, 11103898, 11037804, 11141762, 11462423, 11257667, and 11298727, as well as their corresponding international patents. We have 48 patents granted internationally protecting our SAPS technologies. We also have filed 11 international patent applications for key TEBO technologies, and 4 for Tahoe, in accordance with the Patent Cooperation Treaty, in anticipation of filing in the U.S. national phase.

In addition to the above core technologies, we have technologies for SFP and ECP that are used in certain of our tools. SFP is an integral part of the electro polishing process. Our technology was a breakthrough in electro-chemical-copper-planarization technology when it was first introduced, because it can polish, stress-free, copper layers used in copper low-K interconnects. Our innovations in SFP and ECP are reflected in US Patent Numbers 6638863, 8518224, 10227705, and 11008669, and their corresponding international counterparts.

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

Additional information about the risks relating to our intellectual property is provided under “Item 1A. Risk Factors—Risks Related to Our Intellectual Property and Data Security.”

Competition

The chip equipment industry is characterized by rapid change and is highly competitive throughout the world. We compete with semiconductor equipment companies located around the world, and we may also face competition from new and emerging companies, including new competitors from the PRC. We consider our principal competitors to be those companies that provide wafer cleaning and electrical plating products to the market, including Lam Research Corporation, NAURA Technology Group Co., Ltd., Mujin Electronics Co., Ltd., SCREEN SPE USA, LLC (a subsidiary of SCREEN Holdings Co., Ltd.), SEMES Co. Ltd., Tokyo Electron Ltd. and Kokusai Semiconductor Equipment Corporation.  Key competitors for our newly-introduced PECVD and Track products include Lam Research Corporation, Applied Materials, Inc., KINGSEMI Co., Ltd. and Suzho Jingtuo Semiconductor Technology Co., Ltd.

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

We intend to address the high-end fabrication market with advanced nodes, and we believe we compete favorably with respect to the factors described above. Most of our competitors offer single-wafer cleaning products using jet spray technology, which has relatively poor particle removal efficiency for random defects less than 30nm in size and presents increased risk of damage to the fragile patterned architectures of wafers at advanced process nodes. Certain of our competitors offer single-wafer cleaning products with megasonic cleaning capability, but we believe these products, which use conventional megasonic technology, are unable to maintain energy dose uniformity on the entire wafer and often lack the ability to repeat the requisite uniform energy dose wafer to wafer in production, resulting in poor efficiency in removing random defects, longer processing time and greater loss of material. In addition, these conventional megasonic products generate transient cavitation, which results in more incidents of damage to wafer structures with feature sizes of 70nm or less. We design our cleaning tools equipped with our proprietary SAPS, TEBO and Tahoe technologies, which we believe offer better performance, much less chemical consumption, and lower cost of consumables, including at advanced process nodes of 22nm or less.

Human Capital

As of December 31, 2022, we had 1,209 full-time equivalent employees, of whom 110 were in administration, 253 were in manufacturing, 519 were in research and development, and 327 were in sales and marketing and customer services. Of these employees, 1,077 were located in mainland China and the Taiwan region, 119 were located in Korea and 13 were based in the United States. We have never had a work stoppage, and none of our employees are represented by a labor organization or subject to any collective bargaining arrangements. We consider our employee relations to be good.

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

We provide training and development programs to our employees, and we have trained many of our key engineers and managers for more than a decade. Retention of these key employees is critical to secure our future growth and technology development. To assist in employee retention and recruitment, we offer employee housing in the Lingang region of Shanghai in connection with the completion of ACM Shanghai’s housing facility in Lingang, where we are in the process of building a new research and development and production center.

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

COVID-19 Pandemic

Following its initial outbreak in December 2019, COVID–19, or the coronavirus, spread across the PRC, the United States and globally. The COVID–19 outbreak has affected our business and operating results since the first quarter of 2020. Since that time, travel between our offices in the United States and our facilities in the PRC has been and will likely continue to be restricted, which has and may continue to impact our ability to effectively operate our company and to oversee our operations. The COVID–19 situation continues to evolve, and it is impossible for us to predict the effect and ultimate impact of the COVID–19 outbreak on our business operations and results. In December 2022, the PRC government relaxed its zero-COVID policies, which resulted in large scale COVID-19 infections throughout China, including Shanghai. A significant number of ACM Shanghai employees were also infected, and in many cases missed work for one or several weeks, which caused administrative and operational challenges in late 2022 and early 2023. We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business, including our operations, customers, suppliers and projects.  While the ongoing regulatory measures instituted or recommended in response to COVID–19 are expected to be temporary, the duration of the business disruptions, and related financial impact, of the outbreak cannot be estimated at this time.

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

Concerns about climate change have resulted in various laws and regulations that are intended to limit carbon emissions and address other environmental concerns. In recent years, the PRC, where our production facilities are located, has undertaken comprehensive sustainability initiatives that are requiring companies to meet new environmental standards and deal with higher energy and other production costs. Environmental laws and regulations may impose new or unexpected cost either directly through, for example, higher energy costs or indirectly through increased costs of compliance or of failing to comply with these laws and regulations. These laws and regulations might increase the cost of construction, maintenance and operation of our new research and development center and factory in the Lingang region of Shanghai.

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

Investing in Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information contained in this report, including the consolidated financial statements and related notes set forth in “Item 8. Financial Statements and Supplementary Data”, before making an investment decision. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations or cash flows. In any such case, the trading price of Class A common stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risk Factor Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. The risks are discussed more fully below and include, but are not limited to, the risks summarized below.

Risks Related to International Aspects of Our Business
•
if any PRC central government authority were to determine that existing PRC laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing PRC laws and regulations, or interpretations thereof, were to change to require such permission or approval, or if we inadvertently conclude that permissions or approvals are not required, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless;

•
PRC central government authorities may intervene in, or influence, ACM Shanghai’s PRC-based operations at any time, and those authorities’ rules and regulations in the PRC can change quickly with little or no advance notice;

•
the PRC central government may determine to exert additional control over offerings conducted overseas or foreign investment in PRC-based issuers, which could result in a material change in operations of ACM Shanghai and cause significant declines in the value of ACM Research Class A common stock, or make them worthless;

•
if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms, such as our prior audit firm, operating in the PRC, we could be adversely affected;

•	it may be difficult for overseas regulators to conduct investigations or collect evidence within the PRC;
•
certain of our assets are located outside of the United States and certain of our directors and officers reside outside of the United States, which may make it difficult for you to enforce your rights based on the U.S. federal securities laws;

Risks Related to Our Business and Our Industry
•	our potential future needs for additional capital that may not be available at all or on terms acceptable to us;
•	the cyclicality in the semiconductor industry that may lead to substantial variations in demand for our products;
•	our dependence on a small number of customers for a substantial portion of our revenue;
•	industry manufacturers of chips adopting our SAPS, TEBO, Tahoe, ECP, furnace and other technologies;
•	our SAPS, TEBO, Tahoe, ECP, furnace and other technologies not achieving widespread market acceptance;
•	our ability to continue to enhance our existing single-wafer wet cleaning tools and identifying and entering new product markets;
•	our ability to establish and maintain a reputation for credibility and product quality;

•	our ability to expand our customer base;
•	our long and unpredictable sales cycle, including our incurrence of significant expenses long before we can recognize revenue from new products, if at all;
•	difficulties in forecasting demand for our tools;
•	our reliance on third parties to manufacture significant portions of our tools and our ability to manage our relationships with these parties;
•	any shortage of components or subassemblies, which could result in delayed delivery of products to us or in increased costs to us;
•	our dependence on a limited number of suppliers, including single source suppliers, for critical components and subassemblies;
•	our dependence on our Chief Executive Officer and President and other senior management and key employees;

Regulatory Risks
•
regulatory actions limiting our ability and the broader industry to import into the PRC items sourced from the U.S. or otherwise subject to control under the U.S. Export Administration Regulations (EAR), thereby impacting our ability to sell our tools to customers in the PRC;

•	changes in government trade policies that could limit the demand for our tools and increase the cost of our tools;
•	changes in political and economic policies with respect to the PRC;
•	the PRC’s currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of the PRC;

Risks Related to Our STAR Listing
•	our ability to implement our strategy to expand our PRC operations;
•	our ability to achieve the results contemplated by our business strategy and our strategy for growth in the PRC and expectations related to the STAR Listing;
•	the effect of ACM Shanghai’s status as a publicly traded company that is controlled, but less than wholly owned, by ACM Research;
•	our ability to manage potentially inconsistent accounting and disclosure requirements of ACM Research and ACM Shanghai as a result of the STAR Listing;

Risks Related to Our Intellectual Property and Data Security
•	our ability to protect our intellectual property, including in the PRC;
•	breaches of our cybersecurity systems;

Risks Related to the COVID‑19 Pandemic
•
impacts on our global supply chain due to the COVID-19 pandemic, and our ability to successfully manage the demand, supply, and operational challenges associated with the global semiconductor shortage;

•	the impact of the COVID-19 pandemic on our currently planned projects and investments in the PRC;

Risks Related to Ownership of Class A Common Stock
•	material weaknesses identified with respect to our internal controls over financial reporting;
•	the volatility in the market price of Class A common stock;
•	manipulative short sellers of our stock, which may drive down the market price of our Class A common stock and could result in litigation;
•	the difficulty to predict the effect of the STAR Listing and STAR IPO on the Class A common stock;
•	the dual class structure of Class A common stock, which has the effect of concentrating voting control with our executive officers and directors; and
•	the limited experience of our management team managing a public company.

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

PRC-based companies that seek to list their shares in the United States but are subject to PRC restrictions on investments by non-PRC investors sometimes use a special purpose vehicle known as a VIE created in an off-shore jurisdiction such as the Cayman Islands. In these structures, a VIE enters into a series of contractual arrangements with the PRC-based operating company and its PRC-based shareholders that afford those shareholders, rather than the shareholders of the VIE, effective control over the finances and operations of the operating company. The VIE, effectively a shell company, issues share that are listed for trading on a U.S. exchange, but the enterprise is controlled by the legacy PRC-based shareholders and is subject to PRC laws and regulations. ACM Research is not a VIE or other special purpose, or shell, company, and its relationship with ACM Shanghai does not involve the types of contractual arrangements existing between a VIE and a PRC-based operating company. ACM Research is a Delaware corporation founded in California in 1998 that formed ACM Shanghai to conduct business operations in the PRC. ACM Research controls the operations of ACM Shanghai through its direct ownership of ACM Shanghai shares, and it also conducts sales and marketing activities focused on sales of ACM Shanghai products in North America, Europe and certain regions in Asia outside mainland China.

We do not believe that our corporate structure or any other matters relating to our business operations currently require that ACM Shanghai obtain any permissions or approvals from the China Securities Regulatory Commission, or CSRC, or any other PRC central government authority in connection with ACM’s listing, or offering for sale in the future, shares of our Class A common stock in the United States. We, including ACM Shanghai, therefore have never solicited any permission or approval from any PRC central government authority, and thus no such permissions or approvals have been received or denied, in connection with ACM Research’s seeking and maintaining the listing of our Class A common stock in the United States. In the event that we inadvertently conclude that permissions or approvals are not required, or either the CSRC or another PRC central government authority were to determine that existing PRC laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue ACM Research’s listing of Class A common stock in the United States or if those existing PRC laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai could be unable to obtain any such permission or approval or could be able to obtain such permission or approval only on terms and conditions that impose material new operating or other restrictions and limitations on ACM Shanghai. In such circumstances, it would materially and adversely affect the value of our Class A common stock, which may decline in value or become worthless. In addition, ACM Shanghai could face sanctions by the CSRC or other PRC central government authorities or pressure from the PRC government in various business matters for failure to obtain such permission or approval. Such potential sanctions or pressure may include fines and penalties on ACM Shanghai’s operations in the PRC, limitations on its operating privileges in the PRC, delays in or restrictions on the transfer of proceeds from a public offering of ACM Research securities in the United States to ACM Shanghai, restrictions on or prohibition of the payments or remittance of dividends by ACM Shanghai to ACM Research, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of ACM Research Class A common stock, which could decline in value or become worthless.

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

The business of ACM Shanghai is subject to complex laws and regulations in the PRC that can change quickly with little or no advance notice. To date, beyond the COVID-19-related restrictions in 2022, we have not experienced such intervention or influence by PRC central government authorities or a change in those authorities’ rules and regulations that have had a material impact of ACM Shanghai or ACM Research. We cannot assure you, however, that future changes in PRC laws and regulations will not materially and adversely affect our PRC-based operations. For example:

•
Intellectual Property. Our commercial success depends in part on our ability to obtain and maintain patent and trade secret protection for our intellectual property, including our SAPS, TEBO, Tahoe, ECP, furnace and other technologies and the design of our Ultra C equipment. See “—Risks Related to Our Intellectual Property and Data Security—Our success depends on our ability to protect our intellectual property, including our SAPS, TEBO, Tahoe, ECP, furnace and other technologies.” in Item 1A, “Risk Factors” of Part I of this report. The significant majority of our intellectual property has been developed in the PRC and is owned by ACM Shanghai. Implementation and enforcement of intellectual property-related laws in the PRC has historically been lacking due primarily to ambiguities in PRC intellectual property law. See “—Risks Related to Our Intellectual Property and Data Security—We may not be able to protect our intellectual property rights throughout the world, including the PRC, which could materially, negatively affect our business” in Item 1A, “Risk Factors” of Part I of this report. In the event PRC central government authorities were to significantly revise or revamp the current scope and structure of intellectual property protection in the PRC, our ability to protect and enforce our intellectual property rights for our key proprietary technologies may be adversely impacted and competitors may be able to match our technologies and tools in order to compete with us.

•
Title Defect in Leased Premises. We conduct research and development, and service support operations at ACM Shanghai’s headquarters located in the Zhangjiang Hi Tech Park in Shanghai, which ACM Shanghai leases from Zhangjiang Group. Zhangjiang Group has not obtained a certificate of property title for the premises, although it has represented to ACM Shanghai that it has the right to rent the premises to ACM Shanghai. If any adjustment in local regional overall planning of Shanghai, or any other reason, results in the demolition of such premises, the premises could not continue to be leased to ACM Shanghai and the day-to-day production and operation of ACM Shanghai would be materially and adversely affected. See Item 2, “Properties” of Part I of this report.

•
COVID-19 Pandemic. We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by COVID-19 and related restrictions on transportation and public appearances, including implementation by PRC government authorities of “spot” and full-city quarantines in the city of Shanghai, where substantially all of our operations are located. Furthermore, a number of our key customers have substantial operations based in operations areas of the PRC, including in the City of Shanghai, which required us to defer, in the first quarter of 2022, shipments of finished products to those customers. A significant number of ACM Shanghai employees missed work in late 2022 and early 2023 for one or several weeks due to COVID-19 related illness following the relaxation of the PRC’s zero-COVID policies in December 2022. For additional information see “—Risks Related to the COVID-19 Pandemic—Substantially all of our operations, as well as significant operations of a number of our key customers, are located in areas of the PRC impacted by the COVID‑19 pandemic, and our operations have been, and may continue to be, adversely affected by the effects of PRC restrictions imposed as the result of COVID‑19” in Item 1A, “Risk Factors” of Part I of this report.

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

•
Trade Policies. Since 2018, general trade tensions between the United States and the PRC have escalated. See “—Regulatory Risks—Changes in government trade policies could limit the demand for our tools and increase the cost of our tools” in Item 1A, “Risk Factors” of Part I of this report. The imposition of tariffs by the U.S. and PRC governments and the surrounding economic uncertainty may negatively impact the semiconductor industry, including by reducing the demand of fabricators for capital equipment such as our tools. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit the ability of our customers to manufacture or sell semiconductors or to make the manufacture or sale of semiconductors more expensive and less profitable, which could lead those customers to fabricate fewer semiconductors and to invest less in capital equipment such as our tools. In addition, if the PRC were to impose additional tariffs on raw materials, subsystems or other supplies that we source from the United States, our cost for those supplies would increase. As a result of any of the foregoing events, the imposition of new or additional tariffs may limit our ability to manufacture tools, increase our selling and/or manufacturing costs, decrease margins, or inhibit our ability to sell tools or to purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.

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

The PRC central government may determine to exert additional control over securities offerings conducted overseas and/or foreign investment in PRC-based issuers, which could result in a material adverse change in operations of ACM Shanghai and cause the value of ACM Research Class A common stock to significantly decline or become worthless. See also “—If any PRC central government authority were to determine that existing PRC laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing PRC laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless” above.

We could be adversely affected if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms, such as our prior audit firm, operating in the PRC.

We are one of the companies named in the SEC’s “Conclusive list of issuers identified under the HFCAA.” BDO China had been our independent registered public accounting firm in recent years, including for the year ended December 31, 2021, and is not inspected by the PCAOB.

The HFCA Act, which became law in December 2020, includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in any non-U.S. jurisdiction. The HFCA Act also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for two consecutive years, the SEC shall prohibit the issuer’s securities registered in the United States from being traded on any national securities exchange or over-the-counter market in the United States.

•
On March 24, 2021, the SEC adopted interim final amendments to implement congressionally mandated submission and disclosure required of the HFCA Act, and on December 2, 2021, the SEC adopted final amendments to finalize rules implementing the submission and disclosures in the HFCA Act. These final amendments apply to registrants that the SEC identifies as having filed an Annual Report on Form 10-K (or certain other forms) with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by any non-U.S. authority. Any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

•
Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was enacted under the Consolidated Appropriations Act, 2023, on December 29, 2022, as further described below, and which amended the HFCA Act to require the SEC to prohibit an issuer’s securities from trading on any national securities exchange or over-the-counter market in the United States if the PCAOB has been unable to inspect an issuer’s auditor for two, rather than three, consecutive years. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction.

•
On December 16, 2021, the PCAOB designated China and Hong Kong as jurisdictions where the PCAOB was not allowed to conduct full and complete audit inspections and identified firms registered in such jurisdictions, including BDO China. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms.

•
On March 8, 2022, the SEC published its first “Provisional list of issuers identified under the HFCAA.” Our company was identified on the SEC’s provisional list after we filed our Annual Report on Form 10-K for the year ended December 31, 2021, which included an audit report issued by BDO China.

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

•
On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in the PRC and Hong Kong in 2022 and vacated its previous December 16, 2021 determination to the contrary. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in the PRC and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. PRC authorities will need to ensure that the PCAOB continues to have full access for inspections and investigations in 2023 and beyond. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in the PRC and Hong Kong, among other jurisdictions. If the PRC authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, the SEC would prohibit trading in the securities of issuers engaging those audit firms, as required under the HFCA Act.

•
On  December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law by U.S. President Biden, which, among other things, amended the HFCA Act to reduce the number of consecutive non-inspection years that would trigger the trading prohibition under the HFCA Act from three years to two years (originally such threshold under the HFCA Act was three consecutive years), and so that any foreign jurisdiction could be the reason why the PCAOB does not have complete access to inspect or investigate a company’s public accounting firm (originally the HFCA Act only applied if the PCAOB’s ability to inspect or investigate was due to a position taken by an authority in the jurisdiction where the relevant public accounting firm was located).

Per current regulations, if ACM Research were to appear for two consecutive years on the “Conclusive list of issuers identified under the HFCAA”, the value of our securities may significantly decline or become worthless, and our securities would be prohibited from trading and may eventually be delisted.  It also remains unclear what further actions the SEC, the PCAOB or Nasdaq may take to address these issues and what impact those actions will have on U.S. companies, such as ours, that have significant operations in the PRC and have securities listed on a U.S. stock exchange. Any such actions could materially affect our operations and stock price, including by resulting in our being de-listed from Nasdaq or being required to engage a new audit firm, which would require significant expense and management time.

 Notwithstanding the foregoing, on June 30, 2022, stockholders of ACM Research ratified the appointment of Armanino LLP as our independent auditor for the fiscal year ended December 31, 2022. Armanino LLP is neither headquartered in the PRC or Hong Kong nor was it subject to the determinations announced by the PCAOB on December 16, 2021, which determinations were vacated by the PCAOB on December 15, 2022, and subsequent to the filing of this report, we do not believe ACM Research will appear on the “Conclusive list of issuers identified under the HFCAA” for a second time.

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

Substantially all of our sales in 2022, 2021 and 2020 were made to customers outside the United States. Our manufacturing center has been located in Shanghai since 2006 and substantially all of our operations are located in the PRC. We expect that all of our significant activities will remain outside the United States in the future. We are subject to a number of risks associated with our international business activities, including:

•	imposition of, or adverse changes in, foreign laws or regulatory requirements, such as work stoppages and travel restrictions imposed in connection with the COVID-19 pandemic;
•	the need to comply with the import laws and regulations of various foreign jurisdictions, including a range of U.S. import laws;
•
potentially adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;

•	competition from local suppliers with which potential customers may prefer to do business;
•	seasonal reduction in business activity, such as during the Lunar New Year in parts of Asia and in other periods in various individual countries;
•	increased exposure to foreign currency exchange rates;
•	reduced protection for intellectual property;
•	longer sales cycles and reliance on indirect sales in certain regions;
•	increased length of time for shipping and acceptance of our products;
•	greater difficulty in responding to customer requests for maintenance and spare parts on a timely basis;
•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
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

Any prolonged slowdown in the PRC, United States or global economy may have a negative impact on our business, results of operations and financial condition. Market reactions to the global outbreak of COVID-19 have negatively affected the world’s financial markets since March 2020, and a continuation of those reactions may cause a potential slowdown of the local, regional and global economy. Financial and other markets in the United States and worldwide have experienced significant volatility reflecting uncertainty over, among other things, (a) the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and the PRC, (b) unrest in Ukraine, the Middle East and Africa, and (c) the rising level of inflation in major industrial countries, including the United States, and worries that efforts to curb inflation may result in an economic recession. General inflation, including rising energy prices, interest rates and wages, could adversely impact our business by increasing our operating and borrowing costs as well as limiting the amount of capital available for customers to purchase our products. This economic turmoil has had, and could continue to have, a number of repercussions on our business, including significant decreases in orders from our customers, business slowdowns or cessations at key suppliers resulting in delays in our product deliveries, increased raw material prices leading to increased production costs that we may not be able to pass onto customers, and business challenges at customers resulting in the inability to obtain credit to finance purchases of our products or even insolvency, and counterparty failures negatively impacting our operations and sales. Any systemic economic or financial crisis could cause revenues for the semiconductor industry as a whole to decline dramatically, which could materially and adversely affect our results of operations.

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

Proceeds received by ACM Shanghai from the initial placements of shares with PRC investors and from the STAR IPO, in connection with the STAR Listing, of ACM Shanghai shares on the STAR Market will be used to grow and support our PRC operations. Those proceeds generally are not available for distribution to ACM Research. Under existing PRC laws and regulations, it may be difficult, if not impossible, for ACM Research to be able to receive dividends comprised of funds generated by ACM Shanghai and, even if such dividends can be paid from the PRC to the United States, any such dividends can be paid to ACM Research only if other holders of ACM Shanghai shares receive their pro rata dividends. As a result, it is unlikely that funds raised or generated by ACM Shanghai will be readily distributable to ACM Research.

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

•	our ability to enhance our tools with new and better functionality that meet customer requirements and changing industry trends;
•	constraints on our suppliers’ capacity;
•	our ability to sell our tools to Chinese customers due to regulatory restrictions, including the addition of our customers to the Entity List;
•
the ability of other suppliers to provide sufficient quantities of their tools to our Chinese customers which may indirectly impact the production plans of our customers and result in a reduction of demand for our tools;

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

Our business depends upon the capital spending of chip manufacturers, which, in turn, depends upon the current and anticipated market demand for chips. During industry downturns, chip manufacturers often have excess manufacturing capacity and may experience reductions in profitability due to lower sales and increased pricing pressure for their products. As a result, chip manufacturers generally sharply curtail their spending during industry downturns and historically have lowered their spending more than the decline in their revenues. If we are unable to control our expenses adequately in response to lower revenue from our customers, our operating results will suffer and we could experience operating losses. For example, certain industry analysts, such as Gartner, forecast a downturn in 2023 for global WFE investments, as further described in “Item 1. Business”. We cannot reasonably estimate the duration or impact of such a downturn, and it could have a material adverse effect on our business and the value of our Class A common stock.

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

The chip manufacturing industry is highly concentrated, and we derive most of our revenue from a limited number of customers. A total of three customers accounted for 43.8% of our revenue in 2022, two customers accounted for 48.9% of our revenue in 2021, and three customers accounted for 75.8% of our revenue in 2020.

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

To date our strategy for commercializing our tools has been to place them with selected industry leaders in the manufacturing of memory and logic chips, the two largest chip categories, to enable those leading manufacturers to evaluate our technologies, and then leverage our reputation to gain broader market acceptance. In order for these industry leaders to adopt our tools, we need to establish our credibility by demonstrating the differentiated, innovative nature of our SAPS, TEBO, Tahoe, ECP, furnace and other technologies. If these leading manufacturers do not agree that our technologies add significant value over conventional technologies or do not otherwise accept and use our tools, we may need to spend a significant amount of time and resources to enhance our technologies or develop new technologies. Even if these leading manufacturers adopt our technologies, other manufacturers may not choose to accept and adopt our tools and our products may not achieve widespread adoption. Any of the above factors would have a material adverse effect on our business, results of operations and financial condition.

If our SAPS, TEBO, Tahoe, ECP, furnace and other technologies do not achieve widespread market acceptance, we will not be able to compete effectively.

The commercial success of our tools will depend, in part, on gaining substantial market acceptance by chip manufacturers. Our ability to gain acceptance for our products will depend upon a number of factors, including:
•	our ability to demonstrate the differentiated, innovative nature of our SAPS, TEBO, Tahoe, ECP, furnace and other technologies and the advantages of our tools over those of our competitors;
•	compatibility of our tools with existing or potential customers’ manufacturing processes and products;
•	the level of customer service available to support our products; and
•	the experiences our customers have with our products.

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

Highly complex tools such as ours may develop defects during the manufacturing and assembly process. We may also experience difficulties in customizing our tools to meet customer specifications or detecting defects during the development and manufacturing of our tools. Some of these failures may not be discovered until we have expended significant resources in customizing our tools, or until our tools have been installed in our customers’ production facilities. These quality problems could harm our reputation as well as our customer relationships in the following ways:
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

We have provided warranties against manufacturing defects of our tools that range from 12 to 36 months in duration. Our product warranty requires us to provide labor and parts necessary to repair defects. As of December 31, 2022, we had accrued $8.8 million in liability contingency for potential warranty claims. Warranty claims substantially in excess of our expectations, or significant unexpected costs associated with warranty claims, could harm our reputation and could cause customers to decline to place new or additional orders, which could have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to manufacture significant portions of our tools and our failure to manage our relationships with these parties could harm our relationships with our customers, increase our costs, decrease our sales and limit our growth.

Our tools are complex and require components and subassemblies having a high degree of reliability, accuracy and performance. We rely on third parties to manufacture most of the subassemblies and supply most of the components used in our tools. Accordingly, we cannot directly control our delivery schedules and quality assurance. This reliance on third parties and lack of control could result in shortages or quality assurance problems. In addition, supply chain constraints have intensified due to a variety of factors, including the ongoing COVID-19 pandemic and the June 2022 truck driver strike in South Korea, where certain of our operations and customers are located. See also “—Our supply chain may be materially adversely impacted due to global events, including continuing COVID-19 outbreaks, transportation delays and the armed conflict in Ukraine.” These issues and our ability to manage increased demand could delay shipments of our tools, increase our testing or production costs or lead to costly failure claims.

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

We rely upon the facilities of our global suppliers with operations in the PRC, Japan, Taiwan and the United States to support our business. We source the substantial majority of our components from Asia, and as a result, our supply chain can be adversely affected by a variety of global events, including COVID-19 restrictions (see “Risks Related to the COVID-19 Pandemic—Substantially all of our operations, as well as significant operations of a number of our key customers, are located in areas of the PRC impacted by the COVID-19 pandemic, and our operations have been, and may continue to be, adversely affected by the effects of PRC restrictions imposed as the result of COVID-19”), transportation delays, including those related to the June 2022 truck driver strike in South Korea resulting from escalated fuel prices, and the armed conflict in Ukraine. As a result of these types of global events and resulting governmental and business reactions, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, labor issues and transportation demands that may cause further delays. Supply chain constraints have intensified due to COVID-19 and may further intensify due to other global events, contributing to existing global shortages coupled with increased demand in the supply of semiconductors. The unavailability of any component or supplier could result in production delays, underutilized facilities, and loss of access to critical raw materials and parts for producing and supporting our tools, and could impact our ongoing capacity expansion and our ability to fulfill our product delivery obligations. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. These types of disruptions and governmental restrictions may also result in the inability of our customers to obtain materials necessary for their full production, which could also result in reduced demand for our products. While disruptions and governmental restrictions, as well as related general limitations on movement around the world, are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of components and materials that are essential to the operation of our business. Moreover, our customers source a range of production equipment, supplies and services from other suppliers with operations around the world, and any reduction in supply capacity at those customers’ factories may reduce or even halt those customers’ production and result in a decrease in the demand for our products.

Any shortage of components or subassemblies could result in delayed delivery of products to us or in increased costs to us, which could harm our business.

The ability of our manufacturers to supply our tools is dependent, in part, upon the availability of certain components and subassemblies. Our manufacturers may experience shortages in the availability of such components or subassemblies, which could result in delayed delivery of products to us or in increased costs to us. Any shortage of components or subassemblies or any inability to control costs associated with manufacturing could increase the costs for our products or impair our ability to ship orders in a timely cost-efficient manner. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

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

We have experienced rapid growth in our business recently due, in part, to an expansion of our product offerings and an increase in the number of customers that we serve. For example, our headcount grew by 38% in 2022, 62% in 2021, and 50% in 2020. We will seek to continue to expand our operations in the future, including by adding new offices, locations and employees. Managing our growth has placed and could continue to place a significant strain on our management, other personnel and our infrastructure. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. In addition, any inability to manage our growth effectively could result in operating inefficiencies that could impair our competitive position and increase our costs disproportionately to the amount of growth we achieve. To manage our growth, we believe we must effectively:
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

Our success largely depends on the skills, experience and continued efforts of our management, technical and sales personnel, including in particular Dr. David H. Wang, the Chair of the Board, Chief Executive Officer and President of ACM Research. All of our senior management are at-will employees, which means either we or the employee may terminate their employment at any time. If one or more of our other senior management personnel were unable or unwilling to continue their employment with us, we may not be able to replace them in a timely manner. Moreover, in connection with the STAR Listing and the STAR IPO, ACM Shanghai is now managed by a group of officers separate from those of ACM Research and those officers owe fiduciary duties to the various stakeholders of ACM Shanghai. We do not have employment or retention agreements with, or maintain key person life insurance policies on, any of our employees. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, our senior management may join a competitor or form a competing company. The loss of Dr. Wang or other key management personnel, including our Chief Financial Officer, could significantly delay or prevent the achievement of our business objectives.

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

As of December 31, 2022, we had net operating loss carryforward amounts, or NOLs, of $4.4 million for U.S. federal income tax purposes and $0.5 million for U.S. state income tax purposes. As of December 31, 2021, we had NOLs of $56.1 million for U.S. federal income tax purposes and $0.5 million for U.S. state income tax purposes. The federal and state NOLs will expire at various dates in the future.

Utilization of these NOLs could be subject to a substantial annual limitation if the ownership change limitations under U.S. Internal Revenue Code Sections 382 and 383 and similar U.S. state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation would result in the expiration of the NOLs before utilization. Our existing NOLs may be subject to limitations arising from previous ownership changes, including in connection with our initial public offering and concurrent private placement in November 2017, our follow-on public offering in August 2019, and any future equity issuances. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. Regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, may cause our existing NOLs to expire or otherwise become unavailable to offset future income tax liabilities. Additionally, U.S. state NOLs generated in one state cannot be used to offset income generated in another U.S. state. For these reasons, we may be limited in our ability to realize tax benefits from the use of our NOLs, even if our profitability would otherwise allow for it.

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
•
we may encounter difficulties related to required CFIUS approval (see also “-Regulatory Risks-Certain of our investments may be subject to review by and approval from CFIUS, which may prevent us from taking advantage of investment opportunities that would otherwise be advantageous to our stockholders”);

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

Regulatory Risks

Our ability to sell our tools to customers in the PRC has been impacted, and will likely continue to be materially and adversely impacted, by export license requirements, other regulatory changes, or other actions taken by the U.S. or other governmental agencies.

ACM Shanghai utilizes certain items subject to export controls under the U.S. Export Administration Regulations (EAR) in manufacturing and supplying its products. The EAR applies to exports of commodities, software and technology from the United States, including for use in manufacturing products outside the United States, as well as to certain products manufactured outside the United States that incorporate, or are based on, designated U.S. content, software or technology. The Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which administers the EAR, recently imposed, and may continue to impose, additional restrictions under the EAR on certain exports to the PRC, including restrictions targeting the semiconductor manufacturing industry in the PRC.  Many of these restrictions were imposed through licensing requirements with a presumption of denial. These types of restrictions may impact the operations of ACM Shanghai.

As part of the new regulations, BIS imposed a series of restrictions on exports of designated products and exports for specified end uses and end users in connection with the supercomputer, artificial intelligence, integrated circuit (IC) and semiconductor manufacturing sectors in the PRC.  These new restrictions have impacted the procurement by ACM Shanghai of certain items from the U.S. for use in manufacturing its products and, depending on the details of the final implementation of these new restrictions and associated licensing policies, will likely continue to limit to an undetermined extent ACM Shanghai’s ability to supply its products to certain end users and for certain end uses in the PRC.

Alongside these new restrictions, BIS has also continued to designate additional PRC entities, many involved in the semiconductor manufacturing industry, on restricted party lists under the EAR, such as the Entity List and the Unverified List. These designations impose licensing requirements for the supply of products to such entities. In most cases, any items subject to the EAR, including foreign produced products with specified U.S. content, now require an export license from BIS before they can be supplied to the newly listed PRC entities, regardless of their export classification. In December 2020, SMIC, one of the largest chip manufacturers in the PRC and one of our key customers, was one of numerous entities added to the Entity List.  Challenges faced by SMIC and its key suppliers as a result of the listing have indirectly impacted SMIC’s demand for, and ACM Shanghai’s ability to supply, ACM Shanghai products. More recently, in October 2022, YMTC, a leading PRC memory chip company and one of our key customers, was added to the Unverified List of the EAR alongside a number of other Chinese entities. The Unverified List identifies parties for whom BIS has been unable to confirm their bona fides (i.e., legitimacy and reliability about the end-use and end-user of items subject to the EAR). Entities listed on the Unverified List are ineligible to receive items subject to the EAR by means of a license exception if a U.S. export license is required. In December 2022, YMTC was moved from the Unverified List to the Entity List. Challenges faced by YMTC and its key suppliers as a result of the listing could indirectly impact YMTC’s demand for, or ACM Shanghai’s ability to supply, ACM Shanghai products.

Also in October 2022, BIS announced new rules that significantly expanded U.S. export controls as applied to advanced IC products, related manufacturing equipment and technology, and supercomputers, where the destination or ultimate end user is based in the PRC. In the case of semiconductor manufacturing equipment, the new rules require an export license for the export, re-export, or transfer to or within the PRC of additional types of semiconductor manufacturing equipment, items for use in manufacturing designated types of semiconductor manufacturing equipment, and semiconductor manufacturing equipment for use at certain IC manufacturing and development facilities in the PRC.  License applications for these exports are reviewed under a presumption of denial.  In addition, BIS imposed new restrictions by which U.S. persons anywhere in the world are effectively barred from engaging in certain activities related to the development and production of semiconductors at PRC fabrication facilities meeting specified criteria, even if no items subject to the EAR are involved.

ACM Shanghai has determined that several of its customers have PRC-based facilities that meet the restricted criteria, and has also determined that several of its products may meet the parameters of export control classification numbers, or ECCNs, affected by the restrictions. Accordingly, depending on the details of the final implementation of these new restrictions and associated licensing policies, ACM may not be able to import, or may face substantial restrictions in importing, parts from the United States to support tool shipments to such facilities, or to be embedded into tools defined by affected ECCNs.  ACM and ACM Shanghai have implemented modifications to their existing business policies and practices in response to the new restrictions, including by imposing limitations on the activities of their U.S. persons and their supply chains more broadly to comply with the new regulations.

We believe that as a result of the new restrictions, several ACM Shanghai customers have significantly reduced production and related capital spending at facilities meeting the restricted advanced node capabilities. In addition, ACM Shanghai has experienced challenges as the companies in its supply chain adapt their policies to the new regulations. These factors had an adverse impact on ACM Shanghai’s shipments and sales in the three months ended December 31, 2022.  We anticipate these factors will continue to have an adverse impact on ACM Shanghai’s shipments and sales in future periods.

We cannot be certain what additional actions the U.S. government may take with respect to PRC entities, or whether such actions will impact our relationships with our PRC-based customers. Additional actions could take the form of further revisions to the Entity List or Unverified List, new export restrictions, additional tariffs or other trade restrictions.  It is also possible that other countries could adopt similar semiconductor-focused export controls to align with the October 2022 U.S. actions. Press reports indicate that two countries involved in ACM Shanghai’s current supply chain, Japan and the Netherlands, are currently considering similar measures. The introduction of multilateral semiconductor-focused export controls could further negatively impact ACM Shanghai’s supply chain from potentially affected countries and, indirectly, the ability of our customers in the PRC to scale their production.  We are unable to predict the duration of the restrictions imposed by the U.S. government or the effects of any future governmental actions by the U.S. or other countries that may impact our relationships with our PRC-based customers, any of which could have a long-term adverse effect on our business, operating results and financial condition.

Changes in government trade policies could limit the demand for our tools and increase the cost of our tools.

General trade tensions between the United States and the PRC escalated beginning in 2018. In each of July, August and September 2018, June and September 2019, and February 2020, the U.S. government imposed a round of new or higher tariffs on specified imported products originating from the PRC in response to what the U.S. government characterized as unfair trade practices. The PRC government responded to each of these rounds of U.S. tariff changes by imposing new or higher tariffs on specified products imported from the United States. Higher tariffs and additional rounds of tariffs have been suggested or threatened by U.S. and PRC officials.

The imposition of heightened tariffs on imports by both the U.S. and PRC governments and the surrounding economic uncertainty may negatively impact the semiconductor industry, including by reducing the demand of fabricators for capital equipment such as our tools. Further changes in trade policy, including by tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit the ability of our customers to manufacture or sell semiconductors or to make the manufacture or sale of semiconductors more expensive and less profitable, which could lead those customers to fabricate fewer semiconductors and to invest less in capital equipment such as our tools. In addition, if the PRC were to impose additional tariffs on raw materials, subsystems or other supplies that we source from the United States, our cost for those supplies would increase. As a result of any of the foregoing events, the imposition of new or additional tariffs may limit our ability to manufacture tools, increase our selling and/or manufacturing costs, decrease margins, or inhibit our ability to sell tools or to purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.

Changes in political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

Substantially all of our operations are conducted in the PRC, and a substantial majority of our revenue is sourced from the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in the PRC.

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

On November 12, 2020, then-U.S. President Trump issued an executive order, or the Order, establishing a new sanctions program designed to prohibit U.S. persons from entering into transactions in certain publicly traded securities, as well as derivatives and securities designed to provide investment exposure to such securities, of any “Communist Chinese military company,” or CCMC, as designated by the U.S. Department of Defense, or DOD, or the U.S. Secretary of the Treasury. Continued ownership of such securities by U.S. persons would be prohibited after a one-year divestment period from the time of designation of the issuer. A number of PRC issuers have been designated under this program and more could be added.

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

Certain of our investments may be subject to review by and approval from the U.S. Committee on Foreign Investment in the U.S., or CFIUS. In the event that CFIUS reviews one or more of our investments, there can be no assurances that we will be able to maintain or proceed with such investments on terms acceptable to us. Additionally, CFIUS may seek to impose limitations on one or more such investments that may prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued, which could adversely affect the performance of our investments and thus our overall performance. Certain of our stockholders may be non-U.S. investors, and in the aggregate, may comprise a substantial portion of our net asset value, which may increase the risks of such limitations being imposed in connection with investments pursued or made by us. Legislative and regulatory changes, including changes to agency practice, in the future may negatively impact our ability to realize value from certain existing and future investments, including by limiting exit opportunities or causing us to favor buyers that we believe are less likely to require CFIUS review, even in circumstances where other buyers may offer better terms or more consideration.

The U.S. Government is reportedly considering an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities outside the United States that could otherwise be advantageous to our stockholders.

The U.S. Government is reportedly considering imposing an outbound investment review mechanism similar to CFIUS that would review foreign investments made from the United States. It is not yet clear what form the mechanism would take, but reports suggest it could come quickly in the form of an Executive Order, or could be passed as part of legislation from Congress. In the event that such a review mechanism is implemented, it is possible that certain of our investments may require review or notification to the U.S. Government, and could be subject to mitigation or other restrictions. If implemented, similar to CFIUS reviews, there can be no assurances that we will be able to maintain or proceed with investments on terms acceptable to us. Such a mechanism could negatively impact our ability to realize value from certain existing and future investments, including by limiting exit opportunities or causing us to favor buyers that we believe are lower risk for the possible outbound investment reviews, even in circumstances where other buyers may offer better terms or more consideration. Furthermore, because the requirements have not yet been established, the range or extent of possible effects that could flow from such a measure cannot be determined with any degree of certainty at this time. It is possible that the outbound investment review mechanism could adversely affect our business, financial condition, and operating results.

We are subject to government regulation, including import, export, economic sanctions, and anti-corruption laws and regulations, that may limit our sales opportunities, expose us to liability and increase our costs.

Our products are subject to import and export controls in jurisdictions in which we distribute or sell our products. Import and export controls and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities.

Various countries regulate the importation of certain products through import permitting and licensing requirements and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, transfers within foreign countries and importation of our products, including by our partners, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations and penalties, or a denial or curtailment of exporting privileges. Complying with export control and sanctions laws for a particular sale may be time consuming, may increase our costs, and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, or similar laws in other jurisdictions, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may delay the introduction and sale of our products in international markets, require us to expend resources to seek necessary government authorizations or develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities, which could adversely affect our business, financial condition and operating results.

We are subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, as well as similar anti-bribery and anti-kickback laws and regulations in the United States and other jurisdictions. These laws and regulations generally prohibit companies and their intermediaries from offering or making improper payments to non-U.S. officials for the purpose of obtaining, retaining or directing business. Our exposure for violating these laws and regulations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Risks Related to Our STAR Listing

We may not achieve the results contemplated by our business strategy and our strategy for growth in the PRC may not result in increases in the price of Class A common stock.

We cannot assure you that we will realize any or all of our anticipated benefits of the STAR Listing and the STAR IPO, which may not have the anticipated effects of including the strengthening of our market position and operations in the PRC. ACM Shanghai continues to have broad discretion in the use of the proceeds from the initial sales of shares to investors and the proceeds from the STAR IPO, and it may not spend or invest those proceeds in a manner that results in our operating success or with which ACM Research stockholders agree. Our failure to successfully leverage the completion of the STAR Listing and the STAR IPO to expand our PRC business could result in a decrease in the price of the Class A common stock, and we cannot assure you that the success of ACM Shanghai will have an attendant positive effect on the price of the Class A common stock.

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

We conduct substantially all of our product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by COVID-19 and related restrictions on transportation and public appearances. In March 2022 several regions in China began to experience elevated levels of COVID-19 infections, and the PRC government instituted policies to restrict the spread of the virus, which are referred to as zero-COVID policies. The policies began with an increase of “spot quarantines,” under which a positive polymerase chain reaction, or PCR, or other tests would result in the quarantining of individual buildings, groups of buildings, or even full neighborhoods. The policies were later expanded to full-city restrictions, including in the City of Shanghai, where substantially all of our operations are located. COVID-19 related restrictions in Shanghai began to limit employee access to, and logistics activities of, our offices and production facilities in the Pudong district of Shanghai during in the first quarter of 2022, and therefore limited our ability to ship finished products to customers and to produce new products. Spot quarantines in mid-March 2022 began to impact a number of our employees and led to a closure of our administrative and R&D offices in Zhangjiang in the Pudong district. A subsequent restriction that encompassed the entire Pudong region of Shanghai was imposed in late March 2022 and impacted the operation of our Chuansha production facility.

In addition, in December 2022, the PRC government relaxed its zero-COVID policies, which resulted in large scale COVID-19 infections throughout China, including Shanghai. A significant number of ACM Shanghai employees were also infected, and in many cases missed work for one or several weeks, which caused administrative and operational challenges in late 2022 and early 2023. We cannot assure you that illnesses of ACM Shanghai employees, or of its customers, suppliers or other third parties, may not result in closures, reductions of PRC operations or production, or additional administrative inefficiencies in the upcoming months or quarters.

As the result of COVID-19 related restrictions in Shanghai, ACM Research’s indirect subsidiary ACM Shengwei may be unable to achieve certain performance milestones required by its Grant Contract for State-owned Construction Land Use Right in Shanghai City, and our liquidity, financial position and business would be adversely affected if ACM Shengwei is subject to penalties or loses its rights to the use of the granted land and any partially completed facilities on the land.

In 2020 ACM Shanghai, through its wholly-owned subsidiary ACM Shengwei, entered into a Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects), or the Grant Agreement, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, or the Grantor, in connection with ACM Shengwei’s obtaining of rights to use approximately 43,000 square meters (10.6 acres) of land in the Lingang Heavy Equipment Industrial Zone of Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone, or the Land Use Right, for a period of fifty years, commencing on the date of delivery of the land in July 2020, or the Delivery Date.

In connection with the Land Use Right, ACM Shengwei paid a performance deposit of RMB 12.3 million ($1.9 million) to secure its achievement of certain milestones, consisting of: (a) the start of construction within 6 months after the Delivery Date (60% of the performance deposit); (b) the completion of construction within 30 months after the Delivery Date (20% of the performance deposit), or Construction Completion Milestone; and (c) the start of production within 42 months after the Delivery Date (20% of the performance deposit), or Production Start Milestone. If the achievement of the Construction Completion Milestone or the Production Start Milestone is delayed or abandoned, ACM Shengwei may be subject to penalties and may lose its rights to both the use of the granted land and any partially completed facilities on that land.

As a result of COVID-19 related restrictions, ACM Shengwei has experienced delays and did not meet the Construction Completion Milestone. In December 2022, prior to the Construction Completion Milestone, ACM Shengwei successfully filed and received a six-month extension with respect to both the Construction Completion Milestone and the Production Start Milestone, which extended such milestones to July 9, 2023 and July 9, 2024, respectively. ACM Shengwei expects to receive a new grant agreement, Version 3.0, by the end of March 2023. There is no guarantee that ACM Shengwei will be able to meet the agreed to timeline, in which the portion of the performance deposit related to achieving the Construction Completion Milestone or the performance deposit related to achieving the Production Start Milestone may be subject to forfeiture. Additionally, if achievement of the Construction Completion Milestone is delayed for more than one year, the Grantor is entitled to terminate the Grant Agreement and take back the Land Use Right, in exchange for a refund of the grant fees for the remaining land use term after deducting the deposit agreed under the Grant Agreement and refund the deposit related to the Production Start Milestone. We cannot guarantee that the refund of the fees will reflect fair market value of the Land Use Right or that they would cover the expended costs of ACM Shengwei with respect to the Grant Agreement and the Land Use Right. Moreover, loss of the deposit, or more significantly, the Land Use Right could significantly negatively impact our liquidity, financial position and business.

The COVID‑19 pandemic could negatively impact our currently planned projects and investments in the PRC.

Our strategy includes a number of plans to support the growth of our core business. In November 2021 we completed the STAR Listing and STAR IPO with respect to shares of ACM Shanghai, in May 2020 ACM Shanghai, through its wholly owned subsidiary ACM Shengwei, entered into an agreement for a land use right in the Lingang region of Shanghai, and in July 2020 ACM Shengwei began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies, and will provide floor space to support significantly increase production capacity and related research and development activities. The extent to which COVID-19 impacts these projects will depend on future developments that are highly uncertain and cannot be predicted. If the disruptions posed by COVID‑19 and related government measures, or other matters of global concern, continue for an extensive period of time, our ability to consummate one or both of these planned projects could be materially adversely affected.

In September 2019 ACM Shanghai entered into a partnership agreement for the purposes of engaging in equity venture capital investments in strategic emerging and high-tech industries with a focus on the semiconductor industry. We cannot predict the ongoing effect that the COVID‑19 pandemic in the PRC will have on companies that would otherwise be desirable investments for the partnership, and the outbreak or related governmental actions could significantly impair the ability of the partnership to identify desirable investments or our ability to realize the anticipated benefits of the partnership.

Risks Related to Ownership of Class A Common Stock

Our management identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements that could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. The Sarbanes-Oxley Act requires us to, among other things, evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. As further discussed in “Item 9A. Controls and Procedures” of Part II of this report, our internal controls over financial reporting were not effective as of December 31, 2022 due to the existence of two material weaknesses in such controls.

In connection with the audit of our consolidated financial statements as of, and for the year ended, December 31, 2022, we identified two material weaknesses in our internal control over financial reporting related to:

(i) the fact that we did not design and maintain effective risk assessment procedures, and monitoring activities, including insufficient identification and assessment of risks impacting the design, implementation, and operating effectiveness of internal control over financial reporting, and insufficient evaluation and determination as to whether the components of internal control were present and functioning, and

(ii) the fact that we did not design and maintain effective information technology controls related to (a) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (b) computer operations controls to ensure that critical information is monitored, and data backups are authorized and monitored, (c) appropriate controls to evaluate automated controls, and (d) appropriate controls to validate the completeness and accuracy of key reports used within controls across substantially all financial statement areas. As of December 31, 2022, we determined that the above mentioned material weaknesses had not been remediated.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The process of designing and implementing effective internal controls and procedures and remediating the material weaknesses will be a continual effort that may require us to expend significant resources to establish and maintain a system of controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we take will be sufficient to remediate the material weaknesses or that we will implement and maintain adequate controls over our financial processes and reporting in the future in order to avoid additional material weaknesses or control or significant deficiencies in our internal control over financing reporting. If our remediation efforts are not successful or other material weaknesses or control or significant deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the trading price of Class A common stock to decline. Moreover, ineffective controls could significantly hinder our ability to prevent fraud. For further information, see “Item 9A. Controls and Procedures” of Part II of this report.

The market price of Class A common stock has been and may continue to be volatile, which could result in substantial losses for investors purchasing our shares.

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

In recent years, the stock market in general, and Nasdaq in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations.  Further, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies.  Similar litigation may be instituted against us in the future, which could result in substantial costs and a diversion of our management’s attention and resources.

Few if any companies with stock publicly traded in the United States have effected a STAR Market listing of stock of a PRC-based subsidiary, and it is therefore difficult to predict the effect of the STAR Listing and STAR IPO on the Class A common stock.

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

Class B common stock has twenty votes per share and Class A common stock has one vote per share. As of February 22, 2023, stockholders who hold shares of Class B common stock, who consist principally of our executive officers, employees, directors and their respective affiliates, collectively held 64% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between Class B and Class A common stock, holders of Class B common stock collectively will continue to control a majority of the combined voting power of Class A common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 4.8% of all outstanding shares of Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of Class A common stock.

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

•	when the outstanding shares of Class B common stock represent less than a majority of the combined voting power of common stock;
•	amendments to our charter or bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;
•	vacancies on the board of directors will be able to be filled only by the board and not by stockholders;
•	the board, which currently is not staggered, will be automatically separated into three classes with staggered three-year terms;
•	directors will only be able to be removed from office for cause; and
•	our stockholders will only be able to take action at a meeting and not by written consent;
•	only our chair, our chief executive officer or a majority of our directors is authorized to call a special meeting of stockholders;
•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•	our charter authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and
•	cumulative voting in the election of directors is prohibited.

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

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies which could adversely affect our business, operating results and financial condition.

As a public company, we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities and Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of Nasdaq. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve as our executive officers or on the board of directors, particularly to serve on the audit and compensation committees.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires our management to perform system and process evaluation and testing to allow it to report on the effectiveness of our internal control over financial reporting.

Investor perceptions of our company may suffer if deficiencies are found, which could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.  See “—Our management identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements that could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.”

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have occupied our current corporate headquarters in Fremont, California, since February 2008, under a lease that, after an amendment in February 2021, now extends through March 31, 2023.

We conduct research and development, and service support operations at ACM Shanghai’s headquarters located in the Zhangjiang Hi Tech Park in Shanghai. We have leased this facility since 2007 and our lease currently extends until December 31, 2024.

In January 2018, ACM Shanghai entered into an operating lease for a second manufacturing space located in Shanghai, ten miles from its headquarters. The lease covers a total of 103,318 square feet, of which 100,000 square feet are allocated for production. Our lease currently extends until January 15, 2028.

In February 2021, ACM Shanghai entered into an operating lease for a second building located adjacent to the above-mentioned second manufacturing space to provide additional manufacturing space.  The lease covers approximately 106,076 square feet of which 100,000 square feet are allocated for production.  Our lease currently extends until July 15, 2024. In July 2022, ACM Shanghai entered into an operating lease for a third building to provide additional manufacturing and warehousing space.

In addition, we provide sales support and customer service operations from leased office space in Jiangyin and Wuxi in the PRC and Icheon in South Korea.

In May 2020 ACM Shanghai, through its wholly owned subsidiary ACM Shengwei, entered into an agreement for a 50-year land use right in the Lingang region of Shanghai. In July 2020 ACM Shengwei began a multi-year construction project for a new development and production center, with the objective of commencing production at the new facility in 2023. The planned 1,000,000 square foot facility will incorporate state-of-the-art manufacturing systems and automation technologies and will provide the floor space to support significantly more production capacity and related research and development activities when fully staffed and supplied.

In connection with the Lingang facility project, on October 28, 2020, a wholly owned subsidiary of ACM Shengwei entered into Shanghai Public Rental Housing Overall Pre-Sale Contracts with Shanghai Lingang Industrial Zone Public Rental Housing Construction and Operation Management Co., Ltd. for an aggregate price to us of approximately $40 million. ACM Shengwei’s subsidiary received ownership of the apartment units and corresponding land use rights in January 2022 as part of a pilot project of public rental housing in the “rent before sale” park in the Lingang Industrial Zone. The contracts stipulate that, for a ten-year term, ACM Shengwei’s subsidiary is obligated to manage the apartment units for public rental use in accordance with public rental housing standards and must rent the apartment units to employees of ACM Shanghai and its subsidiaries who work in the Lingang Industrial Zone. After that ten-year period expires, ACM Shengwei’s subsidiary may use the apartment units as stock of commercial housing and may sell them separately in sets.

On December 15, 2022, ACM Shanghai entered into an agreement with Shanghai Zhangtou Guoju Cultural Development Company, LTD., the seller, and Shanghai United Assets and Equity Exchange Co., LTD., to purchase facilities in the ZhangJiang free trade zone, part of the Pudong district of Shanghai, for an aggregate price of 356.0 million RMB million ($51.1 million). Subsequent to additional tax payments and other obligations totaling RMB 90.8 million ($13.0  million), ACM Shanghai expects to  receive ownership of the facilities in 2023.  This facility will serve as the corporate headquarters for ACM Shanghai, consisting of four buildings for administrative and R&D office use.

Item 3.	Legal Proceedings

From time to time we may become involved in other legal proceedings or may be subject to claims arising in the ordinary course of our business. Although the results of these proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2022, the Company had no outstanding legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information Regarding the Trading of Common Stock

The Class A common stock has traded on NASDAQ Global Market under the symbol “ACMR” since November 3, 2017. The Class B common stock is not listed or traded on any stock exchange.

Holders of Common Stock

As of February 22, 2023, there were 54,681,261 shares of Class A common stock outstanding held of record by 46 stockholders. The actual number of holders of Class A common stock is substantially greater and includes stockholders who are beneficial owners and whose shares are held of record by banks, brokers, and other financial institutions.

As of February 22, 2023, there were 5,021,811 shares of Class B common stock held of record by 16 stockholders.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2023 Annual Meeting of Stockholders and is incorporated by reference herein.

Sales of Unregistered Securities

During the three months ended December 31, 2022, ACM Research issued, pursuant to the exercise of stock options at a per share exercise price of $0.50 per share, an aggregate of 179,514 shares of Class A common stock that were not registered under the Securities Act of 1933.  We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.

Sale Date	Exercised Shares (Net)
October 25, 2022	50,387
November 3, 2022	25,481
November 14, 2022	35,530
November 22, 2022	35,327
December 2, 2022	26,189
December 12, 2022	6,600
Total	179,514

Performance Graph

The following graph compares the total return of an investment of $100 in cash at the closing price of November 3, 2017, which is the date our common stock first began trading on Nasdaq, through December 31, 2022 for (1) our common stock, (2) the Russell 1000 index, and (3) the Nasdaq Composite Index. All values assume reinvestment of all dividends.   Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among ACM Research, Inc., the Nasdaq Index, and the Russell 1000 Index

	Base
	Period		Years Ending
Company Name/Index	11/3/17	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
ACM Research, Inc.	$100	$87	$180	$305	$1,343	$1,409	$382
Russell 1000 Index	$100	$103	$97	$124	$148	$157	$123
Nasdaq Composite Index	$100	$102	$98	$133	$191	$231	$155

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We supply advanced, innovative capital equipment developed for the global semiconductor industry. Fabricators of advanced integrated circuits, or chips, can use our wet-cleaning and other front-end processing tools in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these tools for use in fabricating foundry, logic and memory chips, including DRAM 3D NAND-flash memory chips, and compound semiconductor chips. We also develop, manufacture and sell a range of advanced packaging tools to wafer assembly and packaging customers.

We are focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our tools have been developed using our key proprietary technologies:
●	SAPS technology for flat and patterned wafer surfaces, which employs alternating phases of megasonic waves to deliver megasonic energy in a highly uniform manner on a microscopic level;
●	TEBO technology for patterned wafer surfaces at advanced process nodes, which provides effective, damage-free cleaning for 2D and 3D patterned wafers with fine feature sizes;
●
Tahoe technology for cost and environmental savings, which delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools; and

●
ECP technology for advanced metal plating, which includes Ultra ECP ap, or Advanced Packaging, technology for back-end assembly processes, Ultra ECP 3d for through-silicon-via, or tsv, and Ultra ECP map, or Multi-Anode Partial Plating, technology for front-end wafer fabrication processes.

In 2020, 2021 and 2022 we introduced and delivered a range of new tools intended to broaden our revenue opportunity with global semiconductor manufacturers.  Product extensions include the Ultra SFP ap tool for advanced packaging solutions, the Ultra C VI  18-chamber single wafer cleaning tool for advanced memory devices, and the Ultra ECP 3d platform for through-silicon-via, or tsv, application. New product lines include the Ultra fn Furnace, our first dry processing tool, and a suite of semi-critical cleaning systems which include single wafer back side cleaning, scrubber, and auto bench cleaning tools.

We added two major new product categories in 2022 with the launch of the Ultra Pmax™ PECVD tool, which is equipped with a proprietary designed chamber, gas distribution unit and chuck, and is intended to provide better film uniformity, reduced film stress, and improved particle performance, and the introduction of the Ultra Track tool, a 300mm process tool that delivers uniform air downflow, fast robot handling and customizable software to address specific customer requirements, and has multiple features that enhance performance across defectivity, throughput, and cost of ownership.

We conduct a substantial majority of our product development, manufacturing, support and services in the PRC, with additional product development and subsystem production in South Korea. Substantially all of our integrated tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 236,000 square feet of floor space for production capacity, with 100,000 square feet having been added in 2021 with the lease of a second building in the Pudong region of Shanghai. In May 2020 ACM Shanghai, through its wholly owned subsidiary ACM Shengwei, entered into an agreement for a land use right in the Lingang region of Shanghai. In 2020 ACM Shengwei began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies and will provide floor space to support significantly increased production capacity and related R&D activities. We expect to complete construction of the first Lingang manufacturing building and commence initial production in the second half of 2023 timeframe.  See “Item 2. Properties” of Part I of this report.

Our experience has shown that chip manufacturers in the PRC and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO, Tahoe, ECP, furnace, PECVD, Track, and other technologies, and enable us to design innovative products and solutions to address their needs.

Our Independent Registered Public Accounting Firm

The HFCA Act requires that the PCAOB determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction.  BDO China had been our independent registered public accounting firm in recent years, including for the year ended December 31, 2021. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was enacted on December 29, 2022 under the Consolidated Appropriations Act, 2023, as further described below. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong, including BDO China, because of positions taken by PRC authorities in those jurisdictions. On March 30, 2022, based on this determination, ACM Research was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms operating in the PRC” of this report for more information. Under current regulations, if ACM Research were to be included on this list for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless.

On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in the PRC and Hong Kong in 2022 and vacated its previous December 16, 2021 determination to the contrary. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in the PRC and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. PRC authorities will need to ensure that the PCAOB continues to have full access for inspections and investigations in 2023 and beyond. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in the PRC and Hong Kong, among other jurisdictions. If the PRC authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, the SEC would prohibit trading in the securities of issuers engaging those audit firms, as required under the HFCA Act. Further, on December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law by U.S. President Biden, which, among other things, amended the HFCA Act to reduce the number of consecutive non-inspection years that would trigger the trading prohibition under the HFCA Act from three years to two years (originally such threshold under the HFCA Act was three consecutive years), and so that any foreign jurisdiction could be the reason why the PCAOB does not have complete access to inspect or investigate a company’s public accounting firm (originally the HFCA Act only applied if the PCAOB’s ability to inspect or investigate was due to a position taken by an authority in the jurisdiction where the relevant public accounting firm was located).

In addition, on June 30, 2022, stockholders of ACM Research ratified the appointment of Armanino LLP as our independent auditor for the year ended December 31, 2022. Armanino LLP is neither headquartered in the PRC or Hong Kong nor was it subject to the determinations announced by the PCAOB on December 16, 2021, which determinations were vacated by the PCAOB on December 15, 2022, and, subsequent to the filing of this report, we do not believe ACM Research will appear  on the “Conclusive list of issuers identified under the HFCAA” for a second time.

STAR Listing and IPO

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

Following the completion of the STAR IPO, ACM Shanghai’s shares began trading on the STAR Market under the stock code 688082. In the STAR IPO, ACM Shanghai issued 43,355,753 shares, representing ten percent of the total 433,557,100 shares outstanding after the STAR IPO.  The shares were issued at a public offering price of RMB 85.00 per share, and the proceeds of the STAR IPO totaled approximately $545.5 million, net of fees and expenses. Upon completion of the STAR IPO, ACM owned approximately 82.5% of the outstanding ACM Shanghai shares. The net proceeds of the STAR IPO are expected to be used to fund:

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

Restrictions Imposed by the U.S. Department of Commerce on PRC-Based Semiconductor Producers

Substantially all of ACM Shanghai’s customers and a significant portion of its operations are based in the PRC.  In 2022, 43.8% of our revenue was derived from three customers: The Huali Huahong Group, a leading PRC-based foundry, accounted for 18.2% of our revenue; SMIC, a leading PRC-based foundry, accounted for 15.6% of our revenue, and YMTC, a leading PRC-based memory chip company, together with one of its subsidiaries, accounted for 10.0% of our revenue.  In 2021, 48.9% of our revenue was derived from two PRC-based customers: The Huali Huahong Group accounted for 28.1% of our revenue and YMTC accounted for 20.8% of our revenue.

In early October 2022, the U.S. government enacted new rules aimed at restricting U.S. support for the PRC’s ability to manufacture advanced semiconductors. The rules include new export license requirements for exports, re-exports or transfers to or within the PRC of additional types of semiconductor manufacturing items, items for use in manufacturing designated types of semiconductor manufacturing equipment in the PRC, and semiconductor manufacturing equipment for use at certain IC manufacturing and development facilities in the PRC.  In addition, the U.S. government imposed new restrictions by which U.S. persons anywhere in the world are effectively barred from engaging in certain activities related to the development and production of semiconductors at PRC fabrication facilities meeting specified criteria, even if no items subject to the EAR are involved.

ACM Shanghai has determined that several of its customers have PRC-based facilities that meet the restricted criteria, and has also determined that several of its products may meet the parameters of export control classification numbers, or ECCNs, affected by the restrictions. Accordingly, depending on the details of the final implementation of these new restrictions and associated licensing policies, ACM may not be able to import, or may face substantial restrictions in importing, parts from the United States to support tool shipments to such facilities, or to be embedded into tools defined by affected ECCNs.  ACM and ACM Shanghai have implemented modifications to their existing business policies and practices in response to the new restrictions, including by imposing limitations on the activities of their U.S. persons and their supply chains more broadly to comply with the new regulations.

We believe that as a result of the new restrictions, several ACM Shanghai customers have significantly reduced production and related capital spending at facilities meeting the restricted advanced node capabilities. In addition, ACM Shanghai has experienced challenges as the companies in its supply chain adapt their policies to the new regulations. These factors had an adverse impact on ACM Shanghai’s shipments and sales in the three months ended December 31, 2022.  We anticipate these factors will continue to have an adverse impact on ACM Shanghai’s shipments and sales in future periods. See “Item 1A. Risk Factors—Regulatory Risks—Our ability to sell our tools to Chinese customers has been impacted, and will likely to be materially and adversely impacted, by export license requirements, other regulatory changes, or other actions taken by the U.S. or other governmental agencies” for more information.

COVID–19 Pandemic

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

In March 2022, several regions in China began to experience elevated levels of COVID-19 infections, and the PRC government instituted policies to restrict the spread of the virus, which are referred to as zero-COVID policies. The policies began with an increase of “spot quarantines,” under which a positive polymerase chain reaction (PCR) or other test would result in the quarantining of individual buildings, groups of buildings, or even full neighborhoods. The policies were later expanded to full-city quarantines, including in the City of Shanghai, where substantially all of ACM Shanghai’s operations are located. COVID-19 related restrictions in Shanghai began to limit employee access to, and logistics activities of, ACM Shanghai’s offices and production facilities in the Pudong district of Shanghai in March 2022, and therefore limited ACM Shanghai’s ability to ship finished products to customers and to produce new products. Spot quarantines in mid-March 2022 began to impact a number of ACM Shanghai’s employees and led to a closure of ACM Shanghai’s administrative and R&D offices in Zhangjiang in the Pudong district. A subsequent quarantine of the entire Pudong region of Shanghai was imposed in late March 2022 and impacted the operation of ACM Shanghai’s Chuansha production facility. Furthermore, a number of our customers have substantial operations based in operations areas of the PRC, including in the City of Shanghai, subject to the full-city restrictions, which began limiting the operations of those customers in the first quarter of 2022, including inhibiting their ability to receive, implement and operate new tools for their manufacturing facilities. As a result, in some cases, ACM Shanghai was required to defer shipments of finished products to these customers because of operational and logistics limitations affecting customers rather than, or in addition to, ACM Shanghai.

In late April 2022, ACM Shanghai began to resume some operations at the Chuansha manufacturing site using the “closed loop method,” in which a limited collection of workers remains together as a group between a single hotel, the ACM Shanghai facility, and a dedicated bus transportation route, also referred to as “two points and one line,” and had resumed substantially all of its Chuansha manufacturing site operations by the end of the second quarter of 2022.

In mid-June 2022, substantially all of ACM Shanghai’s R&D and administrative employees at its Zhangjiang facility were allowed to return to work under strict safety protocols after a period of restricted access to the building that for many employees was partially mitigated by being able to work from home. ACM Shanghai established several policies to help avoid or limit future outbreaks among employees and thus protect employee safety and limit the possibility of a facility reclosing.

The effects of the PRC restrictions continued for several months, with a gradual return of PRC operations, production capacity, and global logistics as Shanghai and other areas in the PRC began to reopen. We cannot assure you that closures or reductions of PRC operations or production, whether of ACM Shanghai or of some of its key customers, may not be extended in the future as the result of business interruptions arising from protective measures being taken by the PRC and other governmental agencies or of other consequences of COVID-19.

In December 2022, the PRC government relaxed its zero-COVID policies, which resulted in large scale COVID-19 infections throughout China, including Shanghai. A significant number of ACM Shanghai employees were also infected, and in many cases missed work for one or several weeks, which caused administrative and operational challenges in late 2022 and early 2023. We cannot assure you that illnesses of ACM Shanghai employees, or  of its customers, suppliers or other third parties, may not result in closures, reductions of PRC operations or production, or additional administrative inefficiencies in the upcoming months or quarters.

Our corporate headquarters are located in Fremont, California in the San Francisco Bay Area and are the subject of a number of state and county public health directives and orders. These actions have not negatively impacted our business to date, however, because of the limited number of employees at our headquarters and the nature of the work they generally perform. To date we have not experienced absenteeism of management or other key employees, other than certain of our executive officers being delayed in traveling between the PRC, our California office, and other global locations, and a significant number of ACM Shanghai employees missing work in late 2022 and early 2023 for one or several weeks due to COVID-19 related illness following relaxation of the PRC’s zero-COVID policies in December 2022.

•
Customers: Our customers’, including the customers of ACM Shanghai, business operations have been, and are continuing to be, subject to business interruptions arising from the COVID–19 pandemic. Historically substantially all of our revenue has been derived from customers located in the PRC and surrounding areas that have been impacted by COVID–19. Three customers that accounted for 43.8% of our revenue in 2022 are based in the PRC, two customers that accounted for 48.9% of our revenue in 2021 are based in the PRC, and three customers that accounted for 75.8% of our revenue in 2020 are based in the PRC. One of those customers, YMTC — which, together with one of its subsidiaries, accounted for 10.0% of our 2022 revenue, 20.8% of our 2021 revenue, and 26.8% of our 2020 revenue, — is based in Wuhan. While YMTC and other key customers continued to operate their fabrication facilities without interruption during and after the first quarter of 2020, some customers have been forced to restrict access of service personnel and deliveries to and from their facilities. We have experienced longer and, in some cases, more costly shipping expenses in the delivery of tools to certain customers.

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

During the first six months of 2022, we experienced a negative impact to revenue and shipments as a result of restricted access and logistics to our Shanghai-based production and administrative facilities. Thirteen tools amounting to $13 million in revenue and $24 million in shipments that could not be shipped to customers in the three-months ended March 31, 2022 were subsequently shipped in the three months ended June 30, 2022. As a result of the restrictions, we experienced a modest increase to operational costs due to increased logistics costs and inefficiencies that resulted from the restrictions, and an increase in cash used in operations due in part to an increase in accounts receivables that resulted from a shift of shipments towards the latter part of the period.

During the year ended December 31, 2022, we experienced general inefficiencies in administrative, research and development and other activities due to some employees who were required to quarantine ‘in place’ at their residence due presumably to the detected possible exposure to COVID-19. In many cases, the employees were able to work remotely to mitigate the effects. With the relaxation of the PRC’s zero-COVID policies in December 2022, and the subsequent widespread infections of China’s population, we anticipate potential impacts to our PRC operations in the foreseeable future.

Key Components of Results of Operations

Revenue

We develop, manufacture and sell innovative capital equipment to the global semiconductor industry. Since we sell tools to a small number of customers and we customize those tools to fulfill the customers’ specific requirements, our revenue generation fluctuates, depending on the length of the sales, development and evaluation phases:
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

●
Fulfillment. We seek to obtain a purchase order for a tool from three to four months in advance of the expected delivery date. Depending upon the nature of a customer’s specifications, the lead time for production of a tool generally will extend from two to four months. The lead-time can be more than six months, however, and in some cases, we may need to begin producing a tool based on a customer’s non-binding forecast, rather than waiting to receive a binding purchase order.

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

Because of the relatively large purchase prices of our tools, customers generally pay in installments. For a customer’s repeat purchase of a particular type of tool, the specific payment terms are negotiated in connection with acceptance milestones of a purchase order. Based on our experience with repeat sales of our tools, we expect that we will receive an initial payment upon delivery of a tool in connection with a repeat purchase, with the balance being paid after the tool has been tested and accepted by the customer. Our sales arrangements for repeat purchases do not include a general right of return.

Based on our market experience, we believe that implementation of our equipment by one of our selected leading companies will attract and encourage other manufacturers to evaluate our equipment, because the leading company’s implementation will serve as validation of our equipment and will enable the other manufacturers to shorten their evaluation processes. We placed our first SAPS-based tool in 2009 as a prototype. We worked closely with the customer for two years in debugging and modifying the tool, and the customer then spent two more years of qualification and running pilot production before beginning volume manufacturing. We expect that the period from new product introduction to high volume manufacturing will be three years or less in the future. Please see “Item 1A. Risk Factors— Risks Related to Our Business and Our Industry—We depend on a small number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could have a material adverse effect on our revenue and operating results. There are also a limited number of potential customers for our products.”

Substantially all of our sales in 2022, 2021 and 2020 were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.

We utilize ASC 606 which was adopted in 2018 set forth in Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), of the Financial Accounting Standards Board, or FASB, regarding the recognition, presentation and disclosure of revenue in our financial statements as described below under “—Critical Accounting Estimates—Revenue Recognition.”

We offer extended maintenance service contracts to provide services such as trouble-shooting or fine-tuning tools, and installing spare parts, following expiration of applicable initial standard assurance type warranty coverage periods, which for sales to date have extended from 12 to 36 months as described under “—Critical Accounting Estimates—Warranty.” In 2022, 2021 and 2020, we received payments for parts and labor for service activities provided from time to time, but as of December 31, 2022 we had not yet entered into extended maintenance service contracts with respect to the substantial majority of tools for which initial warranty coverage had expired. We expect to enter into extended maintenance service contracts with customers as additional initial warranties expire, but we do not expect revenue from extended maintenance service contracts to represent a material portion of our revenue in the future.

The loss or delay of multiple large sale transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is lost or delayed, as described under “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of Class A common stock.” It is difficult to predict accurately when, or even if, we can complete a sale of a tool to a potential customer or to increase sales to any existing customer. Our tool demand forecasts are based on multiple assumptions, including non-binding forecasts received from customers years in advance, each of which may introduce error into our estimates. Difficulties in forecasting demand for our tools make it difficult for us to project future operating results and may lead to periodic inventory shortages or excess spending on inventory or on tools that may not be purchased, as further described in “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—Difficulties in forecasting demand for our tools may lead to periodic inventory shortages or excess spending on inventory items that may not be used.”

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

As our customer base and tool installations continue to grow, we will need to hire additional manufacturing personnel. The rates at which we add customers and install tools will affect the level and time of this spending. In addition, because we often import components and spare parts from the United States, we have experienced, and expect to continue to experience, the effect of the currency fluctuations on our cost of revenue.

Gross Margin

 We generally expect gross margin to range between 40% and 45% for the foreseeable future, with direct manufacturing costs approximating 50% to 55% of revenue and overhead costs totaling approximately 5% of revenue.

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

A significant portion of our raw materials are denominated in the RMB, while the majority of our purchase orders are denominated in U.S. dollars. As a result, fluctuations in currency exchange rates may have a significant effect on our gross margin.

Operating Expenses

We have experienced, and expect to continue to experience, growth in the absolute dollar amount of our operating expenses, as we invest to support the anticipated growth of our customer base and the continued development of proprietary technologies.

Sales and Marketing

Sales and marketing expense consists primarily of:
●	compensation of personnel associated with pre- and after-sales support and other sales and marketing activities, including stock-based compensation;
●	sales commissions paid to independent sales representatives;
●	fees paid to sales consultants;
●	cost of trade shows;
●	costs of tools built for promotional purposes for current or potential new customers;
●	travel and entertainment; and
●	allocated overhead for rent and utilities.

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

Research and Development

Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:
●	compensation of personnel associated with our research and development activities, including stock-based compensation;
●	costs of components and other research and development supplies;
●	costs of tools built for product development purposes;
●	travel expense associated with the research of technical requirements for product development purposes and testing of concepts under consideration;
●	amortization of costs of software used for research and development purposes; and
●	allocated overhead for rent and utilities.

Some of our research and development has been funded by grants from the PRC government, as described in “—PRC Government Research and Development Funding” below.

General and Administrative

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

The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds ACM Shanghai receives. Grant amounts are recognized in our statements of operations and comprehensive income (loss) as follows:

●
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2022, 2021 and  2020, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income (loss) were $1.2 million, $11.3 million, and $2.7 million, respectively.

●
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the years ended December 31, 2022, 2021 and 2020, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income (loss) were $0.3 million, $0.2 million, and $0.1 million,  respectively.

Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities (see note 13 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”) in the consolidated balance sheet until the criteria for such recognition are satisfied.

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

We believe that the assumptions, judgments and estimates involved in the accounting for the following accounting policies have the greatest potential impact on our consolidated financial statements, and we therefore consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 in the notes to consolidated financial statements.

Revenue Recognition

We derive revenue principally from the sale of semiconductor capital equipment. Revenue from contracts with customers is recognized using the following five steps pursuant to ASC Topic 606, Revenue from Contracts with Customers:

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

The unit of account for revenue recognition is a performance obligation (a good or service). A contract may contain one or more performance obligations. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise, performance obligations are combined with other promised goods or services until we identify a bundle of goods or services that is distinct. Promises in contracts which do not result in the transfer of a good or service are not performance obligations, as well as those promises that are administrative in nature, or are immaterial in the context of the contract. We have addressed whether various goods and services promised to the customer represent distinct performance obligations. We applied the guidance of ASC Topic 606 in order to verify which promises should be assessed for classification as distinct performance obligations. Our performance obligations in connection with a sale of equipment generally include production, delivery, installation, training and software updates.

Given that our products are customized based on specifications of our customers, we determine that the promise to the customer is to provide a customized product solution. The product and customization services are inputs into the combined item for which the customer has contracted and, as a result, the product and installation services are not separately identifiable and are combined into a single performance obligation. Delivery of goods to a customer is not a separate performance obligation since control of the goods normally does not transfer to the customer before shipment. Our warranties provide assurance that our products will function as expected and in accordance with certain specifications. Our warranties are intended to safeguard the customer against existing defects and do not provide any incremental service to the customer. They are not separate performance obligations and accounted for under ASC 460, Guarantees. Production, delivery, installation, training and software updates, are a single unit of accounting.

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

For some sale contracts, in addition to the sale of semiconductor capital equipment, we also provide certain spare parts to the customers. We defer revenue associated with spare parts sold together with our tool products, including production, delivery, installation, training, and software updates which are accounted for as one performance obligation, based on stand-alone observable selling prices for which we receive payments in advance and recognize the revenue upon the subsequent shipment of the spare parts, which is expected within one year. The deferred revenue for spare parts was $4.2 million and $3.2 million at December 31, 2022 and 2021, respectively.

Revenue is recognized when we satisfy each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time (upon the acceptance of the products or upon the arrival at the destination as stipulated in the shipment terms) in a sale arrangement. In general, we recognize revenue when a tool has been demonstrated to meet the customer’s predetermined specifications and is accepted by the customer. In the following circumstances, however, we recognize revenue upon shipment or delivery, when legal title to the tool is passed to a customer as follows:

●	When the customer has previously accepted the same tool with the same specifications and we can objectively demonstrate that the tool meets all of the required acceptance criteria;
●	When the sales contract or purchase order contains no acceptance agreement and we can objectively demonstrate that the tool meets all of the required acceptance criteria;
●	When our sales arrangements do not include a general right of return.

We offer maintenance services, which consist principally of the installation and replacement of parts and small-scale modifications to the equipment. The related revenue and costs of revenue are recognized when parts have been delivered and installed and the customers have obtained control of the parts.

We incur costs related to the acquisition of our contracts with customers in the form of sales commissions. Sales commissions are paid to third party representatives and distributors. Contractual agreements with these parties outline commission structures and rates to be paid. Generally speaking, the contracts are all individual procurement decisions by the customers and are not for significant periods of time, nor do they include renewal provisions. As such, all contracts have an economic life of significantly less than a year. Accordingly, we expense sales commissions when incurred. These costs are recorded within sales and marketing expenses. We, therefore, do not have contract assets.

We do not incur any costs to fulfill the contracts with customers that are not already reported in compliance with another applicable standard (for example, inventory or plant, property and equipment).

We receive payments from customers prior to the transfer of control either upon contract sign-off and/or the delivery of evaluation tools, which are recorded as advances from customers.

Stock-Based Compensation

We account for grants of stock options based on their grant date fair value and recognize compensation expense over the vesting periods. We estimate the fair value of the stock options granted with a service period-based condition at the date of grant using the Black-Scholes option pricing model. We estimate the fair value of the stock options granted with a market-based condition at the date of grant using the Monte Carlo simulation model.

For options granted with a service period-based condition, stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. We estimate the fair value of these stock option grants using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award and (d) the expected dividend yield.

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

Inventory

Inventories consist of finished goods, raw materials, work-in-process and consumable materials. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Inventory is stated at the lower of cost and net realizable value of the inventory at December 31, 2022 and 2021. The cost of a general inventory item is determined using the weighted average method. The cost of an inventory item purchased specifically for a customized tool is determined using the specific identification method. Market value is determined as the lower of replacement cost and net realizable value, which is the estimated selling price, in the ordinary course of business, less estimated costs to complete or dispose.

We assess the recoverability of all inventories quarterly to determine if any adjustments are required. We write down excess or obsolete tool-related inventory based on management’s analysis of inventory levels and forecasted 12-month demand and technological obsolescence and spare parts inventory based on forecasted usage. These factors are affected by market and economic conditions, technology changes, new product introductions and changes in strategic direction, and they require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and those differences may have a material effect on recorded inventory values. During the twelve months ended December 31, 2022 and, 2021, inventory write-downs of $2.2 million and $0.1 million were recognized in cost of revenue, respectively.

Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges.

Allowance for Doubtful Accounts

Accounts receivables are reflected in our consolidated balance sheets at their estimated collectible amounts. A substantial majority of our accounts receivable are derived from sales to large multinational semiconductor manufacturers in Asia. We follow the allowance method of recognizing uncollectible accounts receivable, pursuant to which we regularly assess our ability to collect outstanding customer invoices and make estimates of the collectability of accounts receivable. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (a) accounts receivable and historical bad debts experience, (b) any circumstances of which we are aware of a customer’s inability to meet its financial obligations, (c) changes in our customer payment history, and (d) our judgments as to prevailing economic conditions in the industry and the impact of those conditions on our customers. If circumstances change, such that the financial conditions of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to record additional allowances, which would result in a reduction of our net income.  No allowance for doubtful accounts was considered necessary at December 31, 2022 or 2021.

Valuation of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of an asset may not be fully recoverable or that the useful life is shorter than we had originally estimated. When these events or changes occur, we evaluate the impairment of the long-lived assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying value of the assets, we recognize an impairment loss based on the excess of the carrying value over the fair value. No impairment charge was recognized in 2022 and 2021.

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

We maintained a partial valuation allowance as of December 31, 2022 with respect to certain net deferred tax assets based on our estimates of recoverability. We determined that the partial valuation allowance was appropriate given our historical operating losses and uncertainty with respect to our ability to generate profits from our business model sufficient to take advantage of the deferred tax assets in all applicable tax jurisdictions.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Interest and penalties related to uncertain tax positions are recorded in the provision for income tax expense on the consolidated statements of operations.

Warranty

We have provided standard assurance type warranty coverage on our tools for 12 to 36 months, covering labor and parts necessary to repair a tool during the warranty period.  We account for the estimated warranty cost as sales and marketing expense at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, we calculate a rate of warranty expenses to revenue to determine the estimated warranty charge. We update these estimated charges on a regular basis. The actual product performance and field expense profiles may differ, and in those cases, we adjust our warranty accruals accordingly.  As of December 31, 2022 and 2021, we had accrued $8.8 million and $6.6 million, respectively, in liability contingency for potential warranty claims.

Financial Liability Carried at Fair Value

As described in note 15 in the Notes to Consolidated Financial Statements, in preparation for the STAR IPO we entered into two agreements with Shengxin (Shanghai) Management Consulting Limited Partnership, or SMC, relating to outstanding obligations for which we had agreed to deliver certain consideration. We accounted for this consideration as a financial liability and applied fair value option methodology to measure the consideration in accordance with ASC, Financial Instruments, (i.e., ASC 825-10-15-4a). On July 29, 2020 we entered into an amended agreement with SMC under which, in settlement of the financial liability, we issued to SMC a warrant to purchase shares of Class A common stock. The financial liability was remeasured to fair value as of July 29, 2020 and was retired upon issuance of the warrant. The warrant was initially measured at fair value at the issuance date and classified as permanent equity in accordance with ASC Topic 815, Derivatives and Hedging. Estimates related to this item required significant judgment, and a change in the estimates could have a material effect on our results of operations during the periods involved.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements we expect will have an impact when adopted, see note 2 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”

Results of Operations

The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Year Ended December 31,
	2022	2021	2020
Revenue	100.0%	100.0%	100.0%
Cost of revenue	52.8	55.8	55.6
Gross margin	47.2	44.2	44.4
Operating expenses:
Sales and marketing	10.3	10.3	10.7
Research and development	16.0	13.2	12.2
General and administrative	5.8	5.9	7.8
Total operating expenses, net	32.0	29.3	30.7
Income from operations	15.2	14.9	13.7
Interest income (expense), net	1.8	(0.1)	(0.1)
Change in fair value of financial liability	-	-	(7.6)
Realized gain from sale of trading securities	0.3	-	-
Unrealized gain (loss) on trading securities	(2.0)	0.2	8.0
Other income (expense), net	0.9	(0.2)	(2.2)
Equity income in net income of affiliates	1.2	1.8	0.4
Income before income taxes	17.4	16.5	12.3
Income tax benefit (expense)	(4.3)	(0.1)	1.5
Net income	13.0	16.4	13.8
Less: Net income attributable to non-controlling interests	2.9	2.0	1.8
Net income attributable to ACM Research, Inc.	10.1%	14.4%	12.0%

Comparison of Years Ended December 31, 2022, 2021 and 2020

Revenue

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021	% Change 2021 v 2020
	(in thousands)
Revenue	$388,832	$259,751	$156,624	49.7%	65.8%

Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$272,939	$189,208	$131,248	44.3%	44.2%
ECP (front-end and packaging), furnace and other technologies	77,482	33,210	13,343	133.3%	148.9%
Advanced packaging (excluding ECP), services & spares	38,411	37,333	12,033	2.9%	210.3%
Total Revenue By Product Category	$388,832	$259,751	$156,624	49.7%	65.8%

Wet-cleaning and other front-end processing tools	$308,528	$202,268	$136,317	52.5%	48.4%
Advanced packaging, other processing tools, services and spares	80,304	57,483	20,307	39.7%	183.1%
Total Revenue Front-end and Back-End	$388,832	$259,751	$156,624	49.7%	65.8%

	Year Ended December 31,
	2022	2021	2020
Mainland China	$377,752	$258,615	$154,359
Other Regions	11,080	1,136	2,265
	$388,832	$259,751	$156,624

The increase in revenue for 2022 compared to 2021 was driven primarily by higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, and increased contribution from newer ECP (front-end and packaging), furnace and other technologies. Our Shanghai production operations were adversely impacted in the first half of the year due to COVID-19-related restrictions, with a return to more normal operations in the second half of the year.   The U.S. export regulations imposed in October of 2022 had an adverse impact on ACM Shanghai’s shipments and sales in the fourth quarter of 2022.

The increase in revenue for 2021 compared to 2020 was driven by higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, increased contribution from newer ECP (front-end and packaging), furnace and other technologies, and higher sales of Advanced packaging, services and spares. The increased demand from PRC-based customers is due in part to their longer-term commitment to increase production capacity to achieve a greater share of the mainland China semiconductor market.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021	% Change 2021 v 2020
	(in thousands)
Cost of revenue	$205,217	$144,895	$87,025	41.6%	66.5%
Gross profit	183,615	114,856	69,599	59.9%	65.0%
Gross margin	47.2%	44.2%	44.4%	3.00	-0.22

Cost of revenue and gross profit increased in 2022 as compared to 2021 due to the increased sales volume and an increase in gross margin.  The increased gross margin versus the prior-year period was primarily due to a higher mix of ECP (front-end and packaging), furnace, and other technologies, and a positive impact due to a change in the RMB to U.S. dollar currency exchange rate.

Cost of revenue and gross profit increased in 2021 compared to 2020, reflecting the growth in sales. Gross margin decreased by 22 basis points, primarily due to differences in product mix in 2021 versus 2020.

Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021	% Change 2021 v 2020
	(in thousands)
Sales and marketing expense	$39,889	$26,733	$16,773	49.2%	59.4%
Research and development expense	62,226	34,207	19,119	81.9%	78.9%
General and administrative expense	22,465	15,214	12,215	47.7%	24.6%
Total operating expenses	$124,580	$76,154	$48,107	63.6%	58.3%

Sales and marketing expense increased in 2022 as compared to 2021, and reflected an increase of $7.9 million due to higher costs of tools built for promotional purposes for current or potential new customers, and an increase of $5.3 million due to increased costs for personnel, commissions, outside services, travel and entertainment and other costs.

Sales and marketing expense increased in 2021 as compared to 2020, primarily due to an increase in services costs including travel and warranty support, employee payroll and benefits, stock-based compensation, and sales commissions.

 We expect that, for the foreseeable future, sales and marketing expense will increase in absolute dollars, as we continue to invest in sales and marketing by hiring additional employees and expanding marketing programs in existing or new markets. We must invest in sales and marketing processes in order to develop and maintain close relationships with customers. We are making dollar-based investments in order to support growth of our customer base in the United States, and the relative strength of the dollar could have a significant effect on our sales and marketing expense.

Research and development expense increased in 2022 as compared to 2021, reflecting an increase of $6.9 million in costs of components, costs of tools built for product development purposes, and costs of other research and development supplies, and an increase of $16.7 million for personnel, stock-based compensation, and travel and entertainment costs to support product development, and an increase of $4.4 million for outside services and other research and development related expenses.

Research and development expense represented 16.0% and 13.2% of our revenue in the years ended December 31, 2022 and 2021, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—PRC Government Research and Development Funding”), gross research and development expense totaled $63.4million, or 16.3% of total revenue, in the year ended December 31, 2022 as compared to $45.5 million, or 17.5% of revenue, in the corresponding period in 2021.

Research and development expense increased in 2021 as compared to 2020, primarily due to an increase in employee payroll and benefits, cost of components and other research and development supplies, travel, and other related expenses. Research and development expense represented 13.2% and 12.2% of our revenue in 2021 and 2020, respectively. Without reduction by grant amounts received from PRC governmental authorities (see “—Key Components of Results of Operations—PRC Government Research and Development Funding”), gross research and development expense totaled $45.5 million, or 17.5% of revenue, in 2021 and $21.2 million, or 13.6% of revenue, in 2020.

We expect that, for the foreseeable future, research and development expense will increase in absolute dollars as compared to 2022, as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our cleaning, plating, advanced packaging, furnace and future product offerings to build and maintain our technology leadership position.

General and administrative expense increased in 2022 as compared to 2021, primarily due to an increase in stock-based compensation, increased employee count, and an increase in legal, payroll tax and other fees.

General and administrative expense increased for 2021 as compared to 2020, primarily due to increased employee payroll and benefits, and an increase in legal, payroll tax and other fees.

We expect that, for the foreseeable future, general and administrative expense will increase in absolute dollars, as we incur additional costs associated with growing our business and operating as a public company.

Stock-Based Compensation Expense

Cost of revenue and operating expenses during the periods presented below have included stock-based compensation as follows:

	Year Ended December 31,
	2022	2021	2020
Stock-Based Compensation Expense:
Cost of revenue	$520	$397	$175
Sales and marketing expense	1,877	1,802	1,199
Research and development expense	2,565	1,115	763
General and administrative expense	2,768	1,803	3,491
	$7,730	$5,117	$5,628

We recognized stock-based compensation expense of $7.7 million in 2022, $5.1 million in 2021, and $5.6 million in 2020.

As of December 31, 2022 and 2021, we had $16.0 million and $9.5 million, respectively, of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested ACM stock-based awards. These are expected to be recognized over a weighted-average period of 1.53 years and 1.61 years, respectively. As of December 31, 2022 and 2021, we had an additional $0.2 million and $0.5 million, respectively of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested ACM Shanghai stock-based awards.

Income from Operations

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021	% Change 2021 v 2020
	(in thousands)
Income from operations	$59,035	$38,702	$21,492	52.5%	80.1%

Income from operations increased in 2022 as compared to 2021, due to a $68.8 million increase in gross profit, partly offset by a $48.4 million increase in operating expenses. Income from operations increased by $17.2 million during the year ended December 31, 2021 as compared to 2021, due to a $45.3 million increase in gross profit, partly offset by a $28.0 million increase in operating expense.

 Interest income (expense), net, Other Income (expense), net

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021	% Change 2021 v 2020
	(in thousands)
Interest Income	$8,740	$505	$897	1630.7%	-43.7%
Interest Expense	(1,655)	(765)	(982)	116.3%	-22.1%
Interest Income (expense), net	$7,085	$(260)	$(85)	-2825.0%	205.9%

Other income (expense), net	$3,315	$(631)	$(3,377)	-625.4%	-81.3%

Interest income (expense), net consists of interest earned on our cash and equivalents, restricted cash accounts, and short term and long-term time deposits, offset by interest expense incurred from outstanding short-term and long-term borrowings. The significant change from the year-ago-period resulted from a much higher balance of cash and equivalents and time deposits together with higher interest rates on these balances, partly offset by a higher balance of short-term and long-term borrowings.

Interest income (expense), net, decreased in 2021 compared to 2020, principally as a result of reduced interest income from lower interest rates on reduced cash balances, partly offset by reduced interest expenses incurred from short-term and long-term bank loans.

Other income (expense), net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. We realized $3.3 million of other income (expense) in the year ended December 31, 2022, of which $1.7 million was due to gains realized from transactions that resulted from changes in the RMB-to-U.S. dollar exchange rate, as compared to a loss of ($0.6 million) in the corresponding period in 2021.

Our other income (expense), net was ($0.6 million) for the year ended December 31, 2021 due primarily to losses due to the effect of exchange rate fluctuations, and ($3.4 million) for the year ended December 31, 2020 due primarily to losses due to the effect of exchange rate fluctuations.

Realized gain and unrealized loss from trading securities, and equity income in net income of affiliates.

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021	% Change 2021 v 2020	Absolute Change 2022 v 2021
	(in thousands)
Change in fair value of financial liability	$-	$-	$(11,964)	-	100%	$-
Realized gain from sale of trading securities	$1,116	$-	$-	-	-	$1,116
Unrealized gain (loss) on trading securities	$(7,855)	$607	$12,574	-1394.1%	-95.2%	$(8,462)
Equity income in net income of affiliates	$4,666	$4,637	$655	0.6%	607.9%	$29

We recorded a realized gain from sale of trading securities of $1.1 million for the year ended December 31, 2022 due to a sale of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 15 to the consolidated financial statements included in this report.

We recorded an unrealized loss on trading securities of $7.9 million for the year ended December 31, 2022 as compared to an unrealized gain of $0.7 million for the same period in 2021, due primarily to a change in market value of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 15 to the condensed consolidated financial statements included in this report.

Equity income in net income of affiliates for the year ended December 31, 2022 was unchanged versus the year ended December 31, 2021.  Equity income in net income of affiliates increased by $4.0 million for the year ended December 31, 2021 due to higher net income from investments in affiliates.

Change in fair value of financial liability was nil for 2021 as compared to ($12.0) million for 2020 due to the non-cash, non-operating expense related to transactions as described in note 15.

 Income Tax Benefit (Expense)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
U.S. federal	$(479)	$(91)	$(61)
U.S. state	(18)	(2)	(2)
Foreign	(11,139)	(2,195)	(2,014)
Total current tax expense	(11,636)	(2,288)	(2,077)
Deferred:
U.S. federal	(10,927)	2,089	7,325
U.S. state	8	-	-
Foreign	5,757	65	(2,866)
Total deferred tax benefit	(5,162)	2,154	4,459
Total income tax benefit (expense)	$(16,798)	$(134)	$2,382

We recognized a tax expense of $16.8 million for the year  ended December 31, 2022 as compared to a tax expense of $0.1 million for the prior year period.  The increased tax expense in 2022 primarily resulted from the tax effect of increased operating profit generated and an increase in our effective income tax rate.  The increase in our effective income tax rate for the year ended December 31, 2022 compared to the same period of the prior year was primarily due to a new requirement to capitalize and amortize previously deductible research and experimental expenses resulting from a change in Section 174 made by the TCJA which became effective on January 1, 2022, and a decrease in discrete tax benefits associated with stock-based compensation deductions. The capitalization of overseas R&D expenses resulted in a significant increase in our global intangible low-taxed income inclusion.  Congress is considering legislation, but legislation has not passed, that would defer the capitalization requirement to later years.

As we collect and prepare necessary data, and interpret the guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in 2022.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for PRC income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-U.S. research expenses. Our three PRC subsidiaries, ACM Shanghai, ACM Wuxi, and ACM Shengwei, are liable for PRC corporate income taxes at the rates of 12.5%, 25%, and 25%, respectively. Pursuant to the Corporate Income Tax Law of the PRC, our PRC subsidiaries generally would be liable for PRC corporate income taxes at a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, and 2021, with an effective period of three years. In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and is entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022.

We file income tax returns in the United States and state and foreign jurisdictions. Those federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for 2000 through 2021. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state or foreign tax authorities to the extent utilized in a future period.

Net Income Attributable to Non-Controlling Interests

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021	% Change 2021 v 2020
	(in thousands)
Net income attributable to non-controlling interests	$11,301	$5,164	$2,897	118.8%	78.3%

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

Foreign currency translation adjustment

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021	% Change 2021 v 2020
	(in thousands)
Foreign currency translation adjustment	$(59,102)	$4,695	$10,493	-1358.8%	-55.3%

We recorded a foreign currency translation adjustment of ($59.1 million) for the year ended December 31, 2022, as compared to $4.7 million for 2021, based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.  The 2022 amount was especially large due to a significant weakening of the RMB versus the U.S. dollar during the twelve months ended December 31, 2022 together with a more significant RMB-denominated asset balance in 2022.

We recorded a foreign currency translation adjustment of $4.7 million for the year ended December 31, 2021, as compared to $10.5 million for 2020, based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.  The amount was especially large due to a weakening of the RMB versus the U.S. dollar during the period.

Comprehensive income (loss) attributable to non-controlling interests

	2022	2021	2020	% Change 2022 v 2021	% Change 2021 v 2020
	(in thousands)
Comprehensive income (loss) attributable to non-controlling interests	$1,854	$5,607	$6,858	-66.9%	-18.2%

Comprehensive income attributable to non-controlling interest decreased by $3.8 and $1.3 million, respectively, for the years ended December 31, 2022 and 2021, due to change in net income generated from the non-controlling interests as impacted from foreign exchange rate fluctuations.

Liquidity and Capital Resources

The following chart depicts our corporate organization as of December 31, 2022:

A detailed description of how cash is transferred through our organization is set forth under “Note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents” to the Consolidated Financial Statements of this report.

During the year ended December 31, 2022, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, and borrowings by ACM Shanghai from local financial institutions. Cash and cash equivalents, short-term time deposits and long-term time deposits were $420.4 million at December 31, 2022, compared to $562.5 million at December 31, 2021. The $142.1 million decrease was primarily driven by $93.2 million net cash used in investing activities, $62.2 million of cash used by operations, and a $33.6 million decline from the effect of exchange rate on cash, cash equivalents and restricted cash, partly offset by $45.9 million provided by financing activities.

The table below represents the cash and cash equivalents and time deposits as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents and time deposits:
Cash and cash equivalents	$247,951	$562,548
Short-term time deposits	70,492	-
Long-term time deposits	101,956	-
Total	$420,399	$562,548

Our future working capital needs beyond the next twelve months will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, the timing and magnitude of our capital expenditures, and the timing of investment in our research and development as well as sales and marketing. We believe our existing cash and cash equivalents and short-term and long-term time deposits, our cash flow from operating activities, and bank borrowings by ACM Shanghai will be sufficient to meet our anticipated cash needs within our longer-term planning horizon.

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

For the years ended December 31, 2022 and 2021, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers, dividends, or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.

Our cash and cash equivalents at December 31, 2022 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. The use of proceeds raised by the STAR Market IPO, without further approvals, are limited to specific usage.  We currently intend for ACM Shanghai to retain all available funds from any future earnings for use in the operation of its business and do not anticipate it paying any cash dividends. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Cash Flow Used in Operating Activities.  Net cash used by operations of $62.2 million during the year ended December 31, 2022 consisted of:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net Income	$50,564	$42,921	$21,677
(Gain) loss on disposals of property plant and equipment	$(12)	$-	$25
Depreciation and amortization	5,366	2,353	1,055
Realized gain on trading securities	(1,116)	-	-
Equity income in net income of affiliates	(4,666)	(4,637)	(655)
Unrealized loss (gain) on trading securities	7,855	(607)	(12,574)
Deferred income taxes	4,027	(1,840)	(4,085)
Stock-based compensation	7,730	5,117	5,628
Net changes in operating assets and liabilities:	(131,942)	(83,400)	(24,618)
Net cash flow used in operating activities	$(62,194)	$(40,093)	$(13,547)

Significant changes in operating asset and liability accounts during the year-ended December 31, 2022 included the following uses of cash:  increases of inventories of $193.3 million (Note 5), and an increase of accounts receivable of $88.7 million (Note 4). As described under “—Key Components of Results of Operations—PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received $0.1 million of payments related to such grants in the year ended December 31, 2022, as compared to cash receipts of $5.2 million in the same period of 2021.

The uses of cash are offset by the following significant sources of cash:  an increase in advances from customers of $104.3 (Note 3), an increase in other payables and accrued expenses of $23.4 million, and an increase in accounts payable of $17.5 million.

Cash Flow from Investing Activities.  Net cash used for investing activities, excluding net cash used to purchase time deposits, for the year ended December 31, 2022 was $93.2 million, primarily consisting of $91.1 million purchase of property and equipment.

Cash Flow from Financing Activities.  Net cash provided by financing for the year ended December 31, 2022 was $45.9 million, primarily consisting of $44.6 million net proceeds from short and long-term borrowings, and $1.3 million in proceeds from the exercise of stock options.

ACM Shanghai, together with its subsidiaries, has short-term and long-term borrowings with five banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at December 31, 2022
				(in thousands)
China Everbright Bank	July 2021	December 2023	3.00%~3.60%	RMB150,000	RMB150,000
				$21,540	$21,540
Bank of Communications	August 2022	September 2023	3.50%~3.60%	RMB100,000	RMB100,000
				$14,360	$14,360
Bank of China	August 2022	August 2023	3.15%	RMB40,000	RMB40,000
				$5,744	$5,744
China Merchants Bank	October 2021	September 2023	3.50%	RMB100,000	RMB100,000
				$14,360	14,360.00
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	3.95%	RMB128,500	RMB106,303
				$18,453	$15,265
Bank of China	June 2021	Repayable by installments and the last installments repayable in June 2024	2.60%	RMB10,000	RMB8,500
				$1,436	$1,221
Bank of China	September, 2021	Repayable by installments and the last installments repayable in September 2021	2.60%	RMB35,000	RMB31,500
				$5,026	$4,523
				$80,919	$77,013

(1)
Converted from RMB to dollars as of December 31, 2022. All of the amounts owing under the line of credit with Bank of Shanghai Pudong Branch are guaranteed by CleanChip Technologies LTD, a wholly owned subsidiary of ACM Shanghai. The loan from China Merchants Bank is secured by a pledge of the property of ACM Shengwei and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”

Effect of exchange rate changes on cash, cash equivalents and restricted cash. The impact of fluctuations of the RMB to U.S. dollar currency exchange rate on a significant balance of our cash, and cash equivalents held in RMB-denominated accounts (Note 2) contributed to a $33.8 million decline in the value of these items during the year ended December 31, 2022.

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

The status of the performance milestones for the year ended December 31, 2022 is as follows:

•	ACM Shengwei achieved the Construction Start Milestone and 60% of the performance deposit was refunded to ACM Shanghai in 2020.
•
The Construction Completion Milestone was originally required to be met prior to January 9, 2023. Due to COVID-19 related restrictions, ACM Shengwei has experienced delays and did not  meet the milestone.  In December 2022, prior to the deadline, ACM filed a request for a six-month extension, which was granted, and thus such milestone was extended until July 9, 2023. ACM Shengwei expects to receive a new grant agreement, Version 3.0, by the end of March 2023. ACM Shengwei expects it will reach the Construction Completion Milestone on or before the extended deadline. We cannot guarantee the new extension will be met or that ACM Shengwei will be refunded this 20% portion of the performance deposit.

Contractual penalties in the case of a delay of Construction Completion Milestone:

o
If ACM Shengwei fails to complete the construction pursuant to the date agreed under the Grant Agreement or any extended completion date approved by the Grantor, ACM Shengwei shall pay 50% of the deposit for timely completion of construction as liquidated damages;

o
If ACM Shengwei delays the completion for more than six months beyond the date agreed under the Grant Agreement, or beyond any extended completion date approved by the Grantor, it shall pay the total deposit for timely completion of construction as liquidated damages.

o
If the delay is more than one year, the Grantor is entitled to terminate the Grant Agreement and take back the Land Use Right. In such case, the Grantor shall refund the Grant Fees for the remaining land use term after deducting the deposit agreed under the Grant Agreement and refund the deposit for timely commencement of production and relevant bank interests in full to ACM Shengwei.

•
The Production Start Milestone was originally required to be met prior to January 9, 2024.  In December 2022, due to COVID-related delays, ACM filed a request for a six-month extension, which was granted, and thus such milestone was extended until July 9, 2024. ACM Shengwei expects to receive a new grant agreement, Version 3.0, by the end of March 2023. We cannot guarantee the extension will be met or that ACM Shengwei will be refunded this 20% portion of the performance deposit.

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

If the total tax revenue of the project fails to reach but is no less than 80% of the standard agreed under the Grant Agreement, ACM Shengwei shall pay 20% of the actual shortfall amount of the tax revenue as liquidated damages. If the total tax revenue of the project fails to reach 80% of the standard agreed under the Grant Agreement within 1 month after the agreed date of reaching target production, the Grantor is entitled to terminate the Grant Agreement, take back the Land Use Right, and shall refund the Grant Fees for the remaining land use term to ACM Shengwei.

If the Grant Agreement is terminated because of breach of any terms above, the Grantor shall take back the buildings, fixtures and auxiliary facilities on the land area and provide ACM Shengwei with corresponding compensation according to the residual value of the buildings, fixtures and auxiliary facilities when they are taken back. The total cumulative investment of land, buildings and construction in progress related to ACM Shengwei amounted to $35.4 million and $13.3 million at December 31, 2022 and December 31, 2021, respectively.

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

Shipments for the years ended December 31, 2022, 2021, and 2020 totaled $539 million, $372 million, and $182 million, respectively.  Repeat tool shipments in the years ended December 31, 2022, 2021 and 2020 totaled $288 million, $210 million and $121 million, respectively.  First tool shipments for the years ended December 31, 2022, 2021, and 2020 totaled $251 million, $162 million, and $62 million, respectively.

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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Adjusted EBITDA Data:
Net Income	$50,564	$42,921	$21,677	17.8%	$7,643
Interest expense (income), net	(7,085)	260	85	-2825.0%	(7,345)
Income tax expense (benefit)	16,798	134	(2,382)	12435.8%	16,664
Depreciation and amortization	5,366	2,353	1,055	128.0%	3,013
Stock based compensation	7,730	5,117	5,628	51.1%	2,613
Change in fair value of financial liability	-	-	11,964	-	-
Unrealized (gain) loss on trading securities	7,855	(607)	(12,574)	-1394.1%	8,462
Adjusted EBITDA	$81,228	$50,178	$25,453	61.9%	$31,050

The $31.0 million increase in adjusted EBITDA for the year ended December 31, 2022 as compared to the year ended December 31, 2021 reflected higher income tax expense, an  increase in unrealized loss on trading securities, an increase in net income,  an increase in stock-based compensation, and an increase in depreciation and amortization, partly offset by a negative impact from an increase in interest income, net.

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

Free Cash Flow

The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021	Absolute Change 2022 v 2021
	(in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(62,194)	$(40,093)	$(13,547)	55.1%	$(22,101)
Purchase of property and equipment	(91,094)	(9,153)	(5,211)	895.2%	(81,941)
Purchase of land-use-right	-	-	(9,744)	-	-
Prepayment for property	-	-	(40,206)	-	-
Purchase of trading securities	(4,279)	-	(15,020)	-	(4,279)
Free cash flow	$(157,567)	$(49,246)	$(83,728)	220.0%	$(108,321)

The changes in free cash flow for the years ended December 31, 2022, 2021 and 2020 reflected the factors driving net cash used in operating activities, and an increase of purchases of property and equipment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.

Adjusted Operating Income

Adjusted operating income excludes stock-based compensation from income from operations. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. The use of non-GAAP financial measures excluding stock-based compensation has limitations. If we did not pay out a portion of our compensation in the form of stock-based compensation, the cash salary expense included in operating expenses would be higher and our cash holdings would be less. The following tables reflect the exclusion of stock-based compensation, or SBC, from line items comprising income from operations:

				Year Ended December 31,
	2022			2021			2020
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$388,832	$-	$388,832	$259,751	$-	$259,751	$156,624	$-	$156,624
Cost of revenue	(205,217)	(520)	(204,697)	(144,895)	(397)	(144,498)	(87,025)	(175)	(86,850)
Gross profit	183,615	(520)	184,135	114,856	(397)	115,253	69,599	(175)	69,774
Operating expenses:
Sales and marketing	(39,889)	(1,877)	(38,012)	(26,733)	(1,802)	(24,931)	(16,773)	(1,199)	(15,574)
Research and development	(62,226)	(2,565)	(59,661)	(34,207)	(1,115)	(33,092)	(19,119)	(763)	(18,356)
General and administrative	(22,465)	(2,768)	(19,697)	(15,214)	(1,803)	(13,411)	(12,215)	(3,491)	(8,724)
Income (loss) from operations	$59,035	$(7,730)	$66,765	$38,702	$(5,117)	$43,819	$21,492	$(5,628)	$27,120

Adjusted operating income for the year ended December 31, 2022, as compared with the year ended December 31, 2021, increased due to a $20.3 million increase in income from operations partially offset by a $2.6 million increase in stock-based compensation expense. Adjusted operating income for the year ended December 31, 2021, as compared to December 31, 2020 reflected an increase in operating income of $17.2  million and a decrease in stock-based compensation of $0.5 million.

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

The majority of our business is conducted through our ACM Shanghai subsidiary that manufactures and sells our products in various global markets, and we also have operations in South Korea, the Taiwan Region, the United States, and other countries. We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase raw materials, pay wages, and make payments to our supply chain in foreign currencies, primarily RMB, and also the KRW. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates.  For example, because of our significant manufacturing operations in the PRC, a weakening RMB is advantageous and a strengthening RMB is disadvantageous to our financial results. At this time, we have not established a formal hedging policy to attempt to reduce the inherent risks of potential currency fluctuations on our global operations.  We report the impact of foreign exchange fluctuations in the other income (expense) line item of our Consolidated Statements of Operations and Comprehensive Income statements.  For 2022, 2021 and 2020, the effect of fluctuations of foreign currencies contributed realized gains (losses) of $1.7 million, ($0.6 million) and ($4.4 million), respectively.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. To date these restrictions have not had a material impact on us because we have not engaged in any significant transactions that are subject to the restrictions.

Interest Rate Risk

As of December 31, 2022, 2021 and 2020, the balance of our short term bank borrowings (see note 9 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”), mature at various dates within the following year and do not expose us to interest rate risk.  As of December 31, 2022, the balance of our long-term borrowings (see note 12 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”) carries a fixed interest rated and we may be exposed to fair value interest rate risk.

We have implemented policies and procedures to measure, manage, monitor and report risk exposures, which are reviewed regularly by management and the board of directors. We identify risk exposures and monitor and manage such risks on an ongoing basis.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACM Research, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ACM Research, Inc. and subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2023, expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Revenue Recognition

As described in Notes 2 and 3 to the consolidated financial statements, the Company derives revenue principally from the sale of semiconductor equipment. Revenue from the sale of semiconductor equipment is recognized when the Company satisfies performance obligations by transferring the control over products promised in the contract with customer, which is the point in time when the equipment has been demonstrated to meet the customer’s predetermined specifications and is accepted by the customer. For repeat orders, the Company recognizes revenue upon shipment or delivery, and when legal title to the semiconductor equipment is passed to a customer.  For first tool orders, the Company recognizes revenue upon customer acceptance. These revenue contracts contain multiple performance obligations, such as delivery of goods, installation, training and software updates. Once these performance obligations are identified, the total contract consideration, including offer of free goods that can be used towards future purchases, is allocated to the performance obligations.

We identified the evaluation of performance obligations and the timing of revenue recognition of those performance obligations as a critical audit matter because the Company’s revenue contracts have a variety of specifications, payment terms and customer acceptance clauses. Significant judgement is applied by the Company regarding the identified performance obligations in distinguishing the contract consideration of the systems to be delivered. Auditing the allocation of the total contract consideration to these performance obligations and evaluating customer acceptance clauses involves especially challenging auditor judgment in evaluating the appropriateness of the Company’s revenue recognition of various contracts.

The primary procedures we performed to address this critical audit matter included:
•
Tested the design and operating effectiveness of controls over revenue recognition including management’s controls related to the identification and evaluation of performance obligations in contracts with customers and the allocation of the total contract consideration to these performance obligations, and assessment of contract terms

•
Evaluated management’s accounting policies and practices including the reasonableness of management’s judgments and assumptions relating to the timing of revenue recognition of those performance obligations including evaluation of customer acceptance clauses

•	Tested a sample of revenue contracts and underlying support documents to evaluate appropriateness of management’s revenue recognition
•	Tested the completeness and accuracy of management’s calculation of revenue and associated timing of revenue recognized

Valuation of Inventories

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company records inventory at the lower of cost or net realizable value. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value based upon assumptions about future demand and market conditions. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.
We identified the evaluation of net realizable value write down adjustments to certain inventories for excess or obsolescence as a critical audit matter. Auditing management’s estimates for excess and obsolete inventory involved subjective auditor judgment because management’s assessment of whether a write down is required, and the measurement of any excess of cost over net realizable value, is judgmental and considers a number of qualitative factors that are affected by market and economic conditions outside the Company’s control.

The primary procedures we performed to address this critical audit matter included:
•
Tested the design and operating effectiveness of internal controls over management’s assessment of inventory valuation, including the development of management’s assumptions related to future demand and market condition

•
Evaluated the significant assumptions (e.g., forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence, and possible alternative uses) and the underlying data used in management’s excess and obsolete inventory valuation assessment

•	Evaluated certain inventories for excess or obsolescence by comparing the Company’s sales and inventory consumption forecast to historical sales, historical inventory usage and known customer orders
•	Tested the completeness and accuracy of underlying data used in calculating the inventory valuation assessment related to the provisions for excess or obsolescence

Impact on Consolidated Financial Statements of Material Weaknesses in Internal Control Over Reporting - Refer to Management’s Report on Internal Control Over Financial Reporting

Critical Audit Matter Description

As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified material weaknesses in certain components of the Internal Control—Integrated Framework (2013) issued by COSO. These material weaknesses contribute to the potential for there to have been material accounting errors in substantially all consolidated financial statement account balances and disclosures, and result in a critical audit matter that required us to increase the extent of our audit effort, including the need to modify the nature, timing, and extent of our audit procedures.

How the Critical Audit Matter Was Addressed in the Audit

As a result of the material weaknesses, in performing our audit procedures we lowered the threshold for investigating differences between recorded amounts and independent expectations developed by us that we would have otherwise used, and increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively.

Armanino LLP

We have served as the Company’s auditor since 2022.

San Ramon, California

March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACM Research, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited ACM Research, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not design and maintain effective internal control over financial reporting based on the criteria established in the COSO framework.  Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, related to:

1)
risk assessment procedures and monitoring activities, including insufficient identification and assessment of risks impacting the design, implementation, and operating effectiveness of internal control over financial reporting, and insufficient evaluation and determination as to whether the components of internal control were present and functioning.

2)
information technology controls related to: (i) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (ii) computer operations controls to ensure that critical information is monitored, and data backups are authorized and monitored; (iii) appropriate controls to evaluate automated controls; and (iv)  appropriate controls to validate the completeness and accuracy of key reports used within controls across substantially all financial statement areas.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023, on those consolidated financial statements.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows of the Company, and our report dated March 1, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Armanino LLP

San Ramon, California

March 1, 2023

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors
ACM Research, Inc.
Fremont, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ACM Research, Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

BDO China Shu Lun Pan Certified Public Accountants LLP

We served as the Company’s auditor from 2015 to 2022.

Shenzhen, The People’s Republic of China

March 1, 2022, except for the effects of the common stock split discussed in Notes 1 and 2 to the consolidated financial statements, as to which the date is March 1, 2023.

ACM RESEARCH, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$247,951	$562,548
Restricted cash	500	519
Short-term time deposits (note 2)	70,492	-
Trading securities (note 16)	20,209	29,498
Accounts receivable (note 4)	182,936	105,553
Income tax receivable	-	1,082
Other receivables	29,617	18,979
Inventories (note 5)	393,172	218,116
Advances to related party (note 17)	3,322	2,383
Prepaid expenses	15,607	14,256
Total current assets	963,806	952,934
Property, plant and equipment, net (note 6)	82,875	14,042
Land use right, net (note 7)	8,692	9,667
Operating lease right-of-use assets, net (note 11)	2,489	4,182
Intangible assets, net	1,255	477
Long-term time deposits (note 2)	101,956	-
Deferred tax assets (note 20)	6,703	13,166
Long-term investments (note 14)	17,459	12,694
Other long-term assets (note 8)	50,265	45,017
Total assets	$1,235,500	$1,052,179
Liabilities and Equity
Current liabilities:
Short-term borrowings (note 9)	$56,004	$9,591
Current portion of long-term borrowings (note 12)	2,322	2,410
Related party accounts payable (note 17)	14,468	7,899
Accounts payable	101,735	93,451
Advances from customers	153,773	52,824
Deferred revenue	4,174	3,180
Income taxes payable (note 20)	3,469	254
FIN-48 payable (note 20)	6,686	2,282
Other payables and accrued expenses (note 10)	52,201	31,735
Current portion of operating lease liability (note 11)	1,382	2,313
Total current liabilities	396,214	205,939
Long-term borrowings (note 12)	18,687	22,957
Long-term operating lease liability (note 11)	1,107	1,869
Deferred tax liability (note 20)	-	1,302
Other long-term liabilities (note 13)	7,321	8,447
Total liabilities	423,329	240,514
Commitments and contingencies (note 21)
Equity:
Stockholders’ equity:
Class A Common stock (1) (note 18)	5	5
Class B Common stock (1) (note 18)	1	1
Additional paid-in capital	604,089	595,045
Retained earnings	94,426	63,732
Statutory surplus reserve (note 23)	16,881	8,312
Accumulated other comprehensive income (loss)	(40,546)	9,109
Total ACM Research, Inc. stockholders’ equity	674,856	676,204
Non-controlling interests	137,315	135,461
Total equity	812,171	811,665
Total liabilities and equity	$1,235,500	$1,052,179

(1) Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in March 2022. See Note 2 for details.

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue (note 3)	$388,832	$259,751	$156,624
Cost of revenue	205,217	144,895	87,025
Gross profit	183,615	114,856	69,599
Operating expenses:
Sales and marketing	39,889	26,733	16,773
Research and development	62,226	34,207	19,119
General and administrative	22,465	15,214	12,215
Total operating expenses	124,580	76,154	48,107
Income from operations	59,035	38,702	21,492
Interest income	8,740	505	897
Interest expense	(1,655)	(765)	(982)
Change in fair value of financial liability	-	-	(11,964)
Realized gain from sale of trading securities	1,116	-	-
Unrealized gain (loss) on trading securities	(7,855)	607	12,574
Other income (expense), net	3,315	(631)	(3,377)
Equity income in net income of affiliates	4,666	4,637	655
Income before income taxes	67,362	43,055	19,295
Income tax benefit (expense) (note 20)	(16,798)	(134)	2,382
Net income	50,564	42,921	21,677
Less: Net income attributable to non-controlling interests	11,301	5,164	2,897
Net income attributable to ACM Research, Inc.	$39,263	$37,757	$18,780
Comprehensive income (loss):
Net income	$50,564	$42,921	$21,677
Foreign currency translation adjustment, net of tax	(59,102)	4,695	10,493
Comprehensive income (loss)	(8,538)	47,616	32,170
Less: Comprehensive income (loss) attributable to non-controlling interests	1,854	5,607	6,858
Comprehensive income (loss) attributable to ACM Research, Inc.	$(10,392)	$42,009	$25,312

Net income attributable to ACM Research, Inc. per common share (note 2):
Basic	$0.66	$0.65	$0.34
Diluted	$0.59	$0.58	$0.30

Weighted average common shares outstanding used in computing per share amounts (note 2):
Basic (1)	59,235,975	57,654,708	54,700,083
Diluted (1)	65,341,771	65,356,716	63,550,407

(1) Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in March 2022. See Note 2 for details.

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except per share data)

	Common		Common
	Stock Class A		Stock Class B
	Shares (1)	Amount	Shares (1)	Amount	Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income	Non-controlling interests	Total Equity
Balance at December 31, 2019	48,546,453	$5	5,587,824	$1	$83,483	$14,436	$1,071	$(1,675)	$-	$97,321
Net income	-	-	-	-	-	18,780	-	-	2,254	21,034
Appropriation to statutory surplus reserves	-	-	-	-	-	(3,317)	3,317	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	6,532	4,808	11,340
Exercise of stock options	2,497,512	-	-	-	2,745	-	-	-	-	2,745
Stock-based compensation	-	-	-	-	5,628	-	-	-	-	5,628
Conversion of class B common shares to Class A common shares	180,006	-	(180,006)	-	-	-	-	-	-	-
Share cancellation (note 16)	(728,043)	-	-	-	(9,715)	-	-	-	-	(9,715)
Issuance of warrants (note 16)	-	-	-	-	19,859	-	-	-	-	19,859
Exercise of stock warrants	194,151	-	-	-	-	-	-	-	-	-
Reclassification of redeemable non-controlling interest	-	-	-	-	-	-	-	-	59,958	59,958
Balance at December 31, 2020	50,690,079	5	5,407,818	1	102,000	29,899	4,388	4,857	67,020	208,170
Net income	-	-	-	-	-	37,757	-	-	5,164	42,921
Appropriation to statutory surplus reserves	-	-	-	-	-	(3,924)	3,924	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	4,252	443	4,695
Exercise of stock options	1,870,803	-	-	-	3,430	-	-	-	-	3,430
Stock-based compensation	-	-	-	-	5,117	-	-	-	-	5,117
Exercise of stock warrants	728,043	-	-	-	1,820	-	-	-	-	1,820
Conversion of Class B common stock to Class A common stock	320,004	-	(320,004)	-	-	-	-	-	-	-
Proceeds from a subsidiary equity issuance, net of issuance costs	-	-	-	-	482,678	-	-	-	62,834	545,512
Balance at December 31, 2021	53,608,929	5	5,087,814	1	595,045	63,732	8,312	9,109	135,461	811,665
Net income	-	-	-	-	-	39,263	-	-	11,301	50,564
Appropriation to statutory surplus reserves	-	-	-	-	-	(8,569)	8,569	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(49,655)	(9,447)	(59,102)
Exercise of stock options	980,354	-	-	-	1,314	-	-	-	-	1,314
Stock-based compensation	-	-	-	-	7,730	-	-	-	-	7,730
Conversion of Class B common stock to Class A common stock	66,003	-	(66,003)	-	-	-	-	-	-	-
Balance at December 31, 2022	54,655,286	$5	5,021,811	$1	$604,089	$94,426	$16,881	$(40,546)	$137,315	$812,171

(1) Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in March 2022. See Note 2 for details.

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$50,564	$42,921	$21,677
Adjustments to reconcile net income from operations to net cash used in operating activities
Depreciation and amortization	5,366	2,353	1,055
Loss on disposals of property, plant and equipment	(12)	-	25
Realized gain on trading securities	(1,116)	-	-
Equity income in net income of affiliates	(4,666)	(4,637)	(655)
Unrealized loss (gain) on trading securities	7,855	(607)	(12,574)
Deferred income taxes	4,027	(1,840)	(4,085)
Stock-based compensation	7,730	5,117	5,628
Change in fair value of financial liability	-	-	11,964
Net changes in operating assets and liabilities:
Accounts receivable	(88,655)	(47,624)	(22,085)
Income tax recoverable	-	(1,082)	-
Other receivables	(7,331)	(8,420)	(6,882)
Inventories	(193,314)	(127,656)	(40,768)
Advances to related party (note 17)	(939)	(776)	(1,259)
Prepaid expenses	(3,695)	(9,830)	(2,259)
Other long-term assets	3,986	(4,521)	(99)
Related party accounts payable (note 17)	6,569	3,806	2,878
Accounts payable	17,501	61,405	18,397
Advances from customers	104,258	34,831	8,578
Deferred revenue	994	226	(3,137)
Income taxes payable	3,236	2,200	(83)
FIN-48 payable	4,404	10,551	5,236
Other payables and accrued expenses	23,406	3,180	1,343
Other long-term liabilities	(2,362)	310	3,558
Net cash used in operating activities	(62,194)	(40,093)	(13,547)

Cash flows from investing activities:
Purchase of property and equipment	(91,094)	(9,153)	(5,211)
Purchase of intangible assets	(1,426)	(559)	(324)
Purchase of land-use-right	-	-	(9,744)
Purchase of trading securities	(4,279)	-	(15,020)
Prepayment for property	-	-	(40,206)
Increase of time deposits	(172,448)	-	-
Proceeds from selling trading securities	4,577	-	-
Investments in affiliates	(1,000)	(1,568)	-
Dividends from unconsolidated affiliates	-	-	555
Net cash used in investing activities	(265,670)	(11,280)	(69,950)

Cash flows from financing activities:
Proceeds from short-term borrowings	56,004	22,884	32,573
Repayments of short-term borrowings	(9,224)	(39,809)	(20,234)
Proceeds from long-term borrowings	-	7,056	19,699
Repayments of long-term borrowings	(2,223)	(2,127)	(129)
Repayments of notes payable	-	-	(1,820)
Proceeds from exercise of stock options	1,314	3,430	2,745
Proceeds from a subsidiary equity issuance, net of issuance costs	-	545,512	-
Proceeds from warrant exercise to common stock	-	1,820	-
Net cash provided by financing activities	45,871	538,766	32,834

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(32,623)	$3,908	$4,570
Net increase (decrease) in cash, cash equivalents and restricted cash	$(314,616)	$491,301	$(46,093)

Cash, cash equivalents and restricted cash at beginning of period	563,067	71,766	117,859
Cash, cash equivalents and restricted cash at end of period	$248,451	$563,067	$71,766

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,655	$765	$982
Cash paid for income taxes	$3,586	$1,132	$4,971

Reconciliation of cash, cash equivalents and restricted cash in consolidated statements of cash flows:
Cash and cash equivalents	$247,951	$562,548	$71,766
Restricted cash	500	519	-
Cash, cash equivalents and restricted cash	$248,451	$563,067	$71,766
Non-cash financing activities:
Warrant conversion to common stock	$-	$-	$399
Share cancellation	$-	$-	$9,715
Cashless exercise of stock options	$221	$137	$-
Issuance of warrant for settlement of financial liability and cancellation of note receivable	$-	$-	$19,859
Non-cash investing activities:
Transfer of prepayment for property to property, plant and equipment	$41,497	$-	-

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

In 2011, ACM Shanghai formed a wholly owned subsidiary in the PRC, ACM Research (Wuxi), Inc. (“ACM Wuxi”), to manage sales and service operations.

In November 2016, ACM re-domesticated from California to Delaware pursuant to a merger in which ACM Research, Inc., a California corporation, was merged into a newly formed, wholly owned Delaware subsidiary, also named ACM Research, Inc.

In June 2017, ACM formed a wholly owned subsidiary in Hong Kong, CleanChip Technologies Limited (“CleanChip”), to act on the Company’s behalf in Asian markets outside the PRC by, for example, serving as a trading partner between ACM Shanghai and its customers, procuring raw materials and components, performing sales and marketing activities, and making strategic investments.

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

In December 2017, ACM formed a wholly owned subsidiary in the Republic of Korea, ACM Research Korea CO., LTD. (“ACM Korea”), to serve customers based in the Republic of Korea and perform sales, marketing, research and development activities for new products and solutions.

In March 2019, ACM Shanghai formed a wholly owned subsidiary in the PRC, Shengwei Research (Shanghai), Inc. (“ACM Shengwei”), to manage activities related to the addition of future long-term production capacity.

In June 2019, CleanChip formed a wholly owned subsidiary in California, ACM Research (CA), Inc. (“ACM California”), to provide procurement services on behalf of ACM Shanghai.

In June 2019, ACM announced plans to complete over the next three years a listing (the “STAR Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s new Sci-Tech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “STAR IPO”) of ACM Shanghai shares in the PRC. ACM Shanghai is currently ACM’s primary operating subsidiary, and at the time of announcement, was wholly owned by ACM. To meet a STAR Listing requirement that it have multiple independent stockholders in the PRC, ACM Shanghai completed private placements of its shares in June and November 2019, following which, as of September 30, 2020, the private placement investors held a total of 8.3% of the outstanding shares of ACM Shanghai and ACM Research held the remaining 91.7%. As part of the STAR Listing process, in June 2020 the ownership interests held by the private investors were reclassified from redeemable non-controlling interests to non-controlling interests as the redemption feature was terminated.

In preparation for the STAR IPO, ACM completed a reorganization in December 2019 that included the sale of all of the shares of CleanChip by ACM to ACM Shanghai for $3,500. The reorganization and sale had no impact on ACM’s consolidated financial statements.

In August 2021, ACM formed a wholly owned subsidiary in Singapore, ACM research (Singapore) PTE, Ltd. to perform sales, marketing, and other business development activities.

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

The Company has direct or indirect interests in the following subsidiaries:

		Effective interest held as at
	Place and date of	December 31,
Name of subsidiaries	incorporation	2022	2021
ACM Research (Shanghai), Inc.	PRC, May 2005	82.5%	82.5%
ACM Research (Wuxi), Inc.	PRC, July 2011	82.5%	82.5%
CleanChip Technologies Limited	Hong Kong, June 2017	82.5%	82.5%
ACM Research Korea CO., LTD.	Korea, December 2017	82.5%	82.5%
Shengwei Research (Shanghai), Inc.	PRC, March 2019	82.5%	82.5%
ACM Research (CA), Inc.	USA, April 2019	82.5%	82.5%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd.	Singapore, August 2021	100.0%	100.0%
ACM Research (Beijing), Inc.	PRC, February 2022	82.5%	-
Hanguk ACM CO., LTD	Korea, March 2022	100.0%	-

1. ACM Research (Lingang) Inc., or ACM Lingang, is the English name referred to by its Chinese language name Shengwei Research (Shanghai), Inc. in prior filings

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the accounts of ACM and its subsidiaries, including ACM Shanghai and its subsidiaries, which include ACM Wuxi, ACM Shengwei, ACM Beijing and CleanChip (the subsidiaries of which include ACM California and ACM Korea). ACM’s subsidiaries are those entities in which ACM, directly and indirectly, controls more than one half of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

•
In  mid-June 2022, substantially all of ACM Shanghai’s R&D and administrative employees were allowed to return to work at the ZhangJiang facility following a 6–8-week period of restricted access during which many employees had continued to work from home.  ACM Shanghai established several policies to help avoid or limit future outbreaks among employees and aimed at protecting employee safety and limiting the possibility of a facility reclosing.  The effects of the PRC restrictions continued for several months, with a gradual return of PRC operations, production capacity, and global logistics as Shanghai and other areas in the PRC began to reopen. The Company cannot assure you that closures or reductions of PRC operations or production, whether of ACM Shanghai or of some of its key customers, may not be extended in the future as the result of business interruptions arising from protective measures being taken by the PRC and other governmental agencies or of other consequences of COVID-19.

•
In  December 2022, the PRC government relaxed its zero-COVID policies, which resulted in large scale COVID-19 infections throughout China, including Shanghai. A significant number of ACM Shanghai employees were also infected, and in many cases missed work for one or several weeks, which caused administrative and operational challenges in late 2022 and early 2023. The Company cannot assure you that illnesses of ACM Shanghai employees, or  of its customers, suppliers or other third parties, may not result in closures, reductions of PRC operations or production, or additional administrative inefficiencies in the upcoming months or quarters.

During the first six months of 2022, the Company experienced a negative impact to revenue and shipments as a result of restricted access and logistics to its Shanghai-based production and administrative facilities. Thirteen tools amounting to $13 million in revenue and $24 million in shipments that could not be shipped to customers in the three-months ended March 31, 2022 were subsequently shipped in the three months ended June 30, 2022. As a result of the restrictions, the Company experienced a modest increase to operational costs due to increased logistics costs and inefficiencies that resulted from the restrictions, and an increase in cash used in operations due in part to an increase in accounts receivables that resulted from a shift of shipments towards the latter part of the period.

During the year ended December 31, 2022, the Company experienced general inefficiencies in administrative, research and development and other activities due to some employees who were required to quarantine ‘in place’ at their residence due presumably to the detected possible exposure to COVID infections. In many cases, the employees were able to work remotely to mitigate the effects. With the relaxation of the PRC’s zero-COVID policies in December 2022, and the subsequent widespread infections of China’s population, the Company anticipates potential impacts to its PRC operations for the foreseeable future.

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

Common Stock Split

All prior period share and per share amounts, common stock, other capital, and retained earnings information presented in the accompanying financial statements and these notes thereto has been retroactively adjusted to reflect the impact of the Stock Split. Proportional adjustments were also made to outstanding awards under the Company’s stock-based compensation plans.

Reclassifications

Certain prior year amounts in the notes to the Consolidated Financial Statements have been reclassified to conform with the current year presentation. These classifications within the statements had no impact on the Company’s results of operations.

Restrictions by the U.S. Department of Commerce on PRC-Based Semiconductor Producers

In early October 2022 the U.S. government enacted new rules aimed at restricting U.S. support for the PRC’s ability to manufacture advanced semiconductors. The rules include new export license requirements for exports, re-exports or transfers to or within the PRC of additional types of semiconductor manufacturing items, items for use in manufacturing designated types of semiconductor manufacturing equipment in the PRC, and semiconductor manufacturing equipment for use at certain IC manufacturing and development facilities in the PRC.  In addition, the U.S. government imposed new restrictions by which U.S. persons anywhere in the world are effectively barred from engaging in certain activities related to the development and production of certain semiconductors at PRC fabrication facilities meeting specified criteria, even if no items subject to the EAR are involved.

ACM Shanghai has determined that several of its customers have PRC-based facilities that meet the restricted criteria, and has also determined that several of its products may meet the parameters of export control classification numbers, or ECCNs, affected by the restrictions. Accordingly, depending on the details of the final implementation of these new restrictions and associates licensing policies, ACM may not be able to import, or may face substantial restrictions in importing, parts from the United States to support tool shipments to such facilities, or to be embedded into tools defined by affected ECCNs.  ACM and ACM Shanghai have implemented modifications to their existing business policies and practices in response to the new restrictions, including by imposing limitations on the activities of their U.S. persons and their supply chains more broadly to comply with the new regulations.

ACM and ACM Shanghai believe that as a result of the new restrictions, several ACM Shanghai customers have significantly reduced production and related capital spending at facilities meeting the restricted advanced node capabilities. In addition, ACM Shanghai has experienced challenges as the companies in its supply chain adapt their policies to the new regulations. These factors had an adverse impact on ACM Shanghai’s shipments and sales in the three months ended December 31, 2022. ACM and ACM Shanghai anticipate these factors will continue to have an adverse impact on ACM Shanghai’s shipments and sales in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and bank deposits that are unrestricted as to withdrawal and use, and highly liquid investments with an original maturity date of three months or less at the date of purchase. At times, cash deposits may exceed government-insured limits.

The following table presents cash and cash equivalents, according to jurisdiction as of December 31, 2022 and December 31, 2021:

	December 31,
	2022	2021
United States	$25,011	$34,852
Mainland China	129,695	469,494
China Hong Kong	89,187	52,527
South Korea	4,007	5,675
Singapore	51	-
Total	$247,951	$562,548

The amounts in mainland China do not include short-term and long-term time deposits which totaled $172,448 and $0 at December 31, 2022 and 2021, respectively.

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

ACM California periodically procures goods and services on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM California in accordance with applicable transfer pricing arrangements.  For the year ended December 31, 2022, cash payments from ACM Shanghai to ACM California for the procurement of goods was $37.0 million and for services was $3.3 million.  ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.

For sales through CleanChip and ACM Research, a certain amount of sales or advance payments from customer proceeds is repatriated back to ACM Shanghai, a subsidiary, in accordance with applicable transfer pricing arrangements in the ordinary course of business. ACM Research provides services to certain customers located in the U.S., Europe and other regions outside of mainland China to support the evaluation of first tools and provide support for tools under warranty on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM Research, Inc. in accordance with applicable transfer pricing arrangements.

Subsequent to June 30, 2020, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no cash transfers, dividends or other payments or distributions have been made between ACM Research and ACM Shanghai. The Company intends to retain any future earnings to finance the operations and expenses of the business, and do not expect to distribute earnings or declare or pay any dividends in the foreseeable future.

Amounts held in South Korea exceed the Korea Deposit Insurance Corporation (“KDIC”) insurance limits and are subject to risk of loss. No losses have been experienced to date.

There is no additional restriction for the transfer of cash from bank accounts in the U.S., South Korea, and Hong Kong.

For the years ended December 31, 2022 and 2021, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers, dividends, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.

Time Deposits

Time deposits are deposited with banks in mainland China with fixed terms and interest rates which cannot be withdrawn before maturity. They are also subject to the risk control regulatory standards described above upon maturity. Time deposits consisted of the following:

	December 31,
	2022	2021
Deposit in China Merchant Bank which matures on January 29, 2023 with an annual interest rate of 2.25%	$38,772	$-
Deposit in China Everbright Bank which matures on January 29, 2023 with an annual interest rate of 2.25%	14,360	-
Deposit in China Everbright Bank which matures on May 22, 2023 with an annual interest rate of 5.07%	3,000	-
Deposit in China Industrial Bank which matures on January 30, 2023 with an annual interest rate of 2.15%	14,360	-
Deposit in China Merchant Bank which matures on January 29, 2024 with an annual interest rate of 2.85%	28,720	-
Deposit in Bank of Ningbo which matures on February 17, 2024 with an annual interest rate of 2.85%	43,080	-
Deposit in Shanghai Pudong Development Bank which matures on October 20, 2025 with an annual interest rate of 3.10%	7,180	-
Deposit in Shanghai Pudong Development Bank which matures on November 14, 2025 with an annual interest rate of 3.10%	7,180	-
Deposit in Shanghai Pudong Development Bank which matures on December 8, 2025 with an annual interest rate of 3.10%	4,308	-
Deposit in Shanghai Pudong Development Bank which matures on December 15, 2025 with an annual interest rate of 3.10%	4,308	-
Deposit in Shanghai Pudong Development Bank which matures on December 30, 2025 with an annual interest rate of 3.10%	7,180	-
	$172,448	$-

For the years ended December 31, 2022 and 2021, respectively, interest income related to time deposits was $3,472 and $0, respectively.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history and credit worthiness, current economic trends and reasonable and supportable forecasts. Accounts are written off after all collection efforts have been exhausted. At December 31, 2022, and 2021, the Company, based on a review of its outstanding balances and its customers, determined the allowance for doubtful accounts was both $0.

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

Inventory was recorded at the lower of cost or net realizable value at December 31, 2022 and 2021.

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

Property, Plant and Equipment, Net

Property, Plant and Equipment are recorded at cost less accumulated depreciation and any provision for impairment in value. Depreciation begins when the asset is placed in service and is calculated by using the straight-line method over the estimated useful life of an asset (or, if shorter, over the lease term). Betterments or renewals are capitalized when incurred. Property, plant, and equipment is reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. There was no impairment charge that was recognized for the years ended December 31, 2022 and 2021.

Estimated useful lives of assets are as follows:

Buildings and Plants	30 years
Computer and office equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	shorter of lease term or estimated useful life
Electronic equipment	3 to 5 years
Manufacturing equipment	for small to medium-sized equipment, 5 to 10 years; for large equipment, estimated by purchasing department at time of acceptance
Transportation equipment	4 to 5 years

Expenditures for maintenance and repairs that neither materially add to the value of the property nor appreciably prolong the life of the property are charged to expense as incurred. Upon retirement or sale of an asset, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to income.

Intangible Assets, Net

Intangible assets consist of capitalized software license and other related fees for items used for finance, manufacturing, and research and development purposes. Assets are valued at cost at the time of acquisition and are amortized over their beneficial periods. If a contract specifies a license period, then the intangible asset is amortized over a term not exceeding the license period. For those intangible assets with contracts that do not specify a license term or for which local law does not specify a license term, management estimates the amortization period based on the period over which the asset is expected to contribute directly or indirectly to the cash flows in accordance with ASC 350, Intangibles—Goodwill and Other. The Company estimated these intangible assets have a useful life of 10 years or less, and accordingly, they are amortized up to 10 years. As of December 31, 2022 and December 31, 2021, there was no impairment charge that was recognized.

Investments

The Company uses the equity method of accounting for its investment in, and earning or loss of, companies that it does not control but over which it does exert significant influence. The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that the recorded value may not be recoverable. The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value. See note 14 for discussion of equity method investment.

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

Valuation of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying value of the assets may not be fully recoverable or that the useful life of the assets is shorter than the Company had originally estimated. When these events or changes occur, the Company evaluates the impairment of the long-lived assets by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value over the fair value. No impairment charge was recognized for either of the periods presented.

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

The unit of account for revenue recognition is a performance obligation (a good or service). A contract may contain one or more performance obligations. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise, performance obligations are combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct. Promises in contracts which do not result in the transfer of a good or service are not performance obligations, as well as those promises that are administrative in nature, or are immaterial in the context of the contract. The Company has addressed whether various goods and services promised to the customer represent distinct performance obligations. The Company applied the guidance of ASC Topic 606 in order to verify which promises should be assessed for classification as distinct performance obligations. The Company’s performance obligations in connection with a sale of equipment generally include production, delivery, installation, training and software updates.

Given that the Company’s products are customized based on specifications of its customers, the Company determines that the promise to the customer is to provide a customized product solution. The product and customization services are inputs into the combined item for which the customer has contracted and, as a result, the product and installation services are not separately identifiable and are combined into a single performance obligation. Delivery of goods to a customer is not a separate performance obligation since control of the goods normally does not transfer to the customer before shipment. The Company’s warranties provide assurance that its products will function as expected and in accordance with certain specifications. The Company’s warranties are intended to safeguard the customer against existing defects and do not provide any incremental service to the customer. They are not separate performance obligations and accounted for under ASC 460, Guarantees. Production, delivery, installation, training and software updates are a single unit of accounting.

The transaction price is allocated to all the separate performance obligations in an arrangement. It reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services, which may include an estimate of variable consideration to the extent that it is probable of not being subject to significant reversals in the future based on the Company’s experience with similar arrangements. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes. This is done on a relative selling price basis using stand-alone selling prices (“SSP”). The SSP represents the price at which the Company would sell that good or service on a stand-alone basis at the inception of the contract. Given the requirement for establishing SSP for all performance obligations, if the SSP is directly observable through standalone sales, then such sales should be considered in the establishment of the SSP for the performance obligation.

For some sale contracts, in addition to the sale of semiconductor capital equipment, the Company also provides certain spare parts to the customers. The Company defers revenue associated with spare parts sold together with its tool products, including production, delivery, installation, training, and software updates which are accounted for as one performance obligation, based on stand-alone observable selling prices for which it receives payments in advance and recognizes the revenue upon the subsequent shipment of the spare parts, which is expected within one year. The deferred revenue for spare parts was $4,174 and $3,180 at December 31, 2022 and 2021, respectively.

Revenue is recognized when the Company satisfies each performance obligation by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time (upon the acceptance of the products or upon the arrival at the destination as stipulated in the shipment terms) in a sale arrangement. In general, the Company recognizes revenue when a tool has been demonstrated to meet the customer’s predetermined specifications and is accepted by the customer. In the following circumstances, however, the Company recognizes revenue upon shipment or delivery, when legal title to the tool is passed to a customer as follows:

●	When the customer has previously accepted the same tool with the same specifications and the Company can objectively demonstrate that the tool meets all of the required acceptance criteria;
●	When the sales contract or purchase order contains no acceptance agreement and the Company can objectively demonstrate that the tool meets all of the required acceptance criteria;
●	When the Company’s sales arrangements do not include a general right of return.

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

Shipping and Handling Costs

Shipping and handling costs, which relate to transportation of products to customer locations, are charged to selling and marketing expense. For the years ended December 31, 2022, 2021 and 2020, shipping and handling costs included in sales and marketing expenses were $1,507, $923, and $76, respectively.

Borrowing Costs

Borrowing costs attributable directly to the acquisition, construction or production of qualifying assets that require a substantial period of time to be ready for their intended use or sale are capitalized as part of the cost of those assets. Income earned on temporary investments of specific borrowings pending their expenditure on those assets is deducted from borrowing costs capitalized. All other borrowing costs are recognized in interest expense in the consolidated statements of operations and comprehensive income in the period in which they are incurred.

Warranty

For each of its products, the Company generally provides a standard assurance type warranty ranging from 12 to 36 months and covering replacement of the product during the warranty period. The Company accounts for the estimated warranty costs as sales and marketing expenses at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, the Company calculates a rate of warranty expenses to revenue to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. Warranty obligations are included in other payables and accrued expenses in the consolidated balance sheets. The following table shows changes in the Company’s warranty obligations for the years ended December 31, 2022, 2021 and 2020, respectively.

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$6,631	$3,975	$2,811
Additions	5,379	5,026	3,101
Utilized	(3,230)	(2,370)	(1,937)
Balance at end of period	$8,780	$6,631	$3,975

Government Subsidies

ACM Shanghai has received seven special government grants. The first grant, which was awarded in 2008, relates to the development and commercialization of 65nm to 45nm stress-free polishing technology. The second grant was awarded in 2009 to fund interest expense on short-term borrowings. The third grant was made in 2014 and relates to the development of electro copper-plating technology. The fourth grant was made in June 2018 and relates to the development of polytetrafluoroethylene. The fifth grant was made in 2020 and relates to the development of Tahoe single bench cleaning technologies. As of December 31, 2022, the fourth and fifth grants had been fully utilized. The sixth grant was made in 2020 and relates to the development of other cleaning technologies. The seventh grant was made in 2021 and relates to the development of the R&D and production center in the Lin-gang Special Area of Shanghai. These governmental authorities provide significant funding, although ACM Shanghai and ACM Shengwei is also required to invest certain amounts in the projects.

The governmental grants contain certain operating conditions, and the Company is required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although the Company is not required to return any funds it receives. Grant amounts are recognized in our statements of operations and comprehensive income as follows:

●
Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2022, 2021, and 2020, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income were $1,201, $11,260 and $2,658, respectively.

●
Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the years ended December 31, 2022, 2021, and 2020, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income were $306, $200, and $149, respectively.

Unearned government subsidies received are deferred and recorded as other long-term liabilities (note 13) in the balance sheet until the criteria for such recognition are satisfied.

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

Basic and Diluted Net Income per Common Share

Basic and diluted net income per common share is calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$50,564	$42,921	$21,677
Less: Net income attributable to non-controlling interests	11,301	5,164	2,897
Net income available to common stockholders, basic	$39,263	$37,757	$18,780
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	584	108	-
Net income available to common stockholders, diluted	$38,679	$37,649	$18,780
Weighted average shares outstanding, basic (1)	59,235,975	57,654,708	54,700,083
Effect of dilutive securities	6,105,796	7,702,008	8,850,324
Weighted average shares outstanding, diluted	65,341,771	65,356,716	63,550,407

Net income per common share:
Basic	$0.66	$0.65	$0.34
Diluted	$0.59	$0.58	$0.30

(1)	Prior period results have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in March 2022. See Note 2 for details.

Basic and diluted net income per common share is presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per common share is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM did not have any participating securities outstanding during the three-year period ending December 31, 2022.

ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the years ended December 31, 2022, 2021 and 2020, the net income per common share attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of operations and comprehensive income and in the above computation of net income per common share.

Diluted net income per common share reflects the potential dilution from securities, including stock options and issued warrants, that could share in ACM’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were 1,795,340, 98,800 and 78,000 the years ended December 31, 2022, 2021, and 2020, respectively.

Comprehensive Income Attributable to the Company

The Company applies FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement with the same prominence as other financial statements. The comprehensive income (loss) attributable to the Company was ($10,392), $42,009, and $25,312 for the years ended December 31, 2022, 2021 and 2020, respectively.

Statutory surplus reserve

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

Statutory surplus reserves may be used to offset accumulated losses or to increase the registered capital of a PRC subsidiary, subject to approval from the relevant PRC authorities, and are not available for dividend distribution to the subsidiary’s shareholders. The PRC subsidiaries are prohibited from distributing dividends unless any losses from prior years have been offset. Except for offsetting prior years’ losses, however, statutory surplus reserves must be maintained at a minimum of 25% of share capital after such usage. ACM Shanghai estimated a statutory surplus reserve of $16,881 and $8,312 based on an accumulated profit as of December 31, 2022 and 2021, respectively, which is included in the statutory surplus reserve in  the consolidated balance sheets.

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

All transfers between fair value hierarchy levels are recognized by the Company at the end of each reporting period. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement in its entirety, requires judgment and considers factors specific to the investment. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risks associated with investment in those instruments.

Fair Value Measured or Disclosed on a Recurring Basis

Trading securities - The fair value of trading securities derives from the quoted prices for identical securities in active markets at the balance sheet date, less a discount applied to reflect the remaining lock-up period. The Company classifies the valuation techniques that use these inputs as Level 1 and Level 2 fair value measurement as of December 31, 2022 and 2021, respectively.

Financial liability – The fair value of financial liability is classified within Level 3 as the fair values are measured based on the inputs linked to the choice of settlement by the counter party that are unobservable in the market.

Other financial items for disclosure purpose—The fair value of other financial items of the Company, other than long-term borrowings for disclosure purposes, including cash and cash equivalents, accounts receivable, other receivables, short-term borrowings, accounts payable, advances from customers, and other payables and accrued expenses, approximate their carrying value due to their short-term nature. The carrying value of the long-term borrowings which are subject to fixed interest rate approximates its fair value as the market interest rate did not significantly change from the borrowing date to December 31, 2022.

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2022:
Assets
Cash equivalents	$247,951	$-	$-	$247,951
Trading securities	20,209	-	-	20,209
	$268,160	$-	$-	$268,160
Liabilities:
Short-term borrowings	$-	$56,004	$-	$58,326
Long-term borrowings	-	21,009	-	18,687
	$-	$77,013	$-	$77,013

As of December 31, 2021:
Assets
Cash equivalents	$562,548	$-	$-	$562,548
Trading securities	29,498	-	-	29,498
	$592,046	$-	$-	$592,046
Liabilities:
Short-term borrowings	$-	$9,591	$-	$9,591
Long-term borrowings	-	25,367	-	25,367
	$-	$34,958	$-	$34,958

Operating and Financial Risks

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, time deposits, and accounts receivable. The Company deposits and invests its cash with financial institutions that management believes are creditworthy.

The Company is potentially subject to concentrations of credit risks in its accounts receivable. For the years ended December 31, 2022 and December 31, 2021, three customers accounted for 43.8% and two customers accounted for 48.9% of revenue, respectively.

As of December 31, 2022 and December 31, 2021, two customers accounted for 42.6% and 53.8%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

Interest Rate Risk

As of December 31, 2022 and 2021, the balance of the Company’s short term bank borrowings (note 9) were scheduled to mature at various dates within the following year and thus exposed the Company to modest interest rate risk.  As of December 31, 2022, the balance of the Company’s long-term borrowings (note 12) carry a fixed interest rate, and the Company may be exposed to the fair value interest rate risk.

Liquidity Risk

The Company’s working capital at December 31, 2022 and 2021 was sufficient to meet its then-current requirements. The Company may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions the Company decides to pursue. In the long run, the Company intends to rely primarily on cash flows from operations and additional borrowings from financial institutions in order to meet its cash needs. If those sources are insufficient to meet cash requirements, the Company may seek to issue additional debt or equity.

Country Risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Foreign Currency Risk and Translation

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency, while the functional currency of ACM’s subsidiaries is the Chinese Renminbi (“RMB”), and the Korean Won. Changes in the relative values of U.S. dollars and RMB affect the Company’s reported levels of revenues and profitability as the results of its operations are translated from RMB into U.S. dollars for reporting purposes. Since the Company has not engaged in any hedging activities, it cannot predict the impact of future exchange rate fluctuations on the results of its operations, and it may experience economic losses as a result of foreign currency exchange rate fluctuations.

Transactions of ACM’s subsidiaries involving foreign currencies are recorded in functional currency according to the rate of exchange prevailing on the date when the transaction occurs. The ending balances of the Company’s foreign currency accounts are converted into functional currency using the rate of exchange prevailing at the end of each reporting period. Net gains and losses resulting from foreign exchange fluctuations as marked to market at year-end are included in the consolidated statements of operations and comprehensive income. Total foreign currency translation adjustment was ($59,102), $4,695, and $10,493 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Translations of amounts from RMB and Korean Won into U.S. dollars were made at the following exchange rates for the respective dates and periods:

	At December 31,
	2022	2021	2020
Consolidated balance sheets:
RMB to $1.00	6.9638	6.3757	6.5232
KRW to $1.00	1,262.63	1,145.48	1,088.14

Consolidated statements of operations and comprehensive income:
RMB to $1.00	6.7249	6.4515	6.8966
KRW to $1.00	1,288.66	1,190.48	1,179.25

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The Company adopted ASU 2020-04 on January 1, 2021. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued an accounting standard update which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined (Topic 820). The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. This authoritative guidance will be effective for the year beginning January 1, 2024 with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. In advance of the issuance of ASU 2019-10, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815) and ASU 2016-02, Leases (Topic 842) since January 1, 2019.  ASU 2019-10 defers the effective date of ASU 2016-13 for public filers that are considered small reporting companies (“SRC”) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company was eligible to be an SRC based on its SRC determination as of November 15, 2019 (which is the issuance date of ASU 2019-10) in accordance with SEC regulations, the Company will adopt amendments in ASU 2016-13 for the year beginning January 1, 2023. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes and systems and expects the standard will not have a significant impact on its consolidated financial statements.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following tables present disaggregated revenue information:

	Year Ended December 31,
	2022	2021	2020	% Change 2022 v 2021
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$272,939	$189,208	$131,248	44.3%
ECP (front-end and packaging), Furnace and Other Technologies	77,482	33,210	13,343	133.3%
Advanced Packaging (excluding ECP), Services & Spares	38,411	37,333	12,033	2.9%
Total Revenue By Product Category	$388,832	$259,751	$156,624	49.7%

Wet cleaning and other front-end processing tools	$308,528	$202,268	$136,317	52.5%
Advanced packaging, other processing tools, services and spares	80,304	57,483	20,307	39.7%
Total Revenue Front-end and Back-End	$388,832	$259,751	$156,624	49.7%

	Year Ended December 31,
	2022	2021	2020
Mainland China	$377,752	$258,615	$154,359
Other Regions	11,080	1,136	2,265
	$388,832	$259,751	$156,624

Below are the accounts receivables and contract liabilities balances as of:

	December 31,	December 31,
	2022	2021

Accounts receivable	$182,936	$105,553
Advances from customers	153,773	52,824
Deferred revenue	4,174	3,180

During the year ended December 31, 2022, advances from customers increased by $100.9 million, due to an increase of payments made by customers for first tools under evaluation, and an increase in customer pre-payments for tools prior to delivery.

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2022 and 2021, accounts receivable consisted of the following:

	December 31,
	2022	2021
Accounts receivable	$182,936	$105,553
Less: Allowance for doubtful accounts	-	-
Total	$182,936	$105,553

The $77.4 million increase in accounts receivable for the twelve months ended 2022 corresponds to a $129.1 million increase in revenue for the same period.

The Company reviews accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.  Based on the age of the balance, a customer’s payment history and credit worthiness, current economic trends and reasonable and supportable forecasts, the Company determined there were no collectability issues at December 31, 2022 and 2021, and no allowance for doubtful accounts was necessary.

NOTE 5 – INVENTORIES

At December 31, 2022 and 2021, inventory consisted of the following:

	December 31,
	2022	2021
Raw materials	$167,135	$90,552
Work-in-process	79,126	35,840
Finished goods	146,911	91,724
Total inventory	$393,172	$218,116

Inventories are stated at the lower of cost or net realizable value on a moving weighted average basis. At December 31, 2022 and December 31, 2021, the value of finished goods inventory, which is comprised of first-tools at customer physical locations, for which customers were contractually obligated to take ownership upon acceptance, totaled $123,169 and $71,889, respectively.

The $119,869 increase in raw materials and work-in-process inventory at December 31, 2022 compared to December 31, 2021 was due to additional purchase of supplies to support a higher level of expected total shipments for the next several quarters, and to reduce the risk of supply chain delays to meet anticipated customer demand for the Company’s products. The $55,187 increase in finished goods inventory at December 31, 2022 compared to December 31, 2021 primarily reflects a higher value of first-tools under evaluation by existing or prospective customers, due to shipments made, net of customer acceptances during the period.

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

During the years ended December 31, 2022 and December 31, 2021, inventory write-downs of $2,248 and $75 were recognized in cost of revenue, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2022 and 2021, property, plant and equipment consisted of the following:

	December 31,
	2022	2021
Buildings and plants	$35,864	$-
Manufacturing equipment	9,298	7,973
Office equipment	3,691	2,012
Transportation equipment	407	217
Leasehold improvement	7,173	4,134
Total cost	56,433	14,336
Less: Total accumulated depreciation and amortization	(10,047)	(5,900)
Construction in progress	36,489	5,606
Total property, plant and equipment, net	$82,875	$14,042

Depreciation expense was $4,839, $2,099, and $826 for the years ended December 31, 2022, 2021, and 2020, respectively. Buildings and plants represent Lingang housing property that was transferred to ACM Shengwei in January 2022 at a value of $41,497, which includes the purchase price and accumulated interest, and with estimated useful lives of 30-years (Note 8). Buildings and plants are pledged as security for loans from China Merchants Bank (Note 12). Construction in progress primarily reflects costs incurred related to the construction of several facilities in Lingang by ACM Shengwei, and are scheduled to begin production in 2023 and beyond.

NOTE 7 – LAND USE RIGHT, NET

 A summary of land use right is as follows:

	December 31,
	2022	2021
Land use right purchase amount	$9,149	$9,966
Less: accumulated amortization	(457)	(299)
Land use right, net	$8,692	$9,667

In 2020 ACM Shanghai, through its wholly owned subsidiary, ACM Shengwei, entered into an agreement for a 50-year land use right in the Lingang region of Shanghai. In July 2020, ACM Shengwei began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate new manufacturing systems and automation technologies and will provide floor space to support significantly increased production capacity and related research and development activities.

The amortization for the years ended December 31, 2022 and 2021 was $189 and $199, respectively.

The annual amortization of land use right for each of the five succeeding years is as follows:

Year ending December 31,
2023	$200
2024	200
2025	200
2026	200
2027 and thereafter	7,892
Total	$8,692

NOTE 8 – OTHER LONG-TERM ASSETS

At December 31, 2022 and 2021, other long-term assets consisted of the following:

	December 31,
	2022	2021
Prepayment for property - Lingang	$-	$42,111
Prepayment for property, plant and equipment and other non-current assets	704	440
Prepayment for property - lease deposit	393	429
Security deposit for land use right	708	773
Prepayment for property - Zhangjiang New Building	47,251	-
Others	1,209	1,264
Total other long-term assets	$50,265	$45,017

Prepayment for property – Zhangjiang New Building is for the planned new corporate headquarters of ACM Shanghai.

NOTE 9 – SHORT-TERM BORROWINGS

At December 31, 2022 and December 31, 2021, short-term and long-term borrowings consisted of the following:

	December 31,
	2022	2021
Line of credit up to RMB 100,000 from Bank of Shanghai Pudong Branch,
1)due on June 7, 2022 with an annual interest rate of 2.7% and fully repaid on June 7, 2022.(1)	$-	$4,616
Line of credit up to RMB 150,000 from China Everbright Bank,
1)due on October 21, 2022 with annual interest rate of 1.95% and fully repaid on September 27, 2022.	-	3,407
2)due on August 17, 2023 with an annual interest rate of 3.40%.	8,616	-
3)due on September 1, 2023 with an annual interest rate of 3.60%.	8,616	-
4)due on December 16, 2023 with an annual interest rate of 3.00%.	4,308	-
Line of credit up to RMB 100,000 from Bank of Communications,
1)due on October 25, 2022 with an annual interest rate of 3.85% and fully repaid on July 1, 2022.	-	1,568
2)due on August 11, 2023 with an annual interest rate of 3.60%.	8,616	-
3)due on September 5, 2023 with an annual interest rate of 3.50%.	5,744	-
Line of credit up to RMB 40,000 from Bank of China,
1)due on August 26, 2023 with an annual interest rate of 3.15%.	5,744	-
Line of credit up to RMB 100,000 from China Merchants Bank,
1)due on July 21, 2023 with an annual interest rate of 3.50%.	1,292	-
2)due on July 27, 2023 with an annual interest rate of 3.50%.	1,292	-
3)due on August 1, 2023 with an annual interest rate of 3.50%.	1,292	-
4)due on August 3, 2023 with an annual interest rate of 3.50%.	1,292	-
5)due on August 7, 2023 with an annual interest rate of 3.50%.	1,293	-
6)due on August 14, 2023 with an annual interest rate of 3.50%.	1,293	-
7)due on August 15, 2023 with an annual interest rate of 3.50%.	1,293	-
8)due on August 21, 2023 with an annual interest rate of 3.50%.	1,005	-
9)due on August 28, 2023 with an annual interest rate of 3.50%.	1,292	-
10)due on September 13, 2023 with an annual interest rate of 3.50%.	1,292	-
11)due on September 20, 2023 with an annual interest rate of 3.50%.	1,293	-
12)due on September 29, 2023 with an annual interest rate of 3.50%.	431	-
Total	$56,004	$9,591

(1) Guaranteed by CleanChip

For the years ended December 31, 2022, 2021 and 2020, interest expense related to short-term borrowings amounted to $810, $700, and $897, respectively.

NOTE 10 – OTHER PAYABLES AND ACCRUED EXPENSES

At December 31, 2022 and 2021, other payables and accrued expenses consisted of the following:

	December 31,
	2022	2021
Accrued commissions	$14,890	$12,507
Accrued warranty	8,780	6,631
Accrued payroll	12,201	5,684
Accrued professional fees	724	785
Accrued machine testing fees	1,215	149
Accrued machine sales fees	5,874	-
Others	8,517	5,979
Total	$52,201	$31,735

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

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$2,816	$2,451	$1,541
Short-term lease cost	786	394	236
Lease cost	$3,602	$2,845	$1,777

Supplemental cash flow information related to operating leases was as follows for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,602	$2,845	$1,777

Maturities of lease liabilities for all operating leases were as follows as of December 31, 2022:

December 31,
2023	$1,461
2024	1,065
2025	67
2026	49
2027	10
Total lease payments	$2,652
Less: Interest	(163)
Present value of lease liabilities	$2,489

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.00	1.37
Weighted average discount rate	4.25%	4.54%

NOTE 12 – LONG-TERM BORROWINGS

At December 31, 2022 and 2021, long-term borrowings consisted of the following:

	December 31,
	2022	2021
Loan from China Merchants Bank	$15,265	$18,390
Loans from Bank of China	5,744	6,977
Less: Current portion	(2,322)	(2,410)
	$18,687	$22,957

The loan from China Merchants Bank is for the purpose of purchasing property in Lingang, Shanghai. The loan is repayable in 120 installments with the last installment due in November 2030, with an annual interest rate of 4.65%. The loan is pledged by the property of ACM Shengwei and guaranteed by ACM Research (Shanghai), Inc.

Two loans from Bank of China are for the purpose of funding ACM Shanghai project expenditures. The loans bear interest at an annual rate of 2.6% and are repayable in 6 installments, with the last installments due in June 2024 and September 2024.

Scheduled principal payments for the outstanding long-term loans as of December 31, 2022 are as follows:

Year ending December 31,
2023	$2,322
2024	6,841
2025	1,813
2026	1,886
2027 and onwards	8,147
$21,009

For the year ended December 31, 2022, $845 of interest related to long-term borrowings was incurred, of which $845 was charged to interest expense and $0 was capitalized as other long-term assets. For the year ended December 31, 2021, $1,040 of interest related to long-term borrowings was incurred, of which $65 was charged to interest expense and $975 was capitalized as other long-term assets.

NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized (note 2). As of December 31, 2022 and 2021, other long-term liabilities consisted of the following unearned government subsidies:

	December 31,
	2022	2021
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$611	$791
Subsidies to Electro Copper Plating project, commenced in 2014	119	160
Subsidies to other cleaning tools, commenced in 2020	785	1,014
Subsidies to SW Lingang R&D development in 2021	4,266	5,958
Subsidies to CO2 Technology	965	-
Other	575	524
Total	$7,321	$8,447

NOTE 14 – LONG-TERM INVESTMENTS

On September 6, 2017, ACM and Ninebell Co., Ltd. (“Ninebell”), a Korean company that is one of the Company’s principal material suppliers, entered into an ordinary share purchase agreement, effective as of September 11, 2017, pursuant to which Ninebell issued to ACM ordinary shares representing 20% of Ninebell’s post-closing equity for a purchase price of $1,200, and a common stock purchase agreement, effective as of September 11, 2017, pursuant to which ACM issued 400,002 shares of Class A common stock to Ninebell for a purchase price of $1,000 at $2.50 per share. The investment in Ninebell is accounted for under the equity method.

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

	December 31,
Equity investee:	2022	2021
Ninebell	$5,199	$3,051
Wooil	1,011	-
Shengyi	1,168	211
Hefei Shixi	8,645	7,864
Subtotal	16,023	11,126
Other investee:
Waferworks	1,436	1,568
Total	$17,459	$12,694

For the years ended December 31, 2022, 2021 and 2020, the Company’s share of equity investees’ net income was $4,666, $4,637 and $655, respectively, which was included in equity income in net income of affiliates in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2022, 2021 and 2020, dividends received from its equity investee was $0, $0 and $555, respectively, which was offset in part by a reduction in the carrying value of the Company’s share of equity investees’ net income.

NOTE 15 – FINANCIAL LIABILITY CARRIED AT FAIR VALUE

In December 2016, Shengxin (Shanghai) Management Consulting Limited Partnership (“SMC”) paid 20,123,500 RMB ($2,981 as of the date of funding) (the “SMC Investment”) to ACM Shanghai for investment pursuant to terms to be subsequently negotiated. SMC is a PRC limited partnership partially owned by employees of ACM Shanghai.

In March 2017, (a) ACM issued to SMC a warrant (the “Warrant”) exercisable to purchase 1,192,506 shares of Class A common stock at a price of $2.50 per share, for a total exercise price of $2,981, and (b) ACM Shanghai agreed to repay the SMC Investment within 60 days after the exercise of the Warrant. In March 2018, SMC exercised the Warrant in full, as a result of which (1) ACM issued 1,192,506 shares of Class A common stock to SMC, (2) SMC borrowed the funds to pay the Warrant exercise price pursuant to a senior secured promissory note (the “SMC Note”) in the principal amount of $2,981 issued to ACM Shanghai, which in turn issued to ACM a promissory note (the “Intercompany Note”) in the principal amount of $2,981 in payment of the Warrant exercise price. Each of the SMC Note and the Intercompany Note bears an interest at a rate of 3.01% per annum and matured on August 17, 2023. The SMC Note is secured by a pledge of the shares issued upon exercise of the Warrant.

In connection with its follow-on public offering of Class A common stock in August 2019, ACM agreed to purchase a total of 464,463 of the Warrant shares from SMC at a per share price of $4.40, of which (a) $1,161 was applied to reduce SMC’s obligations to ACM Shanghai under the SMC Note, and which ACM then withheld for its own account and applied to reduce ACM Shanghai’s obligations to ACM under the Intercompany Note, and (b) the remaining $882 was paid to SMC. In a separate transaction, ACM Shanghai repaid $1,161 of the SMC Investment in cash, which reduced the amount of the SMC Investment due to SMC to $1,820.

The SMC Note and SMC Investment are offsetting items in the Company’s consolidated balance sheet in accordance with ASC 210-20-45-1 up to April 30, 2020.

In preparation for the STAR IPO, ACM Shanghai was required to terminate its financial relationship with SMC. In order to facilitate such termination, on April 30, 2020, ACM entered into two agreements relating to outstanding obligations among ACM Research, ACM Shanghai and SMC. Pursuant to such agreements: (i) ACM Shanghai assigned to ACM its rights under the SMC Note, including the right to receive payment of the $1,820 payable thereunder; (ii) ACM cancelled the outstanding $1,820 obligation of ACM Shanghai under the Intercompany Note; (iii) SMC surrendered its remaining 728,043 Warrant shares to ACM Research; and (iv) in exchange for such 728,043 Warrant shares, ACM agreed to deliver to SMC certain consideration (“SMC Consideration”) agreed upon by ACM Research and SMC, subject to obtaining certain PRC regulatory approvals. Under the agreements, if the required approvals were not obtained by December 31, 2023, ACM would cancel the SMC Note as consideration for the 728,043 Warrant shares. In a separate transaction in April 2020, ACM Shanghai repaid the remaining $1,820 of the SMC Investment in cash.

For the period beginning April 30, 2020, the SMC Consideration is accounted for as a financial liability, and the Company applies fair value option to measure the SMC Consideration in accordance with ASC 825-10-15-4a. On April 30, 2020, the SMC Consideration was $9,715 which was for cancellation of the Warrant shares and recorded in equity. The financial liability was remeasured to fair value as of the end of each of the reporting periods.

On July 29, 2020, ACM and SMC entered into an amended agreement under which, in settlement of the SMC Consideration, ACM issued to SMC a warrant (the “SMC 2020 Warrant”) to purchase 728,043 shares of Class A common stock at a purchase price of $2.50 per share, and ACM cancelled the SMC Note. The financial liability was remeasured to fair value of $21,679 as of July 29, 2020, and was retired with the issuance of the SMC 2020 Warrant.  The Company recognized a change in fair value of financial liability of $11,964 for the year ended December 31, 2020, which was reflected in the consolidated statement of operations. The Company recorded the difference of $19,859 between the SMC 2020 Warrant of $21,679 and the SMC Note of $1,820 into equity.

The SMC 2020 Warrant was initially measured at fair value at the issuance date and classified as equity permanently in accordance with ASC 815. The fair value of the SMC 2020 Warrant amounted to $21,679, based on the grant date using the Black-Scholes valuation model with the following assumptions:

July 29, 2020 (6)
Fair value of common share(1)	$29.76
Expected term in years(2)	3.42
Volatility(3)	47.42%
Risk-free interest rate(4)	0.15%
Expected dividend(5)	0%

(1)	Fair value of Class A common stock was the closing market price of the Class A common stock on July 29, 2020.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0%, as ACM has no history or expectation of paying a dividend on its common stock.
(6)	Prior period results have been adjusted to reflect the Stock Split effected in March 2022. See Note 2 for details.

On June 9, 2021, subsequent to its obtaining the necessary PRC approvals, SMC exercised the 2020 Warrant by paying the $1,820 exercise price to ACM and surrendering the 2020 Warrant to ACM. In return, ACM delivered 728,043 shares of ACM Class A common stock to SMC.

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

As SMIC was listed on the STAR Market in July 2020, ACM Shanghai’s investment is accounted for as trading securities and is stated at fair market value. At December 31, 2020, the fair market value is classified as Level 2 of the hierarchy established under ASC 820 with valuations based on quoted prices for identical securities in active markets, less a discount applied to reflect the remaining lock-up period. Following the expiration of the lock-up period in July 2021, the trading securities are stated at fair market value, which is classified as Level 1 of the hierarchy established under ASC 820 with valuations based on quoted prices for identical securities in active markets at December 31, 2022 and 2021.

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

In December 2022, the Nuode Asset Fund purchased shares in the secondary stock offering of a publicly traded PRC-stock listing.  The number of shares owned by Nuode Asset Fund was apportioned to all of the limited partners in proportion to their respective capital contributions (18.75% in the case of ACM Shanghai). All of the shares acquired by Nuode Asset fund are subject, under applicable Chinese laws, to lock-up restrictions that prevent sales of the shares for six months after the shares were acquired. ACM Shanghai’s investment is accounted for as trading securities and is stated at fair market value. At December 31, 2022, the fair market value is classified as Level 2 of the hierarchy established under ASC 820 with valuations based on quoted prices for identical securities in active markets, less a discount applied to reflect the remaining lock-up period.

The components of trading securities were as follows:

	December 31,
	2022	2021
Trading securities listed in Shanghai Stock Exchange
Cost	$14,779	$15,363
Market value	$20,209	$29,498

For the years ended December 31, 2022 and 2021, unrealized gain on trading securities, net of exchange difference amounted to $(7,855) and $607, respectively.

During the year ended December 31, 2022, the Company received $4,577 in proceeds from the sale of trading securities, including a realized gain of $1,116.

NOTE 17 – RELATED PARTY BALANCES AND TRANSACTIONS

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

The following tables represents related party transactions with the equity investees as of December 31, 2022 and 2021:

	December 31,
Advances to related party	2022	2021
Ninebell	$3,322	$2,383

	December 31,
Accounts payable	2022	2021
Ninebell	$10,526	$5,703
Shengyi	3,942	2,196
Total	$14,468	$7,899

	Year Ended December 31
Purchase of materials	2022	2021	2020
Ninebell	$40,985	$33,659	$15,251
Shengyi	5,350	2,434	2,300
Total	$46,335	$36,093	$17,551

	Year Ended December 31
Service fee charged by	2022	2021	2020
Shengyi	$543	$561	$322
Ninebell	-	-	22
Total	$543	$561	$344

NOTE 18 – COMMON STOCK

At December 31, 2021 and 2022, ACM was authorized to issue 150,000,000 shares of Class A common stock and 5,307,816 shares of Class B common stock, each with a par value of $0.0001. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to twenty votes and is convertible at any time into one share of Class A common stock. Shares of Class A common stock and Class B common stock are treated equally, identically and ratably with respect to any dividends declared by the Board of Directors unless the Board of Directors declares different dividends to the Class A common stock and Class B common stock by getting approval from a majority of common stockholders.

In March 2022, ACM effectuated the Stock Split, which was a 3-for-1 stock split of Class A and Class B common stock in the form of a stock dividend. Each stockholder of record at the close of business on March 16, 2022 received a dividend of two additional shares of Class A common stock for each then-held share of Class A common stock and two additional shares of Class B common stock for each then-held share of Class B common stock, which were distributed after the close of trading on March 23, 2022.

During the year ended December 31, 2022, ACM issued 980,354 shares of Class A common stock upon option exercises by employees and non-employees and an additional 66,003 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the year ended December 31, 2021, the Company issued 1,870,803 shares of Class A common stock upon options exercises by certain employees and non-employees and an additional 320,004 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.

During the year ended December 31, 2021, ACM issued 728,043 shares of Class A common stock upon the warrant exercise SMC (Note 15).

At December 31, 2022 and 2021, the number of shares of Class A common stock issued and outstanding was 54,655,286 and 53,608,929, respectively. At December 31, 2022 and 2021, the number of shares of Class B common stock issued and outstanding was 5,021,811 and 5,087,814, respectively.

NOTE 19 – STOCK-BASED COMPENSATION

In January 2020 ACM Shanghai adopted a 2019 Stock Option Incentive Plan (the “Subsidiary Stock Option Plan”) that provides for, among other incentives, the granting to officers, directors, and employees of options to purchase shares of ACM Shanghai’s common stock. The fair value of the stock options granted is estimated at the date of grant based on the Black-Scholes option pricing model using assumptions generally consistent with those used for ACM’s stock options. Because ACM Shanghai shares did not begin trading until November 2021, the expected volatility is estimated with reference to the average historical volatility of a group of publicly traded companies that are believed to have similar characteristics to ACM Shanghai.

ACM’s stock-based compensation consists of employee and non-employee awards issued under the 1998 Stock Option Plan and the 2016 Omnibus Incentive Plan and as standalone options. ACM granted stock options to employees under the 2016 Omnibus Incentive Plan during the years ended December 31, 2022, 2021, and 2020. The vesting condition may consist of a service period determined by the Board of Directors for a grant, or certain performance conditions determined by the Board of Directors for a grant. The fair value of the stock options granted with a service period-based condition is estimated at the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted with a market-based condition is estimated at the date of grant using the Monte Carlo simulation model.

The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Stock-Based Compensation Expense:
Cost of revenue	$520	$397	$175
Sales and marketing expense	1,877	1,802	1,199
Research and development expense	2,565	1,115	763
General and administrative expense	2,768	1,803	3,491
	$7,730	$5,117	$3,572

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense by type:
Employee stock option plan	$7,346	$4,674	$4,900
Non-employee stock option plan	46	94	396
Subsidiary stock option plan	338	349	332
	$7,730	$5,117	$3,572

The fair value of options granted to employees with a service period-based condition is estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2022 (6)	2021 (6)	2020 (6)
Fair value of common share(1)	$16.83-25.45	$12.79-17.02	$7.36-28.42
Expected term in years(2)	5.50-6.25	6.25	5.50-6.25
Volatility(3)	49.43-50.87%	48.53-49.47%	42.17%-48.15%
Risk-free interest rate(4)	1.7%-3.04%	1.00%-1.44%	0.44%-0.82%
Expected dividend(5)	0%	0%	0%

(1)	Fair value of Class A common stock value was the closing market price of the Class A common stock on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.
(6)	Prior period results have been adjusted to reflect the Stock Split effected in March 2022. See Note 2 for details.

During the years ended December 31, 2022 and 2021, no options were granted to employees with a market-based condition. During the year ended December 31, 2020, the fair values of option granted to employees with a market-based condition was estimated on the grant date using the Monte Carlo simulation model with the following assumptions:

Year Ended December 31,
2020 (6)
Fair value of common share(1)	$7.36
Expected term in years(2)	9.20 - 9.80
Volatility(3)	45.10%
Risk-free interest rate(4)	2.68%
Expected dividend(5)	0%

(1)	Fair value of Class A common stock value was the closing market price of the Class A common stock on the grant date.
(2)	Expected term of share options is based on the average of the vesting period and the contractual term for each grant according to Staff Accounting Bulletin 110.
(3)	Volatility is calculated based on the historical volatility of the stock of companies comparable to ACM in the period equal to the expected term of each grant.
(4)	Risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the share options in effect at the time of grant.
(5)	Expected dividend is assumed to be 0%, as ACM has no history or expectation of paying a dividend on its common stock.
(6)	Prior period results have been adjusted to reflect the Stock Split effected in March 2022. See Note 2 for details.

Employee Awards

The following table summarizes the Company’s employee share option activities during the years ended December 31, 2020, 2021 and 2022:

	Number of Option Shares (1)	Weighted Average Grant Date Fair Value (1)	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	8,982,189	$0.86	$2.26	7.05 years
Granted	2,359,197	4.06	9.72
Exercised	(1,641,567)	0.45	1.26
Forfeited/cancelled	(125,586)	1.60	4.22
Outstanding at December 31, 2020	9,574,233	$1.71	$4.24	7.13 years
Granted	421,200	16.05	35.38
Exercised	(1,431,174)	0.82	2.10
Forfeited/cancelled	(162,012)	8.32	19.03
Outstanding at December 31, 2021	8,402,247	$2.45	$5.88	6.53 years
Granted	1,653,300	10.31	22.41
Exercised	(416,546)	1.20	2.97
Forfeited/cancelled	(427,360)	11.41	25.24
Outstanding at December 31, 2022	9,211,641	$3.58	$8.24	6.36 years
Vested and exercisable at December 31, 2022	6,346,725

(1)	Prior period results have been adjusted to reflect the Stock Split effected in March 2022. See Note 2 for details.

As of December 31, 2022, $16,009 of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM was expected to be recognized over a weighted-average period of 1.53 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

Non-employee Awards

The following table summarizes the Company’s non-employee share option activities during the years ended December 31, 2020, 2021 and 2022:

	Number of Option Shares (1)	Weighted Average Grant Date Fair Value (1)	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	3,304,839	$0.27	$0.90	5.85 years
Granted	60,000	3.43	8.53
Exercised	(855,945)	0.29	1.06
Forfeited/cancelled	(780)	0.10	0.25
Outstanding at December 31, 2020	2,508,114	$0.34	$1.02	4.92 years
Exercised	(439,629)	0.37	1.28
Forfeited/cancelled	(1,467)	0.11	0.28
Outstanding at December 31, 2021	2,067,018	$0.33	$0.97	3.98 years
Exercised	(563,808)	0.21	0.51
Forfeited/cancelled	(19,552)	0.21	0.48
Outstanding at December 31, 2022	1,483,658	$0.38	$1.15	3.68 years
Vested and exercisable at December 31, 2022	1,464,908

(1)	Prior period results have been adjusted to reflect the Stock Split effected in March 2022. See Note 2 for details.

As of December 31, 2022 and 2021, $55 and $102, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were both expected to be recognized over a weighted-average period of 0.06 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM Shanghai Option Grants

The following table summarizes the ACM Shanghai employee stock option activities during the years ended December 31, 2022 and 2021:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	5,423,654	$0.23	$1.89	3.50 years
Forfeited/cancelled	(46,154)	0.24	2.04
Outstanding at December 31, 2021	5,377,500	$0.24	$2.04	2.50 years
Outstanding at December 31, 2022	5,377,500	$0.23	$1.93	1.76 years
Vested and exercisable at December 31, 2022	2,688,771

During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $338 and $349, related to stock option grants of ACM Shanghai. As of December 31, 2022 and 2021, $160 and $525 of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 0.8 and 1.5 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

NOTE 20 – INCOME TAXES

The following represent the U.S. and foreign components of income before income tax for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
U.S. federal	$(3,456)	$(4,389)	$(16,688)
Foreign	70,818	47,444	35,983
Income before income taxes	$67,362	$43,055	$19,295

The following represent components of the income tax benefit (expense) for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
U.S. federal	$(479)	$(91)	$(61)
U.S. state	(18)	(2)	(2)
Total U.S. current tax benefit (expense)	(497)	(93)	(63)
Foreign	(11,139)	(2,195)	(2,014)
Total current tax expense	(11,636)	(2,288)	(2,077)
Deferred:
U.S. federal	(10,927)	2,089	7,325
U.S. state	8	-	-
Total U.S. deferred tax benefit (expense)	(10,919)	2,089	7,325
Foreign	5,757	65	(2,866)
Total deferred tax benefit	(5,162)	2,154	4,459
Total income tax benefit (expense)	$(16,798)	$(134)	$2,382

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2022, 2021, and 2020 are presented below:

	Year Ended December 31,
	2022	2021	2020

Deferred tax assets:
Net operating loss carry forwards (offshore)	$1,456	$522	$323
Net operating loss carry forwards (U.S.) and credit	1,246	12,173	9,981
Deferred revenue (offshore)	1,826	361	556
Accruals (U.S.)	100	15	22
Reserves and other (offshore)	3,655	1,528	884
Stock-based compensation (U.S.)	3,289	2,283	1,599
Property and equipment (U.S.)	-	1	164
Lease liability	414	559	659
Total gross deferred tax assets	11,986	17,442	14,188
Less: valuation allowance	(1,782)	(919)	(848)
Total deferred tax assets	10,204	16,523	13,340
Deferred tax liabilities:
Fixed assets	(443)	(589)	(697)
Deferred revenue (offshore)	-	(1,486)	(967)
Equity Investments and unrealized gain on trading securities	(3,059)	(2,584)	(1,886)
Total deferred tax liabilities	(3,502)	(4,659)	(3,550)
Deferred tax assets, net	$6,702	$11,864	$9,790

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, a partial valuation allowance has been established against some net deferred tax assets as of December 31, 2022 and 2021, based on estimates of recoverability. In order to fully realize the deferred tax assets, the Company must generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

As of December 31, 2022 and 2021, the Company had valuation allowances, respectively, of $49 and $160 for U.S federal purposes, $277 and $237 for U.S. state purposes and $1,456  and $522 for PRC income tax purposes.

As of December 31, 2022 and 2021, the Company had net operating loss carry-forwards of, respectively, $4,385 and $56,077 for U.S federal purposes, $545 and $545 for U.S. state purposes and $6,474 and $2,086 for PRC income tax purposes. Such losses begin expiring in 2037, 2032 and 2025 for U.S. federal, U.S. state and PRC income tax purposes, respectively.

As of December 31, 2022 and 2021, the Company had research credit carry-forwards of, respectively, $61 and $200 for U.S. federal purposes and $377 and $377 for U.S. state purposes. Such credits begin expiring in 2023 for U.S. federal carry-forwards. There is no expiration date for U.S. state carry-forwards.

Under provisions of the U.S. Internal Revenue Code (the “IRC”), a limitation applies to the use of the U.S. net operating loss and credit carry-forwards that would be applicable if ACM experiences an “ownership change,” as defined in IRC Section 382. ACM conducted an analysis of its stock ownership under IRC Section 382 and $4,385 of the net operating loss carryforwards are subject to annual limitation as a result of the ownership change in 2017. The net operating loss carryforwards are not expected to expire before utilization.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for PRC income tax purpose due to the effects of the valuation allowance and certain permanent differences as they pertain to book-tax differences in employee stock-based compensation and non-US research expense. A new requirement to capitalize and amortize previously deductible research and experimental expenses resulting from a change in Section 174 made by the Tax Cuts and Jobs Act of 2017 (the “TCJA”) became effective on January 1, 2022. Under the TCJA, the Company is required to capitalize, and subsequently amortize R&D expenses over fifteen years for research activities conducted outside of the U.S. The capitalization of overseas R&D expenses resulted in a significant increase in the Company’s global intangible low-taxed income inclusion. Congress is considering legislation, but legislation has not passed, that would repeal the capitalization requirement. Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes at a rate of 25%, except for ACM Shanghai. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, and 2021, with an effective period of three years. In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and is entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022. The provision for PRC corporate income tax for ACM Shanghai is calculated by applying the income tax rate of 12.5% for the years ended December 31, 2022, 2021 and 2020.

Income tax expense for the years ended December 31, 2022, 2021 and 2020 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income as a result of the following:

	Year Ended December 31,
	2022	2021	2020

Effective tax rate reconciliation:
Income tax provision at statutory rate	21.00%	21.00%	21.00%
Stock Compensation	(2.72)	(12.75)	(36.99)
Foreign rate differential	(9.43)	(11.60)	(5.07)
Other permanent difference	(0.26)	(0.23)	11.71
Foreign income taxed in US	19.86	10.32	6.05
Foreign Research Expense	(4.79)	(6.59)	(8.80)
Change in valuation allowance	1.28	0.16	(0.25)
Total income tax expense (benefit)	24.94%	0.31%	(12.35)%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2022 and 2021, were as follows:

	Year Ended December 31,
	2022	2021	2020

Beginning balance	$6,066	$570	$44
Increase of unrecognized tax benefits taken in prior years	-	52	116
Increase of unrecognized tax benefits related to current year	2,623	5,476	410
Reductions for tax positions related to prior years	(241)	(32)	-
Ending balance	$8,448	$6,066	$570

The Company is subject to taxation in the United States, California and foreign jurisdictions. The federal, state and foreign income tax returns are under the statute of limitations subject to tax examinations for the tax years ended December 31, 2000 through December 31, 2022. To the extent the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the U.S. Internal Revenue Service or by state or foreign tax authorities to the extent utilized in a future period.

The Company had $8,448 and $6,066 of unrecognized tax benefits as of December 31, 2022 and 2021, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, respectively, the Company had $508 and $44 of accrued penalties related to uncertain tax positions, all of which was recognized in the Company’s consolidated statements of operations and comprehensive income for the year then ended. The amount of the unrecognized tax benefit that, if recognized, would impact the effective tax rate was $8,360 as of December 31, 2022. There were no ongoing examinations by taxing authorities as of December 31, 2022 or 2021.

As of December 31, 2022, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $90 million of undistributed earnings of its foreign subsidiaries that is indefinitely reinvested.  Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

NOTE 21 – SEGMENT INFORMATION

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

For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment, other long-term assets, and right-of-use assets and are attributed to the geographic location in which they are located. Long-lived assets by geographic region as of the years ended were as follows:

	December 31,
	2022	2021
Long-lived assets by geography:
Mainland China	$140,481	$71,534
South Korea	3,830	1,324
United States	10	50
Total	$144,321	$72,908

NOTE 22 – COMMITMENTS AND CONTINGENCIES

The Company leases offices under non-cancelable operating lease agreements. See note 11 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

As of December 31, 2022, the Company had $102,906 of open capital commitments.

Covenants in ACM Shengwei’s Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Shengwei pay liquidated damages in the event that (a) it does not make a total investment (including the costs of construction, fixtures, equipment and grant fees) of at least RMB 450.0 million ($63,400) or (b) within six years after the land use right is obtained, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to the PRC at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.

As of December 31, 2022 and December 31, 2021, the Company had paid in total $35,376 and $13,265, respectively for its Lingang-related investments.

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

The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2022 and 2021. In the opinion of management, no provision for liability nor disclosure was required as of December 31, 2022 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

NOTE 23 – STATUTORY SURPLUS RESERVE

In accordance with the PRC’s Foreign Enterprise Law, ACM Shanghai, ACM Shengwei, and ACM Wuxi are required to make appropriation to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income in accordance with generally accepted accounting principles of PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds were $16,881 and $8,312 as of December 31, 2022 and December 31, 2021, respectively, and are presented as statutory surplus reserve on the Company’s consolidated balance sheets.

NOTE 24 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

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

ACM did not have significant capital or other commitments, long-term obligations, or guarantees as of December 31, 2022 or 2021.

The following represents condensed unconsolidated financial information of ACM only as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020:

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$23,853	$29,536
Accounts receivable	24	16
Due from intercompany	-	-
Other receivable	5,017	48
Prepaid expenses	134	594
Total current assets	29,028	30,194
Deferred tax assets	6,703	13,166
Investment in unconsolidated subsidiaries	653,926	637,961
Total assets	$689,657	$681,321

Liabilities and Stockholders’ Equity
Accounts payable	$236	$875
Other payables	4,409	404
Income taxes payable	3,469	254
FIN-48 payable	6,686	2,282
Deferred tax liability	-	1,302
Total liabilities	14,800	5,117
Total stockholders’ equity	674,857	676,204
Total liabilities and stockholder’s equity	$689,657	$681,321

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
Revenue	$569	$16	$1,776
Cost of revenue	-	-	(1,707)
Gross profit	569	16	69
Operating expenses:
Sales and marketing expenses	(3,193)	(2,443)	(1,361)
General and administrative expenses	(5,421)	(5,116)	(5,010)
Research and development expenses	-	-	-
Loss from operations	(8,045)	(7,543)	(6,302)
Equity in earnings of unconsolidated subsidiaries	32,145	43,866	36,273
Change in fair value of financial liability	-	-	(11,964)
Interest income, net	57	54	90
Interest expense, net	(7)	-	-
Other income, net	2,148	1,380	683
Income before income taxes	26,298	37,757	18,780
Income tax benefit	12,965	-	-
Net income	$39,263	$37,757	$18,780

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(5,997)	$(5,902)	$(290)
Net cash used by investing activities	(1,000)	-	-
Net cash provided by financing activities	1,314	5,250	2,745
Net increase (decrease) in cash and cash equivalents	(5,683)	(652)	2,455
Cash and cash equivalents, beginning of year	29,536	30,188	27,733
Cash and cash equivalents, end of year	$23,853	$29,536	$30,188

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of Previous Independent Registered Public Accounting Firm

On May 12, 2022, the Audit Committee of our Board of Directors, or the Audit Committee, completed a competitive selection process to determine our independent registered public accounting firm for the fiscal year ended December 31, 2022. The Audit Committee invited to participate in this process several independent public accounting firms that are subject to inspection by the PCAOB. As a result of this process, on May 16, 2022, we dismissed BDO China as our independent registered public accounting firm. BDO China, which audited our consolidated financial statements from 2015 through 2021, is not inspected by the PCAOB and therefore was not considered by the Audit Committee in selecting our independent registered public accounting firm for the fiscal year ended December 31, 2022.

The reports of BDO China on our consolidated financial statements and internal control over financial reporting for the fiscal years ended December 31, 2021 and 2020 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2021 and 2020 and in the subsequent interim period through March 31, 2022, there were (a) no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S‑K and the related instructions) with BDO China on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of BDO China, would have caused BDO China to make reference thereto in its reports on the consolidated financial statements for the fiscal years ended December 31, 2021 and 2020 and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S‑K).

We provided a copy of the foregoing disclosures to BDO China and requested that BDO China furnish us with a letter addressed to the SEC, pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not BDO China agreed with the above disclosures. A copy of BDO China’s letter furnished pursuant to that request is filed as Exhibit 16.01.

Engagement of New Independent Registered Public Accounting Firm

On May 12, 2022, the Audit Committee also approved the engagement of Armanino LLP as our new independent registered public accounting firm to perform independent audit services for the fiscal year ended December 31, 2022. Armanino LLP is subject to inspection by the PCAOB. The engagement of Armanino LLP became effective on May 19, 2022.

During the fiscal years ended December 31, 2021 and 2020 and in the subsequent interim period through March 31, 2022, neither we nor anyone on our behalf consulted with Armanino LLP with respect to either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements, and no written report or oral advice was provided to us by Armanino LLP that was an important factor that we considered in reaching a decision as to any accounting, auditing or financial reporting issue or (b) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S‑K and the related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S‑K).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of December 31, 2022. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The effectiveness of the disclosure controls and procedures is also necessarily limited by the staff and other resources available to management and the geographic diversity of our company’s operations. As a result of the COVID-19 pandemic, in 2021 and 2022 we have faced additional challenges in operating and monitoring our disclosure controls and procedures as a result of employees working remotely and management travel being limited. In addition, we face potential heightened cybersecurity risks as our level of dependence on our IT networks and related systems increases, stemming from employees working remotely, and the number of malware campaigns and phishing attacks preying on the uncertainties surrounding the COVID‑19 pandemic increases.

Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our company’s disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses in internal control over financial reporting described below, our management, including our Chief Executive Officer and Chief Financial Officer, believes that our consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with GAAP.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2022:

•
Management did not design and maintain effective risk assessment procedures, and monitoring activities. These deficiencies were attributed to insufficient identification and assessment of risks impacting the design, implementation, and operating effectiveness of internal control over financial reporting, and insufficient evaluation and determination as to whether components of internal control were present and functioning.

•
Management did not design and maintain effective information technology controls related to (a) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (b) computer operations controls to ensure that critical information is monitored, and data backups are authorized and monitored, (c) appropriate controls to evaluate automated controls, and (d) appropriate controls to validate the completeness and accuracy of key reports used within controls across substantially all financial statement areas.

Although these material weaknesses did not result in any material misstatement of our consolidated financial statements as of and for the year ended December 31, 2022, there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.

Remediation Efforts

We have begun the process of, and are focused on, designing and implementing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:
•
Continue engagement with an outside firm to assist management with (i) designing and maintaining effective risk assessment procedures and monitoring activities, (ii) reviewing our current processes, procedures, and systems and assessing the design of controls to identify opportunities to enhance the design of controls that would address relevant risks identified by management to assure the operating effectiveness of internal control over financial reporting, and (iii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls.

•
Continue to recruit qualified individuals for key positions within our accounting and other support functions that will further enhance internal control capabilities, allow for appropriate segregation of duties, and provide appropriate oversight and reviews.

•
Complete the implementation of our new enterprise reporting software and other system integrations and establish effective general controls over these systems to ensure that our automated process level controls and information produced and maintained in our IT systems is relevant and reliable.

•
Restrict and monitor user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access of applications, programs, and data to appropriate personnel, implement computer operations controls to ensure that critical information is monitored, and data backups are authorized and monitored, establish appropriate controls to evaluate automated controls, and design and monitor appropriate controls to validate the completeness and accuracy of key reports used within controls across substantially all financial statement areas.

We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the planned remediation will improve the effectiveness of our internal control over financial reporting. While these planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Armanino LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein under “Item 8. Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting and Remediation Efforts

Other than the material weaknesses and the management remediation efforts described above, no changes were identified to our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

Item 9B.	Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

 (a) ACM Research was identified by the SEC pursuant to Section 104(i)(2)(A) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)(2)(A)) as having retained, for the preparation of the audit report on its financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, a registered public accounting firm that has a branch or office that is located in a foreign jurisdiction and that the PCAOB had then determined it was unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, which determination was vacated by the PCAOB on December 15, 2022. ACM Research herein confirms that it is not owned or controlled by any governmental entity in such foreign jurisdiction.

(b) Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

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
Lease Amendment dated January 4, 2021 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.01(d) to the Annual Report on Form 10-K filed on March 1, 2022)

10.02
Lease Agreement dated April 26, 2018 between ACM Research (Shanghai), Inc. and Shanghai Zhangjiang Group Co., Ltd. (incorporated herein by reference to Exhibit 10.01 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)

10.03
Lease Agreement dated January 18, 2018 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd. (incorporated herein by reference to Exhibit 10.05 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)

10.04
Securities Purchase Agreement dated March 14, 2017 by and among ACM Research, Inc., Shengxin (Shanghai) Management Consulting Limited Partnership and ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.03 to the Registration Statement on Form S-1 filed on September 13, 2017)

10.05
Securities Purchase Agreement dated March 23, 2017 between ACM Research, Inc. and Shanghai Science and Technology Venture Capital Co., Ltd., as amended (incorporated herein by reference to Exhibit 10.04 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)

10.06
Ordinary Share Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi (incorporated herein by reference to Exhibit 10.07 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)

10.07
Stock Purchase Agreement, dated October 11, 2017, by and among ACM Research, Inc., Xinxin (Shanghai) Capital Co., Limited, Xinxin (Hongkong) Capital Co., Limited and David H. Wang (incorporated herein by reference to Exhibit 10.10 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)

10.08	Form of Capital Increase Agreement between ACM Research, Inc. and certain investors (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.08(a)
Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.12 hereto (incorporated herein by reference to Exhibit 10.01(a) to the Quarterly Report on Form 10-Q filed on August 12, 2019)

10.09	Form of Agreement between ACM Research, Inc. and certain Investors (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.09(a)
Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.13 hereto (incorporated herein by reference to Exhibit 10.02(a) to the Quarterly Report on Form 10-Q filed on August 12, 2019)

10.10
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

10.11+	2016 Omnibus Incentive Plan of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on December 8, 2017)
10.11(a)+
Form of Incentive Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(a) to the Registration Statement on Form S-1 filed on September 13, 2017)

10.11(b)+
Form of Non-qualified Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.10(b) to the Registration Statement on Form S-1 filed on September 13, 2017)

10.11(c)+
Form of Restricted Stock Unit Grant Notice and Agreement under 2016 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.10(c) to the Registration Statement on Form S-1 filed on September 13, 2017)

10.12+	Form of Nonstatutory Stock Option Agreement of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13+	1998 Stock Option Plan of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13(a)+	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12(a) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13(b)+	Form of Non-statutory Stock Option Agreement under 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12(b) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.14
Form of Indemnification Agreement entered into between ACM Research, Inc. and certain of its directors and officers  (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on September 13, 2017)

10.15+	Letter agreement dated June 12, 2019 between ACM Research, Inc. and Mark McKechnie (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on August 13, 2019)
10.16+‡
Employment Agreement dated January 8, 2018 between ACM Research (Shanghai), Inc. and Lisa Feng (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on March 1, 2022)

10.17
Note Assignment and Cancellation Agreement dated April 30, 2020 by and among ACM Research, Inc., ACM Research (Shanghai), Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report Form 10-Q filed on May 8, 2020)

10.18(a)
Share Transfer and Note Cancellation Agreement dated April 30, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed on May 8, 2020)

10.18(b)
Amendment No. 1 to Share Transfer and Note Cancellation Agreement dated July 29, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on November 9, 2020)

10.19‡†
Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) dated as of May 7, 2020 between ACM Research (Lingang), Inc. and China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on May 13, 2020)

10.20†
Commitment Letter Regarding the Lock-up of Shares, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on June 1, 2020)

10.21†
Commitment Letter Regarding Shareholding Intent and Intent to Reduce Shareholding, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.02 to the Current Report to Form 8-K filed on June 1, 2020)

10.22†
Commitment Letter Regarding the Plan and Binding Measures for Stabilizing the Stock Price of ACM Research (Shanghai), Inc. Within Three Years After Listing, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc., and certain individuals named therein (incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K filed on June 1, 2020)

10.23†
Commitment Letter Regarding Fraudulent Issuance of Listed Shares, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.04 to the Current Report on Form 8-K filed on June 1, 2020)

10.24‡†
Commitment Letter Regarding the Lack of False Records, Misleading Statements or Major Omissions in the Preliminary Information Document, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.05 to the Current Report on Form 8-K filed on June 1, 2020)

10.25†
Commitment Letter Regarding Making Up for Diluted Immediate Returns, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.06 to the Current Report on Form 8-K filed on June 1, 2020)

10.26‡†
Commitment Letter Regarding Unfulfilled Commitment on Binding Measures, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.07 to the Current Report on Form 8-K filed on June 1, 2020)

10.27†
Commitment Letter Regarding the Avoidance of Competition in the Same Industry, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.08 to the Current Report on Form 8-K filed on June 1, 2020)

10.28†
Commitment Letter Regarding the Standardization and Reduction of Related Transactions, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.09 to the Current Report on Form 8-K filed on June 1, 2020)

10.29†
Commitment Letter Regarding the Avoidance of Funds Occupation and Illegal Guarantee, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 1, 2020)

10.30‡†	Statement and Commitment Letter, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on June 1, 2020)
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

10.34†
Confirmation and Commitment Letter Regarding the Historical Evolution Related Matters Regarding ACM Research (Shanghai), Inc., effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 1, 2020)

10.35†	Confirmation Letter, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 1, 2020)
10.36‡†
Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.) Partnership Agreement, dated June 9, 2020, among China Fortune Tech Capital Co., Ltd., as general partner, and the several limited partners named therein, including ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on July 7, 2020)

10.37‡†
Supplementary Agreement to Partnership Agreement of Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.), dated June 15, 2020, among China Fortune Tech Capital Co., Ltd., as general partner, and the several limited partners named therein, including ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on July 7, 2020)

10.38†*	Form of Shanghai Public Rental Housing Overall Pre-Sale Contract (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on February 25, 2021)
10.38(a)
Schedule identifying agreements substantially identical to the form of Shanghai Public Rental Housing Overall Pre-Sale Contract filed as Exhibit 10.43 hereto (incorporated herein by reference to Exhibit 10.01(a) to the Current Report on Form 8-K filed on February 25, 2021)

10.39†
Loan and Mortgage Contract dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and Shengwei Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on February 25, 2021)

10.40†
Irrevocable Letter of Guarantee dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K filed on February 25, 2021)

10.41‡†
Plant lease Contract dated as of February 1, 2021 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd. (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on May 7, 2021)

16.01
Letter dated May 19, 2022 from BDO China Shu Lun Pan Certified Public Accountants LLP to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on May 19, 2022)

21.01	List of Subsidiaries of ACM Research, Inc.
23.01	Consent of Armanino LLP
23.02	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.01	Submission under Item 9C(a) of Form 10-K
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

+	Indicates management contract or compensatory plan.
‡	Certain information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]
†	Unofficial English translation of original document prepared in Mandarin Chinese.
*
Certain appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish copies of the omitted appendices upon request by the Securities and Exchange Commission, provided that we may request confidential treatment pursuant to Rule 24b‑2 of the Securities Exchange Act of 1934 for the appendices so furnished.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 1, 2023.

ACM RESEARCH, INC.

By:	/s/ David H. Wang
David H. Wang
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated as of March 1, 2023:

Signature	Title

/s/ David H. Wang
David H. Wang	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Mark A. McKechnie
Mark A. McKechnie	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ Haiping Dun
Haiping Dun	Director

/s/ Chenming Hu
Chenming Hu	Director

/s/ Tracy Liu
Tracy Liu	Director

/s/ Xiao Xing
Xiao Xing	Director