Form 10-Q
period 2023-06-30
ACM Research, Inc.
filed 2023-08-07
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	55,000,705 shares outstanding as of August 4, 2023
Class B Common Stock, $0.0001 par value	5,021,811 shares outstanding as of August 4, 2023

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$257,420	$247,951
Restricted cash	582	500
Short-term time deposits (note 2)	6,000	70,492
Trading securities (note 15)	6,375	20,209
Accounts receivable (note 4)	200,745	182,936
Other receivables	34,491	29,617
Inventories (note 5)	471,094	393,172
Advances to related party (note 16)	1,155	3,322
Prepaid expenses	18,970	15,607
Total current assets	996,832	963,806
Property, plant and equipment, net (note 6)	159,013	82,875
Land use right, net (note 7)	8,290	8,692
Operating lease right-of-use assets, net (note 11)	7,809	2,489
Intangible assets, net	2,107	1,255
Long-term time deposits (note 2)	112,104	101,956
Deferred tax assets (note 19)	11,249	6,703
Long-term investments (note 14)	16,122	17,459
Other long-term assets (note 8)	3,388	50,265
Total assets	$1,316,914	$1,235,500
Liabilities and Equity
Current liabilities:
Accounts payable	$106,861	$101,735
Other payables and accrued expenses (note 10)	59,997	52,201
Advances from customers	195,485	153,773
Current portion of operating lease liability (note 11)	3,042	1,382
Deferred revenue	5,050	4,174
Short-term borrowings (note 9)	53,976	56,004
Current portion of long-term borrowings (note 12)	3,239	2,322
Income taxes payable (note 19)	10,324	3,469
FIN-48 payable (note 19)	6,446	6,686
Related party accounts payable (note 16)	11,879	14,468
Total current liabilities	456,299	396,214
Long-term borrowings (note 12)	15,899	18,687
Long-term operating lease liability (note 11)	4,767	1,107
Other long-term liabilities (note 13)	6,566	7,321
Total liabilities	483,531	423,329
Commitments and contingencies (note 20)
Equity:
Stockholders’ equity:
Class A Common stock (note 17)	5	5
Class B Common stock (note 17)	1	1
Additional paid-in capital	612,699	604,089
Retained earnings	124,284	94,426
Statutory surplus reserve (note 22)	16,881	16,881
Accumulated other comprehensive loss	(61,916)	(40,546)
Total ACM Research, Inc. stockholders’ equity	691,954	674,856
Non-controlling interests	141,429	137,315
Total equity	833,383	812,171
Total liabilities and equity	$1,316,914	$1,235,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2023
	2023	2022	2023	2022
Revenue (note 3)	$144,577	$104,395	$218,833	$146,581
Cost of revenue	75,938	60,238	110,208	82,738
Gross profit	68,639	44,157	108,625	63,843
Operating expenses:
Sales and marketing	11,439	7,664	20,776	14,361
Research and development	20,064	11,367	34,093	28,713
General and administrative	6,706	5,091	14,464	10,040
Total operating expenses	38,209	24,122	69,333	53,114
Income from operations	30,430	20,035	39,292	10,729
Interest income	2,346	2,144	4,131	3,949
Interest expense	(649)	(306)	(1,344)	(567)
Realized gain from sale of trading securities	3,919	-	7,913	-
Unrealized loss on trading securities	(2,455)	(423)	(3,109)	(4,281)
Other income, net	3,724	2,505	2,306	2,742
Equity income in net income of affiliates	3,920	472	3,888	401
Income before income taxes	41,235	24,427	53,077	12,973
Income tax expense (note 19)	(7,638)	(7,679)	(10,517)	(3,668)
Net income	33,597	16,748	42,560	9,305
Less: Net income attributable to non-controlling interests	6,772	4,512	8,590	2,855
Net income attributable to ACM Research, Inc.	$26,825	$12,236	$33,970	$6,450
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	(303)	(230)	(395)	(147)
Net income available to common stockholders, diluted	$26,522	$12,006	$33,575	$6,303

Comprehensive income (loss):
Net income	33,597	16,748	42,560	9,305
Foreign currency translation adjustment, net of tax	(35,269)	(40,372)	(25,846)	(37,918)
Comprehensive income (loss)	(1,672)	(23,624)	16,714	(28,613)
Less: Comprehensive income (loss) attributable to non-controlling interests	652	(2,248)	4,114	(3,321)
Comprehensive income (loss) attributable to ACM Research, Inc.	$(2,324)	$(21,376)	$12,600	$(25,292)

Net income attributable to ACM Research, Inc. per share of common stock (note 2):
Basic	$0.45	$0.21	$0.57	$0.11
Diluted	$0.41	$0.18	$0.52	$0.10

Weighted average shares of common stock outstanding used in computing per share amounts (note 2):
Basic	59,898,149	59,177,643	59,817,903	59,003,484
Diluted	64,929,638	65,478,677	64,968,900	65,772,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2023 and 2022
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income	Non-controlling interests	Total Equity
Balance at December 31, 2021	53,608,929	$5	5,087,814	$1	$595,045	$63,732	$8,312	$9,109	$135,461	$811,665
Net income	-	-	-	-	-	6,450	-	-	2,855	9,305
Foreign currency translation adjustment	-	-	-	-	-	-	-	(31,742)	(6,176)	(37,918)
Exercise of stock options	531,874	-	-	-	750	-	-	-	-	750
Stock-based compensation	-	-	-	-	3,343	-	-	-	-	3,343
Conversion of Class B common stock to Class A common stock	1,002	-	(1,002)	-	-	-	-	-	-	-
Balance at June 30, 2022	54,141,805	$5	5,086,812	$1	$599,138	$70,182	$8,312	$(22,633)	$132,140	$787,145

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total Equity
Balance at December 31, 2022	54,655,286	$5	5,021,811	$1	$604,089	$96,034	$16,881	$(40,546)	$137,315	$813,779
Cumulative effect of change in accounting principle under ASU 2016-13						(1,769)				(1,769)
Net income	-	-	-	-	-	33,970	-	-	8,590	42,560
Foreign currency translation adjustment	-	-	-	-	-	-	-	(21,370)	(4,476)	(25,846)
Exercise of stock options	296,204	-	-	-	4,525	-	-	-	-	4,525
Shanghai dividend accrual						(3,951)				(3,951)
Stock-based compensation	-	-	-	-	4,085	-	-	-	-	4,085
Balance at June 30, 2023	54,951,490	$5	5,021,811	$1	$612,699	$124,284	$16,881	$(61,916)	$141,429	$833,383

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2023 and 2022
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income	Non-controlling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at April 1, 2022	54,035,280	$5	5,086,812	$1	$597,143	$57,946	$8,312	$10,979	$134,388	$808,774
Net income	-	-	-	-	-	12,236	-	-	4,512	16,748
Foreign currency translation adjustment	-	-	-	-	-	-	-	(33,612)	(6,760)	(40,372)
Exercise of stock options	106,525	-	-	-	26	-	-	-	-	26
Stock-based compensation	-	-	-	-	1,969	-	-	-	-	1,969
Balance at June 30, 2022	54,141,805	$5	5,086,812	$1	$599,138	$70,182	$8,312	$(22,633)	$132,140	$787,145

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount		Additional Paid- in Capital		Retained earnings		Statutory Surplus Reserve		Accumulated Other Comprehensive Income (Loss)		Non-controlling interests		Total Equity
Balance at April 1, 2023	54,818,355	$5	5,021,811	$1		$606,398		$101,410		$16,881		$(32,768)		$140,778		$832,705
Net income	-	-	-	-		-		26,825		-		-		6,772		33,597
Foreign currency translation adjustment	-	-	-	-		-		-		-		(29,148)		(6,121)		(35,269)
Exercise of stock options	133,135	-	-	-		4,284		-		-		-		-		4,284
Shanghai dividend accrual								(3,951)								(3,951)
Stock-based compensation	-	-	-	-		2,017		-		-		-		-		2,017
Balance at June 30, 2023	54,951,490	$5	5,021,811	$1	$—	$612,699	$—	$124,284	$—	$16,881	$—	$(61,916)	$—	$141,429	$—	$833,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$42,560	$9,305
Adjustments to reconcile net income from operations to net cash used in operating activities
Depreciation and amortization	3,955	2,555
Loss on disposals of property, plant and equipment	(1)	—
Realized gain on trading securities	(7,913)	—
Equity income in net income of affiliates	(3,888)	(401)
Unrealized loss on trading securities	3,109	4,281
Bad debt expense	496	-
Deferred income taxes	(4,711)	1,642
Stock-based compensation	4,085	3,343
Net changes in operating assets and liabilities:
Accounts receivable	(28,630)	(55,919)
Other receivables	(8,252)	(676)
Inventories	(96,739)	(80,862)
Advances to related party (note 16)	2,167	(690)
Prepaid expenses	(4,749)	(5,996)
Other long-term assets	—	910
Related party accounts payable (note 16)	(2,589)	1,163
Accounts payable	9,963	5,950
Advances from customers	46,611	44,069
Deferred revenue	4,056	2,950
Income taxes payable	8,629	1,791
FIN-48 payable	(240)	(111)
Other payables and accrued expenses	10,004	6,862
Other long-term liabilities	(2,163)	(1,463)
Net cash flow used in operating activities	(24,240)	(61,297)

Cash flows from investing activities:
Purchase of property and equipment	(21,633)	(5,256)
Purchase of intangible assets	(1,285)	(453)
Purchase of long-term investment (Note 14)	(1,453)	—
(Increase) decrease of time deposits	48,208	(144,530)
Proceeds from selling trading securities	17,709	—
Dividends from unconsolidated affiliates	5,095	—
Net cash (used in) provided by investing activities	46,641	(150,239)

Cash flows from financing activities:
Repayments of short-term borrowings	—	(4,921)
Repayments of long-term borrowings	(1,111)	(800)
Proceeds from exercise of stock options	4,525	750
Net cash (used in) provided by financing activities	3,414	(4,971)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(16,264)	$(22,216)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,551	$(238,723)

Cash, cash equivalents and restricted cash at beginning of period	248,451	563,067
Cash, cash equivalents and restricted cash at end of period	$258,002	$324,344

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,344	$567
Cash paid for income taxes	$7,243	$119

Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Cash and cash equivalents	257,420	324,344
Restricted cash	582	—
Cash, cash equivalents and restricted cash	$258,002	$324,344

Non-cash financing activities:
Conversion of Class B common stock to Class A common stock	$—	$1,002
Cashless exercise of stock options	$79	$68
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 1 – DESCRIPTION OF BUSINESS
ACM Research, Inc. (“ACM”) and its subsidiaries (collectively with ACM, the “Company”) develop, manufacture and sell single-wafer wet-cleaning equipment used to improve the manufacturing process and yield for advanced integrated chips. The Company markets and sells its single-wafer wet-cleaning equipment, under the brand name "Ultra C," which are based on the Company’s proprietary Space Alternated Phase Shift (“SAPS”) and Timely Energized Bubble Oscillation (“TEBO”) technologies. These tools are designed to remove random defects from a wafer surface efficiently, without damaging the wafer or its features, even at increasingly advanced process nodes.
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
In November 2021, ACM Shanghai completed its STAR Listing and STAR IPO and its shares began trading on the STAR Market. In the STAR IPO, ACM Shanghai issued 43,355,753 shares, representing 10% of the total 433,557,100 shares outstanding after the issuance. The shares were issued at a public offering price of RMB 85.00 per share, and the net proceeds of the STAR IPO, after issuance costs, totaled $545,512. Upon completion of the STAR IPO, ACM owned 82.5% of the outstanding ACM Shanghai shares. However, in May 2023, ACM's ownership declined to 82.1% due to the exercise of 2,150,309 stock options related to ACM Shanghai shares (note 18).
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
In June 2023, ACM Shanghai formed a wholly-owned subsidiary in China, Yusheng Micro Semiconductor (Shanghai), Co., Ltd, ("Yusheng Micro") to perform business development activities.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
In June 2023, Yusheng Micro together with Wooil Flucon (note 14) and a private investor established ACM-Wooil Microelectronics (Shanghai) Co., Ltd, ("ACM-Wooil"), a joint venture based in China to develop and produce key components for the semiconductor equipment industry.
The Company has direct or indirect interests in the following subsidiaries:

		Effective interest held as at
Name of subsidiaries	Place and date of incorporation	June 30, 2023	December 31, 2022
ACM Research (Shanghai), Inc.	PRC, May 2005	82.1%	82.5%
ACM Research (Wuxi), Inc.	PRC, July 2011	82.1%	82.5%
CleanChip Technologies Limited	Hong Kong, June 2017	82.1%	82.5%
ACM Research Korea CO., LTD.	Korea, December 2017	82.1%	82.5%
ACM Research (Lingang), Inc. (1)	PRC, March 2019	82.1%	82.5%
ACM Research (CA), Inc.	USA, April 2019	82.1%	82.5%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd.	Singapore, August 2021	100.0%	100.0%
ACM Research (Beijing), Inc.	PRC, February 2022	82.1%	82.5%
Hanguk ACM CO., LTD.	Korea, March 2022	100.0%	100.0%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd	PRC, June 2023	82.1%	—%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd	PRC, June 2023	59.4%	—%
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
The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any future period.

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
Reclassification
Certain prior period balances have been reclassified to conform to the current period presentation in the accompanying notes. These reclassifications did not have a material impact on the previously reported financial statements.
Recent Restrictions by U.S. Department of Commerce, Japan and Netherlands for PRC-based Semiconductor Producers

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

In early October 2022 the U.S. government enacted new rules aimed at restricting U.S. support for the PRC’s ability to manufacture advanced semiconductors. The rules include new export license requirements for exports, re-exports or transfers to or within the PRC of additional types of semiconductor manufacturing items, items for use in manufacturing designated types of semiconductor manufacturing equipment in the PRC, and semiconductor manufacturing equipment for use at certain IC manufacturing and development facilities in the PRC. In addition, the U.S. government imposed new restrictions by which U.S. persons anywhere in the world are effectively barred from engaging in certain activities related to the development and production of certain semiconductors at PRC fabrication facilities meeting specified criteria, even if no items subject to the U.S. Export Administration Regulations or EAR are involved.

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

ACM and ACM Shanghai believe that as a result of the new restrictions, several ACM Shanghai customers have significantly reduced production and related capital spending at facilities meeting the restricted advanced node capabilities. In addition, ACM Shanghai has experienced challenges as the companies in its supply chain adapt their policies to the new regulations. These factors had an adverse impact on ACM Shanghai’s shipments and sales for both the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2023, two prominent exporters of advanced semiconductor manufacturing equipment, the Netherlands and Japan, announced and began to implement plans to join the United States in imposing semiconductor-focused export controls.

On May 23, 2023, the Japanese government issued the final amendment to an ordinance implementing new export controls to require licensing for export of certain advanced semiconductor manufacturing equipment, effective as of July 23, 2023.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The amendment expands the scope of export controls to prohibit (1) exporting twenty-three additional categories of items relating to semiconductor manufacturing and (2) providing technology relating to manufacturing, development or use of these categories of items, in both cases, without an advance license. While the expanded export controls apply to exports to any jurisdiction, exports to certain jurisdictions, such as the United States, are expected to be permitted by certain types of broad general licenses. However, it remains to be seen whether the Japanese government will authorize any exports of these items to the PRC by a limited general license or specific license, if at all.

On June 30, 2023, the Government of the Netherlands published additional export control measures for advanced semiconductor manufacturing equipment. The Regulation on Advanced Semiconductor Manufacturing Equipment will enter into force on September 1, 2023. From that point on, the export of certain advanced semiconductor manufacturing equipment, as specified in the Annex to the Regulation, will be subject to a national export license authorization requirement by the Dutch Central Import and Export Service.

As a result of the new restrictions imposed by the Japanese and Dutch governments, ACM Shanghai and/or several of its customers in the PRC may be impacted by, and required to reduce their production capabilities due to, the lack of, or reduced, ability to source items relating to semiconductor manufacturing from Japan and the Netherlands.

In addition to the range of controls coming out of other jurisdictions, the United States is also reportedly considering expansions to existing semiconductor manufacturing export controls, any of which could potentially impact ACM and ACM Shanghai. ACM and ACM Shanghai anticipate these factors will continue to have an adverse impact on ACM Shanghai’s shipments and sales in future periods.

See “Part II. Item 1A – Risk Factors – Regulatory Risks – Our ability to sell our tools to customers in the PRC has been impacted, and will likely continue to be materially and adversely impacted, by export license requirements, other regulatory changes, or other actions taken by the U.S. or other governmental agencies” for more information.
COVID-19 Assessment
Notwithstanding that the World Health Organization ended the public health emergency of international concern status for COVID-19 in May 2023, the worldwide COVID-19 health pandemic and related government and private sector responsive actions have adversely affected the economies and financial markets of many countries and specifically have negatively impacted the Company’s business operations, including in the PRC and the United States. The continuation of the COVID-19 pandemic or related after-effects could continue to result in economic uncertainty and global economic policies that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition.
The Company conducts substantially all of its product development, manufacturing, support and services in the PRC, and those activities have been directly impacted by COVID-19 and related restrictions on transportation and public appearances.
•In March 2022, several regions in China began to experience elevated levels of COVID-19 infections, and the PRC government instituted policies to restrict the spread of the virus. The policies began with an increase of “spot quarantines,” under which a positive polymerase chain reaction (PCR) or other test would result in the quarantining of individual buildings, groups of buildings, or even full neighborhoods. The policies were later expanded to full-city quarantines, including in the City of Shanghai, where substantially all of ACM Shanghai’s operations are located. COVID-19 related restrictions in Shanghai began to limit employee access to, and logistics activities of, ACM Shanghai’s offices and production facilities in the Pudong district of Shanghai in March 2022, and therefore limited ACM Shanghai’s ability to ship finished products to customers and to produce new products. Spot quarantines in mid-March 2022 began to impact a number of ACM Shanghai’s employees and led to a closure of ACM Shanghai’s administrative and R&D offices in Zhangjiang in the Pudong district. A subsequent quarantine of the entire Pudong region of Shanghai was imposed in late March 2022 and impacted the operation of ACM Shanghai’s Chuansha production facility. Although the facility remained partially operational with a number of personnel staying on-site for a prolonged period, the level of production declined significantly versus more normal levels. Furthermore, a number of the Company’s customers have substantial operations based in

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
operations areas of the PRC, including in the City of Shanghai, subject to full-city restrictions, which began limiting the operations of those customers in the first quarter of 2022, including inhibiting their ability to receive, implement and operate new tools for their manufacturing facilities. As a result, in some cases, ACM Shanghai was required to defer shipments of finished products to these customers because of operational and logistical limitations affecting customers other than, or in addition to, ACM Shanghai.
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
•With the relaxation of the PRC’s zero-COVID policies in December 2022, and the subsequent widespread     infections of China’s population, during the six months ended June 30, 2023, the Company experienced additional inefficiencies due in part to infections and the resultant absenteeism experienced by its employees and the general population of China.
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
Correction of Immaterial Error in Prior Year
During the six months ended June 30, 2023, the Company became aware of an immaterial error in its previously issued financial statements regarding deferred tax assets and equity income in net income of affiliates, in the net amount of $1.6 million. The change resulted in adjustment to increase retained earnings of $1.6 million as of January 1, 2023, investment in equity method affiliate, net of tax of $(0.8) million, and deferred tax assets of $2.4 million in the condensed consolidated balance sheet for the six months ended June 30, 2023.
The Company evaluated the effect of these errors on the financial statements as of December 31, 2022, under ASC 250 “Accounting Changes and Error Corrections”, Staff Accounting Bulletin 99 “Materiality”, and Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, and determined that these errors were not material to the previously issued financial statements.
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
The following table presents cash and cash equivalents, according to jurisdiction as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
United States	$23,732	$25,011
Mainland China	123,071	129,695
China Hong Kong	107,459	89,187
South Korea	3,107	4,007
Singapore	51	51
Total	$257,420	$247,951
The amounts in mainland China do not include short-term and long-term time deposits which totaled $118,104 and $172,448 at June 30, 2023 and December 31, 2022, respectively.
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

ACM California periodically procures goods and services on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the three and six months ended June 30, 2023, cash payments from ACM Shanghai to ACM California for the procurement of goods and services was $14,500 and $25,431 respectively. For the three and six months ended June 30, 2022, cash payments from ACM Shanghai to ACM California for the procurement of goods and services was $5,647 and $13,561 respectively ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.
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
For the three and six months ended June 30, 2023 and 2022, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers, dividends, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Time Deposits
Time deposits are deposited with banks in mainland China with fixed terms and interest rates which cannot be withdrawn before maturity. They are also subject to the risk control regulatory standards described above upon maturity.

At June 30, 2023 and December 31, 2022, time deposits consisted of the following:

	June 30, 2023	December 31, 2022
Deposit in China Merchant Bank which will mature on January 29, 2023 with an annual interest rate of 2.25%	$—	$38,772
Deposit in China Everbright Bank which will mature on January 29, 2023 with an annual interest rate of 2.25%	$—	$14,360
Deposit in China Everbright Bank which will mature on May 22, 2023 with an annual interest rate of 5.07%	$—	$3,000
Deposit in China Industrial Bank which will mature on January 30, 2023 with an annual interest rate of 2.15%	$—	$14,360
Deposit in China Merchant Bank which will mature on January 29, 2024 with an annual interest rate of 2.85%	$27,680	$28,720
Deposit in Bank of Ningbo which will mature on February 17, 2024 with an annual interest rate of 2.85%	$41,520	$43,080
Deposit in Shanghai Pudong Development Bank which matures on October 20, 2025 with an annual interest rate of 3.10%	$6,920	$7,180
Deposit in Shanghai Pudong Development Bank which matures on November 14, 2025 with an annual interest rate of 3.10%	$6,920	$7,180
Deposit in Shanghai Pudong Development Bank which matures on December 8, 2025 with an annual interest rate of 3.10%	$4,152	$4,308
Deposit in Shanghai Pudong Development Bank which matures on December 15, 2025 with an annual interest rate of 3.10%	$4,152	$4,308
Deposit in Shanghai Pudong Development Bank which matures on December 30, 2025 with an annual interest rate of 3.10%	$6,920	$7,180
Deposit in China Everbright Bank which will mature on July 4, 2023 with an annual interest rate of 5.82%	$3,000	$—
Deposit in China Everbright Bank which will mature on November 22, 2023 with an annual interest rate of 5.43%	$3,000	$—
Deposit in China Merchant Bank which will mature on January 30, 2026 with an annual interest rate of 3.15%	$13,840	$—
	$118,104	$172,448

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
For the three months ended June 30, 2023 and 2022, interest income related to time deposits was $937 and $951, respectively. For the six months ended June 30, 2023 and 2022, interest income related to time deposits was $1,912 and $1,539, respectively.
Financial Instruments
The Company maintains an investment portfolio of various holdings, types, and maturities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2023:
Assets
Cash equivalents	$257,420	$—	$—	$257,420
Trading securities	6,375	—	—	6,375
	$263,795	$—	$—	$263,795
Liabilities
Short-term borrowings	$—	$53,976	$—	$53,976
Long-term borrowings	—	19,138	—	19,138
	$—	$73,114	$—	$73,114
As of December 31, 2022:
Assets
Cash equivalents	$247,951	$—	$—	$247,951
Trading securities	20,209	—	—	20,209
	$268,160	$—	$—	$268,160
Liabilities
Short-term borrowings	$—	$56,004	$—	$56,004
Long-term borrowings	—	21,009	—	21,009
	$—	$77,013	$—	$77,013

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$33,597	$16,748	$42,560	$9,305
Less: Net income attributable to non-controlling interests	6,772	4,512	8,590	2,855
Net income available to common stockholders, basic	$26,825	$12,236	$33,970	$6,450
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	(303)	(230)	(395)	(147)
Net income available to common stockholders, diluted	$26,522	$12,006	$33,575	$6,303

Weighted average shares outstanding, basic	59,898,149	59,177,643	59,817,903	59,003,484
Effect of dilutive securities	5,031,489	6,301,034	5,150,997	6,769,489
Weighted average shares outstanding, diluted	64,929,638	65,478,677	64,968,900	65,772,973

Net income per share of common stock:
Basic	$0.45	$0.21	$0.57	$0.11
Diluted	$0.41	$0.18	$0.52	$0.10
ACM Research has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM Research did not declare any cash dividends during the three and six months ended June 30, 2023 or 2022, the net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of operations and comprehensive income (loss) and in the above computation of net income per share of common stock.

Diluted net income per share of common stock reflects the potential dilution from securities, including stock options and issued warrants, that could share in ACM Research’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. ACM Research’s potential dilutive securities consist of 302,561 and 394,756 stock options for the three and six months ended June 30, 2023 and 146,894 and 230,095 stock options for the three and six months ended June 30, 2022.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, time deposits, and accounts receivable. The Company deposits and invests its cash with financial institutions that management believes are creditworthy.
The Company is potentially subject to concentrations of credit risks in its accounts receivable and revenue. For the three months ended June 30, 2023 and 2022, three customers accounted for 52.1% and four customers accounted for 59.7% of revenue, respectively. For the six months ended June 30, 2023 and 2022, one customer accounted for 17.5% and four customers accounted for 55% of revenue, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
As of June 30, 2023 and December 31, 2022, three customers accounted for 40.3% and two customers accounted for 42.6%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.
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
Recent Accounting Standards Not Yet Adopted
In June 2022, the FASB issued an accounting standard update which clarifies how the fair values of equity securities subject to contractual sale restrictions is determined (Topic 820). The amendment clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires certain qualitative and quantitative disclosures related to equity securities subject to contractual sale restrictions. This authoritative guidance will be effective for us in the first quarter of January 1, 2024, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the related businesses. The following tables present disaggregated revenue information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$112,528	$72,583	$149,142	$98,616
ECP (front-end and packaging), furnace and other technologies	19,117	20,500	45,715	32,748
Advanced packaging (excluding ECP), services & spares	12,932	11,312	23,976	15,217
Total Revenue By Product Category	$144,577	$104,395	$218,833	$146,581

Wet-cleaning and other front-end processing tools	$122,415	$79,553	$178,797	$111,254
Advanced packaging, other processing tools, services and spares	22,162	24,842	40,036	35,327
Total Revenue Front-end and Back-End	$144,577	$104,395	$218,833	$146,581

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mainland China	$134,767	$100,275	$207,226	$142,405
Other Regions	9,810	4,120	11,607	4,176
	$144,577	$104,395	$218,833	$146,581
Below are the accounts receivables and contract liabilities balances as of:

	June 30, 2023	December 31, 2022
Accounts receivable	$200,745	$182,936
Advances from customers	195,485	153,773
Deferred revenue	5,050	4,174
During the six months ended June 30, 2023, advances from customers increased by $41.7 million, due to an increase of payments made by customers for first tools under evaluation, and an increase in customer pre-payments for tools prior to delivery.
NOTE 4 – ACCOUNTS RECEIVABLE

At June 30, 2023 and December 31, 2022, accounts receivable consisted of the following:

	June 30, 2023	December 31, 2022
Accounts receivable	$203,327	$182,936
Less: Allowance for doubtful accounts	(2,582)	-
Total	$200,745	$182,936

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

June 30, 2023
Cumulative effect of change in accounting principle under ASC 2016-13, before tax, as of January 1, 2023	$(2,099)
Bad debt expense	(483)
Allowance for doubtful accounts, before tax, as of June 30, 2023	$(2,582)
The $17.8 million increase in accounts receivable for the first six months of 2023 corresponds to a $72.3 million increase in revenue as compared to the same period in 2022.
The Company reviews accounts receivable on a periodic basis and makes general allowances based on an aging profile of its outstanding balances, and specific allowances when there is doubt as to the collectability of individual balances by considering factors such as the age of the balance, a customer payment history and credit worthiness, and current economic trends. As a result of the Company's adoption of ASU 2016-13 as of January 1, 2023 (Note 2), the Company recorded an allowance for doubtful accounts as of June 30, 2023, as compared to no allowance for doubtful account as of December 31, 2022.
NOTE 5 – INVENTORIES

At June 30, 2023 and December 31, 2022, inventories consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$192,336	$167,135
Work-in-process	109,830	79,126
Finished goods	168,928	146,911
Total inventory	$471,094	$393,172

Inventories are stated at the lower of cost or net realizable value on a moving weighted average basis. At June 30, 2023 and December 31, 2022, the value of finished goods inventory of which were first-tools at customer physical locations for which customers were contractually obligated to take ownership upon acceptance totaled $119,683 and $123,169, respectively.
The $55.9 million increase in raw materials and work-in-process inventory at June 30, 2023 compared to December 31, 2022 was due to additional purchase of supplies to support a higher level of expected total shipments for the next several quarters, and to reduce the risk of supply chain delays to meet anticipated customer demand for the Company’s products. The $22.0 million increase in finished goods inventory at June 30, 2023 compared to December 31, 2022 reflects an increase in completed tools not yet shipped to the customer, and a higher value of first-tools under evaluation by existing or prospective customers, due to shipments made, net of customer acceptances during the period.
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
During the three months ended June 30, 2023 and 2022, inventory write-downs of $2,919 and $0 were recognized in cost of revenue, respectively. During the six months ended June 30, 2023 and 2022, inventory write-downs of $3,224 and $582 were recognized in cost of revenue, respectively. Write-downs were due to an internal assessment that certain inventory could not be sold or used for production due to damage or obsolescence.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At June 30, 2023 and December 31, 2022, property, plant and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Buildings and plants	$81,462	$35,864
Manufacturing equipment	13,892	9,298
Office equipment	4,231	3,691
Transportation equipment	396	407
Leasehold improvement	7,361	7,173
Total cost	107,342	56,433
Less: Total accumulated depreciation and amortization	(13,100)	(10,047)
Construction in progress	64,771	36,489
Total property, plant and equipment, net	$159,013	$82,875
Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $2,241 and $1,342 respectively, and $3,955 and 2,555 for the six months ended June 30, 2023 and 2022, respectively. Buildings and plants represent Lingang housing property that was transferred to ACM Lingang in January 2022 at a value of $41,497, which includes the purchase price and accumulated interest, and with estimated useful lives of 30-years (Note 8) and which are pledged as security for loans from China Merchants Bank (Note 12), and facilities for the new headquarters of ACM Shanghai that were transferred to ACM Lingang at a fair value of $49,453 in February 2023 (Note 8).
Construction in progress primarily reflects costs incurred related to the construction of ACM Shanghai's Lingang facilities.
NOTE 7 – LAND USE RIGHT, NET
A summary of land use right is as follows:

	June 30, 2023	December 31, 2022
Land use right purchase amount	$8,818	$9,149
Less: accumulated amortization	(528)	(457)
Land use right, net	$8,290	$8,692
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
The amortization for the three months ended June 30, 2023 and 2022 was $38 and $50, respectively, and for the six months ended June 30, 2023 and 2022 was $88 and $99, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The annual amortization of land use right for each of the next five years is as follows:

Year ending December 31,
remainder of 2023	$88
2024	176
2025	176
2026	176
2027 and thereafter	7,674
Total	$8,290
NOTE 8 – OTHER LONG-TERM ASSETS

At June 30, 2023 and December 31, 2022, other long-term assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepayment for property, plant and equipment and other non-current assets	$811	$704
Prepayment for property - lease deposit	793	393
Security deposit for land use right	682	708
Prepayment for property - Zhangjiang New Building	—	47,251
Others	1,102	1,209
Total other long-term assets	$3,388	$50,265
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 9 – SHORT-TERM BORROWINGS

At June 30, 2023 and December 31, 2022, short-term borrowings consisted of the following:

	June 30, 2023	December 31, 2022
Line of credit up to RMB 150,000 from China Everbright Bank,
1)due on August 17, 2023 with an annual interest rate of 3.40%	$8,304	$8,616
2)due on September 1, 2023 with an annual interest rate of 3.60%	8,304	8,616
3)due on December 16, 2023 with an annual interest rate of 3.00%	4,152	4,308
Line of credit up to RMB 100,000 from Bank of Communications,
1)due on August 11, 2023 with an annual interest rate of 3.60%	8,304	8,616
2)due on September 5, 2023 with an annual interest rate of 3.50%	5,536	5,744
Line of credit up to RMB 40,000 from Bank of China,
1)due on August 26, 2023 with an annual interest rate of 3.15%.	5,536	5,744
Line of credit up to RMB 100,000 from China Merchants Bank,
1)due on July 21, 2023 with an annual interest rate of 3.50%.	1,246	1,292
2)due on July 27, 2023 with an annual interest rate of 3.50%.	1,246	1,292
3)due on August 1, 2023 with an annual interest rate of 3.50%.	1,246	1,292
4)due on August 3, 2023 with an annual interest rate of 3.50%.	1,246	1,292
5)due on August 7, 2023 with an annual interest rate of 3.50%.	1,246	1,293
6)due on August 14, 2023 with an annual interest rate of 3.50%.	1,246	1,293
7)due on August 15, 2023 with an annual interest rate of 3.50%.	1,243	1,293
8)due on August 21, 2023 with an annual interest rate of 3.50%.	968	1,005
9)due on August 28, 2023 with an annual interest rate of 3.50%.	1,246	1,292
10)due on September 13, 2023 with an annual interest rate of 3.50%.	1,246	1,292
11)due on September 20, 2023 with an annual interest rate of 3.50%.	1,246	1,293
12)due on September 29, 2023 with an annual interest rate of 3.50%.	415	431
Total	$53,976	$56,004
For the three months ended June 30, 2023 and 2022, interest expense related to short-term borrowings amounted to $484     and $62, respectively, and for the six months ended June 30, 2023 and 2022, interest expense related to short-term borrowings amounted to $974 and $125, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 10 – OTHER PAYABLES AND ACCRUED EXPENSES

At June 30, 2023 and December 31, 2022, other payables and accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Accrued commissions	$16,057	$14,890
Accrued warranty	9,179	8,780
Accrued payroll	8,736	12,201
Accrued professional fees	594	724
Accrued machine testing fees	456	1,215
Accrued machine sales fees	8,609	5,874
Accrued Lingang construction fees	11,444	738
Accrued dividend payable	3,951	—
Others	971	7,779
Total	$59,997	$52,201
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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,252	$710	$1,740	$1,357
Short-term lease cost	310	213	592	388
Lease cost	$1,562	$923	$2,332	$1,745
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$1,562	$923	$2,332	$1,745

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
As of June 30, 2023, maturities of outstanding lease liabilities for all operating leases were as follows:

December 31,
remainder of 2023	$1,952
2024	2,741
2025	1,228
2026	1,134
2027	1,131
2028	594
Total lease payments	$8,780
Less: Interest	(971)
Present value of lease liabilities	$7,809
The weighted average remaining lease terms and discount rates for all operating leases were as follows:

	June 30, 2023	December 31, 2022
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.77	2.00
Weighted average discount rate	3.94%	4.25%
NOTE 12 – LONG-TERM BORROWINGS

At June 30, 2023 and December 31, 2022, long-term borrowings consisted of the following:

	June 30, 2023	December 31, 2022
Loan from China Merchants Bank	$13,914	$15,265
Loans from Bank of China	5,224	5,744
Less: Current portion	(3,239)	(2,322)
	$15,899	$18,687
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Scheduled principal payments for the outstanding long-term loan, including the current portion, as of June 30, 2023 are as follows:

Year ending December 31
2023	$1,127
2024	6,593
2025	1,748
2026	1,818
2027	1,891
Thereafter	5,961
$19,138
For the three months ended June 30, 2023 and 2022, respectively, interest related to long-term borrowings of $181 and $244 was incurred.
For the six months ended June 30, 2023 and 2022, respectively, interest related to long-term borrowings of $370 and $502 was incurred, of which $370 and $442 was charged to interest expenses and $0 and $60 was capitalized as property plant and equipment and other long-term assets, respectively.
NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from PRC governmental authorities for development and commercialization of certain technology but not yet recognized. At June 30, 2023 and December 31, 2022, other long-term liabilities consisted of the following unearned government subsidies:

	June 30, 2023	December 31, 2022
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$525	$611
Subsidies to Electro Copper Plating project, commenced in 2014	102	119
Subsidies to other cleaning tools, commenced in 2020	688	785
Subsidies to SW Lingang R&D development, commenced in 2021	3,857	4,266
Subsidies to CO2 Technology, commenced in 2022	557	965
Other	837	575
Total	$6,566	$7,321

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

Equity investee:	June 30, 2023	December 31, 2022
Ninebell	$4,673	$5,199
Wooil	1,026	1,011
Shengyi	1,461	1,168
Hefei Shixi	6,126	8,645
Subtotal	13,286	16,023
Other investee:
Waferworks	1,384	1,436
Other	1,452	—
Total	16,122	17,459
For the three months ended June 30, 2023 and 2022, the Company’s share of equity investees’ net income was $3,920 and $472, respectively, and $3,888 and $401 for the six months ended June 30, 2023 and 2022, respectively, which amounts were included in equity income in net income of affiliates in the accompanying condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2023, the Company received a dividend payment of $5,095 from an equity investee.
NOTE 15 – TRADING SECURITIES

Pursuant to a Partnership Agreement dated June 9, 2020 (the “Partnership Agreement”) and a Supplementary Agreement thereto dated June 15, 2020 (the “Supplementary Agreement”), ACM Shanghai acquired shares of SMIC in July 2020. As SMIC was listed on the STAR Market, ACM Shanghai’s investment is accounted for as trading securities and is stated at

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
fair market value, which is classified as Level 1 of the hierarchy established under ASC 820, Fair Value Measurement, with valuations based on quoted prices for identical securities in active markets at June 30, 2023 and December 31, 2022.
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

At June 30, 2023 and December 31, 2022, the components of trading securities were as follows:

	June 30, 2023	December 31, 2022
Trading securities listed in Shanghai Stock Exchange
Cost	$4,124	$14,779
Market value	6,375	20,209

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized loss on trading securities	$(2,455)	$(423)	$(3,109)	$(4,281)
For the three and six months ended June 30, 2023, the Company received $6,637 and $17,709 in proceeds from the sale of trading securities, including a realized gain of $3,919 and $7,913, respectively.
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The following tables reflect related party transactions in our condensed consolidated financial statements:

Advances to related party	June 30, 2023	December 31, 2022
Ninebell	$1,155	$3,322

Accounts payable	June 30, 2023	December 31, 2022
Ninebell	$8,281	$10,526
Shengyi	3,598	3,942
Total	$11,879	$14,468

	Three Months Ended June 30,		Six Months Ended June 30,
Purchase of materials	2023	2022	2023	2022
Ninebell	$10,604	$10,287	$27,001	$17,666
Shengyi	706	877	2,679	1,462
Total	$11,310	$11,164	$29,680	$19,128

	Three Months Ended June 30,		Six Months Ended June 30,
Service fee charged by	2023	2022	2023	2022
Shengyi	$452	$4	$730	$38
NOTE 17 – COMMON STOCK
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
During the three months ended June 30, 2023, ACM issued 133,135 shares of Class A common stock upon option exercises by employees and non-employees. During the six months ended June 30, 2023, ACM issued 296,204 shares of Class A common stock upon option exercises by employees and non-employees.
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
At June 30, 2023 and December 31, 2022, the number of shares of Class A common stock issued and outstanding was 54,951,490 and 54,655,286, respectively.
At June 30, 2023 and December 31, 2022, the number of shares of Class B common stock issued and outstanding was 5,021,811 and 5,021,811, respectively.
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
The following table summarizes the components of stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-Based Compensation Expense:
Cost of revenue	$125	$140	$250	$253
Sales and marketing expense	431	574	862	928
Research and development expense	709	656	1,410	1,067
General and administrative expense	752	599	1,563	1,095
	$2,017	$1,969	$4,085	$3,343

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense by type:
Employee stock option plan	$1,975	$1,872	$3,993	$3,145
Non-employee stock option plan	12	12	23	23
Subsidiary stock option plan	30	85	69	175
	$2,017	$1,969	$4,085	$3,343
Employee Awards
The following table summarizes the Company’s employee share option activities during the six months ended June 30, 2023:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	9,211,641	$3.58	$8.24	6.36 years
Granted	24,000	6.54	11.85
Exercised	(140,775)	1.64	4.00
Forfeited/cancelled	(24,219)	11.88	24.45
Outstanding at June 30, 2023	9,070,647	$3.64	$8.11	5.59 years
Vested and exercisable at June 30, 2023	6,635,252

As of June 30, 2023 and December 31, 2022, $11,927 and $16,009, respectively, of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM were expected to be recognized over a weighted-average period of 1.19 years and 1.53 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The fair value of options granted to employees with a service period based condition is estimated on the grant date using the Black-Scholes valuation with following assumptions:

	Six Months Ended June 30, 2023	Years ended December 31, 2022
Fair value of share of common stock (1)	$11.85	$16.83-$25.45
Expected term in years(2)	6.25	5.50-6.25
Volatility(3)	52%	49.43%-50.87%
Risk-free interest rate(4)	4%	1.7%-3.04%
Expected dividend(5)	0%	0%
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
(5)Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

Non-employee Awards
The following table summarizes the Company’s non-employee share option activities during the six months ended June 30, 2023:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	1,483,658	$0.38	$1.15	3.68 years
Exercised	(155,429)	0.24	0.57
Forfeited/cancelled	(8,103)	0.22	0.50
Outstanding at June 30, 2023	1,320,126	$0.40	$1.22	3.04 years
Vested and exercisable at June 30, 2023	1,308,876
As of June 30, 2023 and December 31, 2022, $32 and $55, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0.03 years and 0.06 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.
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
The following table summarizes the ACM Shanghai stock option activities during the six months ended June 30, 2023:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	5,377,500	$0.23	$1.93	1.76 years
Exercise	(2,150,309)	$0.20	$1.88
Forfeited/cancelled	(92,308)	$0.23	$1.88
Outstanding at June 30, 2023	3,134,883	$0.23	$1.90	1.35 years
Vested and exercisable at June 30, 2023	492,308
During the three months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $2,017 and $1,969, respectively, and during the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $69 and $175, respectively, related to stock option grants of ACM Shanghai.
As of June 30, 2023 and December 31, 2022, $76 and $160, respectively, of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 0.4 years and 0.8 years, respectively. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.
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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences, including stock based compensation, deemed dividend income under Subchapter F of the U.S. Internal Revenue Code of 1986, as amended (Subpart F), and global intangible low-taxed income (GILTI) inclusions, and R&D super deduction. As a result, the Company recorded income tax expense of $10,517 and $3,668 during the six months ended June 30, 2023 and 2022, respectively. The increase in the Company's effective income tax rate for the six months ended June 30, 2023 compared to the same period of the prior year was primarily due to a decreased benefit from the specified deduction to the GILTI inclusion as a result of reduced net operating loss utilization which partially limited the specified deduction in the prior year, and reduced GILTI inclusion related to the amount of capitalized R&D expenses relative to pre-tax income.

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

The Company had total unrecognized tax benefits of $8,448 as of both June 30, 2023 and December 31, 2022. The significant increase in 2022 was primarily because the Company claimed a deduction for realized gains on stock option exercises for China-based employees on its Chinese tax return, as well as the uncertainty in the amount of capitalized R&D expenses that would increase GILTI inclusion. If recognized, the net impact to effective rate, after indirect offset, would be $6,178. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. For the six months ended June 30, 2023 and 2022, $569 and $106 of interest or penalties was recognized, respectively.
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
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total income tax expense	$7,638	$7,679	$10,517	$3,668
NOTE 20 – COMMITMENTS AND CONTINGENCIES
The Company leases offices under non-cancelable operating lease agreements. See Note 11 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
As of June 30, 2023, the Company had $94,793 of open capital commitments.
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
As of June 30, 2023 and December 31, 2022, the Company had paid in total $60,961 and $35,376, respectively for its Lingang-related investments.
In the normal course of business, the Company is subject to contingencies, including legal proceedings and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. Some of these contingencies involve claims that are subject to substantial uncertainties and un-estimable damages.
The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2023 or December 31, 2022. In the opinion of management, no provision for liability nor disclosure was required as of June 30, 2023 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
As of June 30, 2023, the Company had no outstanding legal proceedings.
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
The balance of selected long-lived assets by geography as of June 30, 2023 and December 31, 2022 are presented in the following table:

	June 30, 2023	December 31, 2022
Long-lived assets by geography:
Mainland China	$164,540	$140,481
South Korea	12,721	3,830
United States	1,239	10
Total	$178,500	$144,321

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
Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds was $16,881 as of both June 30, 2023 and December 31, 2022, and is presented as statutory reserve on the Company’s condensed consolidated balance sheets.
NOTE 23 SUBSEQUENT EVENTS
Auditor Resignation
As previously disclosed, on July 21, 2023, the Company was informed by Armanino LLP (“Armanino”), the Company’s current independent registered public accounting firm, that Armanino will resign as the Company’s independent auditor effective as of the earlier of (a) the date the Company engages a new independent registered public accounting firm or (b) the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.
Armanino advised the Company that its decision to resign was due to Armanino’s decision to exit from the practice of providing financial statement audit services to all public companies. Armanino is not required to and did not seek the Company’s consent to its decision to resign as the Company’s independent registered public accounting firm. As a result, neither the Company’s Board of Directors nor the Company’s Audit Committee participated in Armanino’s decision to resign.
In light of Armanino’s determination, the Audit Committee of the Company’s Board of Directors has initiated a process to select and appoint a new accounting firm to serve as the Company’s independent registered public accountant commencing with the audit of the Company’s financial statements for the fiscal year ending December 31, 2023.
Line of Credit
As previously disclosed, on July 25, 2023, the Company entered into a RMB Working Capital Loan Contract (the “Loan Contract”) with China CITIC Bank Co., Ltd. (“China CITIC Bank”). The Loan Contract provides for a RMB 200 million (approximately $28 million based on currency exchange rates as of July 25, 2023) loan credit facility, which term expires on December 21, 2025 (the “Maturity Date”).
Principal outstanding under the Loan Contract bears interest at a rate equal to (a) the latest one-year loan market quotation rate of the National Interbank Funding Center plus (b) 105 basis points, if the withdrawal date is on or prior to January 24, 2024. If the withdrawal date is after January 24, 2024, China CITIC Bank has the right to adjust the interest rate under the Loan Contract in accordance with China CITIC Bank’s relevant interest rate policy at the time. The specific adjustment method of the interest rate shall be set forth in writing signed by us and China CITIC Bank.

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

ACM Research is not a PRC operating company, and we do not conduct our operations in the PRC through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding PRC legal restrictions on direct foreign investments in PRC-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 82.1% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other PRC central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Select Market. This determination was based on the facts aforementioned and the PRC Company Law, PRC Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in the PRC currently in effect. However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research. See “Item IA. Risk Factors—Risks Related to International Aspects of Our Business—If any PRC central government authority were to determine that existing PRC laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing PRC laws and regulations, or interpretations thereof, were to change to require such permission or approval, or if we inadvertently conclude that permissions or approvals are not required, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless” in our Annual Report.

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

The following chart depicts our corporate organization as of June 30, 2023:
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

On June 30, 2022, and June 15, 2023, stockholders of ACM Research ratified the appointment of Armanino LLP as our independent auditor for the years ended December 31, 2022 and 2023, respectively. Armanino LLP is neither headquartered in the PRC or Hong Kong nor was it subject to the determinations announced by the PCAOB on December 16, 2021, which determinations were vacated by the PCAOB on December 15, 2022, and we do not believe ACM Research will appear on the “Conclusive list of issuers identified under the HFCAA” for a second time.

On July 21, 2023, we were informed by Armanino, that Armanino will resign as our independent auditor effective as of the earlier of (a) the date we engage a new independent registered public accounting firm or (b) the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023. In light of Armanino’s determination, the Audit Committee of our Board of Directors has initiated a process to select and appoint a new accounting firm to serve as our independent registered public accountant commencing with the audit of our financial statements for the fiscal year ending December 31, 2023 (note 23).

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

Revenue from wet-cleaning and other front-end processing tools totaled $122.4 million, or 84.7% of total revenue, for the three months ended June 30, 2023, as compared to $79.6 million, or 76.2% of total revenue, for the same period in 2022. Revenue from wet-cleaning and other front-end processing tools totaled $178.8 million, or 81.7% of total revenue, for the six months ended June 30, 2023, as compared to $111.3 million, or 75.9% of total revenue, for the same period in 2022. Selling prices for our wet-cleaning and other front-end processing tools range from $0.7 million to more than $5 million.

Our customers for wet-cleaning and other front-end processing tools have included Huali Microelectronics Corporation, The Huahong Group, SMIC, Shanghai SK Hynix Inc., YMTC and ChangXin Memory Technologies.
Revenue from advanced packaging, other back-end processing tools, services and spares totaled $22.2 million, or 15.3% of total revenue, for the three months ended June 30, 2023, as compared to $24.8 million, or 23.8% of total revenue, for the same period in 2022. Revenue from advanced packaging, other back-end processing tools, services and spares totaled $40.0 million, or 18.3% of total revenue, for the six months ended June 30, 2023, as compared to $35.3 million, or 24.1% of total revenue, for the same period in 2022. Selling prices for these tools range from $0.5 million to $4 million. Our customers for advanced packaging, and other processing tools have included: Jiangyin Changdian Advanced Packaging Co. Ltd., a PRC-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a PRC-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd., a semiconductor packaging company based in South Korea; and Wafer Works Corporation, a PRC-based wafer supplier.
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
We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia by expanding our direct sales and services teams and increasing our global marketing activities. Our U.S. operation includes sales, marketing and services personnel to expand and support major new customer initiatives for the products of ACM Shanghai to additional regions beyond mainland China. As of June 30, 2023, we have delivered one tool for evaluation to a U.S. lab of a global semiconductor capital equipment vendor, and two tools to the U.S. facility of a major U.S. semiconductor manufacturer. Both of these evaluations are supported by our U.S. and global services team.
Recent Developments
COVID–19
The worldwide COVID-19 health pandemic and related government and private sector responsive actions have adversely affected the economies and financial markets of many countries and specifically have negatively impacted the Company’s business operations, including in the PRC and the United States. The continuation of the COVID-19 pandemic or related after-effects could continue to result in economic uncertainty and global economic policies that could reduce demand for the Company’s products and its customers’ chips and have a material adverse impact on the Company’s business, operating results and financial condition (note 2). For an explanation of some of the risks we potentially face, please read carefully the information provided under “Item 1A. Risk Factors—Risks Related to the COVID–19 Pandemic,” in our Annual Report.
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
ACM Shanghai Dividend
On June 27, 2023, ACM Shanghai held its 2023 Annual Stockholder Meeting in Shanghai, China. During this meeting, the stockholders of ACM Shanghai approved and adopted various resolutions, including a proposed dividend to be paid to the stockholders of ACM Shanghai (including ACM Research). The amount of the planned dividend is RMB 0.372 per share for an aggregate total of approximately RMB 161.28 million ($22.2 million). The dividend accrual of $4.0 million (note 10) reflects the amount payable to the minority shareholders of ACM Shanghai.
Oregon Lease
Effective April 1, 2023, we entered an agreement to lease a 10,683 square foot facility in Hillsborough, Oregon beginning April 1, 2023 until August 31, 2030. The facility is being used for our U.S.-based sales and services team to support customer activities in the region.
PRC Government Research and Development Funding
ACM Shanghai has received seven special government grants. The first grant, which was awarded in 2008, relates to the development and commercialization of 65nm to 45nm stress-free polishing technology. The second grant was awarded in 2009 to fund interest expense on short-term borrowings. The third grant was made in 2014 and relates to the development of electrocopper-plating technology. The fourth grant was made in June 2018 and related to development of polytetrafluoroethylene. The fifth grant was made in 2020, and relates to the development of Tahoe single bench cleaning technologies. As of December 31, 2021, the fourth and fifth grants had been fully utilized. The sixth grant was made in 2020, and relates to the development of other cleaning technologies. The seventh grant was made in 2021, and relates to the development of the R&D and production center in the Lin-gang Special Area of Shanghai. These governmental authorities provide significant funding, although ACM Shanghai and ACM Lingang is also required to invest certain amounts in the projects.
The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds ACM Shanghai receives. Grant amounts are recognized in our statements of operations and comprehensive income as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the three months ended June 30, 2023 and 2022, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income (loss) were $0.3 million and $54,000, respectively. For the six months ended June 30, 2023 and 2022, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of operations and comprehensive income (loss) were $0.8 million and $78,000, respectively.
•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the three months ended June 30, 2023 and 2022, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income (loss) were $205,000 and $76,000, respectively. For the six months ended June 30, 2023 and 2022, related government subsidies recognized as other income in the consolidated statements of operations and comprehensive income (loss) were $249,000 and $155,000, respectively.
Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities (note 13) in the balance sheet until the criteria for such recognition are satisfied.

Net Income Attributable to Non-Controlling Interests
In 2019 ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares, after which ACM Research held the remaining 91.7% of ACM Shanghai’s outstanding shares. In 2021 ACM Shanghai sold a total number shares representing an additional 10% of its outstanding ACM Shanghai shares in its STAR IPO, after which ACM Research held the remaining 82.5% of ACM Shanghai’s outstanding shares. In May 2023, ACM's ownership declined to 82.1% due to the exercise of 2,150,309 stock options related to ACM Shanghai shares (note 18). As a result, we reflect the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Critical Accounting Policies and Estimates
There were no significant changes in our critical accounting policies or significant judgments or estimates during the three months ended June 30, 2023 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, other than those described in the notes to the condensed consolidated financial statements included in this report. For information regarding the impact of recently adopted accounting standards, refer to Note 2 to the condensed consolidated financial statements included in this report.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in our Annual Report and is updated in Note 2 to the condensed consolidated financial statements included in this report.
Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.5	57.7	50.4	56.4
Gross margin	47.5	42.3	49.6	43.6
Operating expenses:
Sales and marketing	7.9	7.3	9.5	9.8
Research and development	13.9	10.9	15.6	19.6
General and administrative	4.6	4.9	6.6	6.8
Total operating expenses, net	26.4	23.1	31.7	36.2
Income from operations	21.1	19.2	17.9	7.4
Interest income, net	1.2	1.8	1.3	2.3
Realized gain from sale of trading securities	2.7	0.0	3.6	0.0
Unrealized loss on trading securities	(1.7)	(0.4)	(1.4)	(2.9)
Other benefit, net	2.6	2.4	1.1	1.9
Equity income in net income of affiliates	2.7	0.5	1.8	0.3
Income before income taxes	28.6	23.5	24.3	9.0
Income tax expense	(5.3)	(7.4)	(4.8)	(2.5)
Net income	23.3	16.1	19.5	6.5
Less: Net income attributable to non-controlling interests	4.7	4.3	3.9	1.9
Net income attributable to ACM Research, Inc.	18.6%	11.8%	15.6%	4.6%

Comparison of Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Revenue	$144,577	$104,395	38.5%	$40,182

Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$112,528	$72,583	55.0%	$39,945
ECP (front-end and packaging), furnace and other technologies	19,117	20,500	(6.7)%	(1,383)
Advanced packaging (excluding ECP), services & spares	12,932	11,312	14.3%	1,620
Total Revenue by Product Category	$144,577	$104,395	38.5%	$40,182

Wet-cleaning and other front-end processing tools	$122,415	$79,553	53.9%	$42,862
Advanced packaging, other processing tools, services and spares	22,162	24,842	(10.8)%	(2,680)
Total Revenue Front and Back-End	$144,577	$104,395	38.5%	$40,182
The increase in revenue for three months ended June 30, 2023 as compared to the same period in 2022 was driven by higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, and higher sales of Advance packaging (excluding ECP), and services and spares, which were partly offset by a decline in ECP (front-end and packaging), furnace and other technologies. Contribution to revenue from customer acceptances increased versus the prior-year period due to the acceptance of several tools that resulted in the recognition of revenue for multiple tools that had been previously delivered to certain customers. The increased demand from PRC-based customers is due in part to their longer term commitment to increase production capacity to achieve a greater share of the global semiconductor market.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Cost of revenue	$75,938	$60,238	26.1%	$15,700
Gross profit	68,639	44,157	55.4%	24,482
Gross margin	47.5%	42.3%	5.2%	518 bps
Cost of revenue and gross profit increased in the three months ended June 30, 2023 as compared to the corresponding period in 2022 due to the increased sales volume, and an increase in gross margin. The increased gross margin versus the prior-year period was due to a favorable revenue mix between tools within our product categories, improved gross margins for specific product lines, and a favorable impact from fluctuations in the RMB to U.S. dollar exchange rate, which was partly offset by an inventory reserve of $2.9 million (note 5) recorded during the period.
Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Sales and marketing expense	$11,439	$7,664	49.3%	$3,775
Research and development expense	20,064	11,367	76.5%	8,697
General and administrative expense	6,706	5,091	31.7%	1,615
Total operating expenses	$38,209	$24,122	58.4%	$14,087

Sales and marketing expense increased in the three months ended June 30, 2023 as compared to the corresponding period in 2022, due an increase of $3.0 million in costs for personnel, commissions, outside services, travel & entertainment and professional services, and $0.8 million higher costs for supplies and spare parts for promotional tools.

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
Research and development expense increased in the three months ended June 30, 2023 as compared to the corresponding period in 2022, reflecting an increase of $7.3 million in costs of components, costs of tools built for product development purposes, and costs of other research and development supplies, and an increase of $2.7 million for personnel, stock-based compensation, and travel and entertainment costs to support product development, offset by a decrease of $1.3 million in other R&D-related costs.
Research and development expense represented 13.9% and 10.9% of our revenue in the three months ended June 30, 2023 and 2022, respectively. Without reduction by grant amounts received from PRC governmental authorities (see ‘–PRC Government Research and Development Funding’’), gross research and development expense totaled $20.3 million, or 14.1% of total revenue, in the three months ended June 30, 2023 as compared to $11.4 million, or 10.9% of revenue, in the corresponding period in 2022.
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
General and administrative expense increased in the three months ended June 30, 2023 by $1.6 million as compared to the corresponding period in 2022, primarily reflecting a $1.7 million increase in personnel, professional services and other general and administrative-related cost, and a $0.2 million increase in bad debt reserves, offset by $0.3 million decrease in stock-based compensation.
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
We expect that, for the foreseeable future, general and administrative expenses will increase in dollars, as we incur additional costs associated with growing our business, operating ACM Research, as a public company in the United States and operating ACM Shanghai as a public company in the PRC.
Interest income, net, Other Income, net

	Three Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Interest Income	$2,346	$2,144	9.4%	$202
Interest Expense	(649)	(306)	112.1%	(343)
Interest Income, net	$1,697	$1,838	-7.7%	$(141)

Other income, net	$3,724	$2,505	48.7%	$1,219
Interest income (expense), net consists of interest earned on our cash and cash equivalents, restricted cash accounts, and short term and long term time deposits, offset by interest expense incurred from outstanding short-term and long-term borrowings. Interest income (expense), net decreased in the three months ended June 30, 2023 as compared to the corresponding period in 2022, due to higher interest income related to higher interest rates applied to a lower balance of cash and cash equivalents, restricted cash accounts, and short-term and long-term time deposits, more than offset by higher interest expense related to a higher balance of total borrowings.
Other income (expense), net primarily reflects (a) losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions which were $2.7 million and $2.4 million for the three months ended June 30, 2023 and 2022, respectively, (b) depreciation of assets acquired with government subsidies, as described under “—PRC Government Research and Development Funding” above, and other factors.

Realized gain and unrealized loss from trading securities, and equity income in net income of affiliates.

	Three Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Realized gain from sale of trading securities	$3,919	$-	100.0%	$3,919
Unrealized loss on trading securities	$(2,455)	$(423)	480.4%	$(2,032)
Equity income in net income of affiliates	$3,920	$472	730.5%	$3,448
We recorded a realized gain from sale of trading securities of $3.9 million for the three months ended June 30, 2023 due to a sale of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in Note 15 to the condensed consolidated financial statements included in this report.
We recorded an unrealized loss on trading securities of $2.5 million for the three months ended June 30, 2023 as compared to an unrealized loss of $0.4 million for the same period in 2022, based on a change in market value of ACM Shanghai’s indirect investments in certain publicly traded securities on China's stock markets as described in Note 15 to the condensed consolidated financial statements included in this report.
Equity income in net income of affiliates increased by $3.9 million for the three months ended June 30, 2023 due to an increase of net income from investments in affiliates (Note 14).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Total income tax expense	$7,638	$7,679

We recognized a tax expense of $7.6 million for the three months ended June 30, 2023 as compared to a tax expense of $7.7 million for the prior year period. The tax expense for the three months ended June 30, 2023 primarily resulted from the tax effect of a decrease in our effective income tax rate applied to an operating profit for the period. The decrease in our effective income tax rate for the three months ended June 30, 2023 compared to the same period of the prior year was primarily due to an increased benefit from the specified deduction to the GILTI inclusion as a result of reduced net operating loss utilization which partially limited the specified deduction in the prior year, and reduced GILTI inclusion related to the amount of capitalized R&D expenses relative to pre-tax income. The tax benefit in the three months ended June 30, 2022 was primarily due to a higher effective tax rate applied to a pre-tax net income for the period.

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
Net Income Attributable to Non-Controlling Interests

	Three Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Net income attributable to non-controlling interests	$6,772	$4,512	50.1%	$2,260
ACM Research owns 82.1% of ACM Shanghai’s (note 1) outstanding shares which is reflected in our consolidated financial statements (note 2). We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Three Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Foreign currency translation adjustment	$(35,269)	$(40,372)	(12.6)%	$5,103
We recorded a foreign currency translation adjustment of $(35.3) million for the three months ended June 30, 2023, as compared to $(40.4) million for the same period in 2022, based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents. The amounts for both years was especially large due to a significant weakening of the RMB versus the U.S. dollar during the periods on a large balance of RMB-demonominated assets.

Comprehensive income (loss) attributable to non-controlling interests

	Three Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Comprehensive income (loss) attributable to non-controlling interests	$652	$(2,248)	(129.0)%	$2,900

Comprehensive income attributable to non-controlling interests increased by $2.9 million for the three months ended June 30, 2023 due to change in net income generated from the non-controlling interests as impacted from foreign exchange rate fluctuations.
Comparison of Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Revenue	$218,833	$146,581	49.3%	$72,252

Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$149,142	$98,616	51.2%	$50,526
ECP (front-end and packaging), furnace and other technologies	45,715	32,748	39.6%	12,967
Advanced packaging (excluding ECP), services & spares	23,976	15,217	57.6%	8,759
Total Revenue by Product Category	$218,833	$146,581	49.3%	$72,252

Wet-cleaning and other front-end processing tools	$178,797	$111,254	60.7%	$67,543
Advanced packaging, other processing tools, services and spares	40,036	35,327	13.3%	4,709
Total Revenue Front and Back-End	$218,833	$146,581	49.3%	$72,252
The increase in revenue for six months ended June 30, 2023 as compared to the same period in 2022 was driven by higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, increased contribution from ECP (front-end and packaging), furnace and other technologies, and higher sales of Advance packaging (excluding ECP), and services and spares. Contribution to revenue from customer acceptances increased versus the prior-year period due to the acceptance of several tools that resulted in the recognition of revenue for multiple tools that had been previously delivered to certain customers. The increased demand from PRC-based customers is due in part to their longer term commitment to increase production capacity to achieve a greater share of the global semiconductor market.
Our Shanghai operations were adversely impacted by a continuation of effects related to the cessation of China's zero-COVID policies in late 2022 that extended into early 2023, and the continued impact from a recent increase in restrictions implemented by the U.S. Department of Commerce and other countries for PRC-based semiconductor producers (note 2).

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Cost of revenue	$110,208	$82,738	33.2%	$27,470
Gross profit	108,625	63,843	70.1%	44,782
Gross margin	49.6%	43.6%	6.0%	608 bps
Cost of revenue and gross profit increased in the six months ended June 30, 2023 as compared to the corresponding period in 2022 due to the increased sales volume, and an increase in gross margin. The increased gross margin versus the prior-year period was primarily due to a favorable revenue mix between tools within our product categories, improved gross margins for specific product lines, and a favorable impact from fluctuations in the RMB to U.S. dollar exchange rate, which was partly offset by an inventory reserve of $3.2 million (note 5) recorded during the period.
Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.
Operating Expenses

	Six Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Sales and marketing expense	$20,776	$14,361	44.7%	$6,415
Research and development expense	34,093	28,713	18.7%	5,380
General and administrative expense	14,464	10,040	44.1%	4,424
Total operating expenses	$69,333	$53,114	30.5%	$16,219

Sales and marketing expense increased in the six months ended June 30, 2023 as compared to the corresponding period in 2022, reflecting an increase of an increase of $3.7 million due to increased costs for personnel, commissions, outside services, travel & entertainment and other costs, and $2.7 million in higher costs for supplies and spare parts for promotional tools.
We expect that, for the foreseeable future, sales and marketing expenses will increase in dollars, as we incur additional costs associated with growing our customer base in mainland China and regions outside of mainland China.
Research and development expense increased in the six months ended June 30, 2023 as compared to the corresponding period in 2022, reflecting an increase of $5.2 million for personnel, stock-based compensation, and travel and entertainment costs to support product development, an increase of $1.1 million in costs of components, costs of tools built for product development purposes, and a net decrease of $0.1 million in outside services and other R&D-related costs.
Research and development expense represented 15.6% and 19.6% of our revenue in the six months ended June 30, 2023 and 2022, respectively. Without reduction by grant amounts received from PRC governmental authorities (see ‘–PRC Government Research and Development Funding’’), gross research and development expense totaled $34.1 million, or

15.9% of total revenue, in the six months ended June 30, 2023 as compared to $28.7 million, or 19.6% of revenue, in the corresponding period in 2022.
We expect that, for the foreseeable future, research and development expenses will increase in dollars, as we incur additional costs to expand our product portfolio to address additional production steps and expand our research and development team to new regions.
General and administrative expense increased in the three months ended June 30, 2023 as compared to the corresponding period in 2022, primarily reflecting a $2.3 million increase in personnel costs, a $1.9 million increase in professional services, a $1.1 million increase in other general and administrative related cost, and a $0.5 million increase in bad debt reserves.
We expect that, for the foreseeable future, general and administrative expenses will increase in dollars, as we incur additional costs associated with growing our business, ACM Research operating a public company in the United States and ACM Shanghai operating as a public company in the PRC.
Interest income (expense), net, Other Income (expense), net

	Six Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Interest Income	$4,131	$3,949	4.6%	$182
Interest Expense	(1,344)	(567)	137.0%	(777)
Interest Income, net	$2,787	$3,382	-17.6%	$(595)

Other income, net	$2,306	$2,742	-15.9%	$(436)
Interest income, net consists of interest earned on our cash and equivalents, restricted cash accounts, and short term and long term time deposits, offset by interest expense incurred from outstanding short-term and long-term borrowings. Interest income, net decreased in the six months ended June 30, 2023 as compared to the corresponding period in 2022, due to higher interest income related to higher interest rates applied to a lower balance of cash and equivalents, restricted cash accounts, and short term and long term time deposits, offset by higher interest expense related to a higher balance of total borrowings.
Other income, net primarily reflects (a) gains (losses) due to the impact of exchange rates on our foreign currency-denominated working-capital transactions which were $1.7 million gains and ($0.6 million) losses for the six months ended June 30, 2023 and 2022, respectively and (b) depreciation of assets acquired with government subsidies, as described under “—PRC Government Research and Development Funding” above, and other factors.
Realized gain and unrealized loss from trading securities, and equity income in net income of affiliates.

	Six Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Realized gain from sale of trading securities	$7,913	$-	100.0%	$7,913
Unrealized loss on trading securities	$(3,109)	$(4,281)	(27.4)%	$1,172
Equity income in net income of affiliates	$3,888	$401	869.6%	$3,487

We recorded a realized gain from sale of trading securities of $7.9 million for the six months ended June 30, 2023 due to a sale of ACM Shanghai’s indirect investment in SMIC shares on the STAR Market as is described in note 15 to the condensed consolidated financial statements included in this report.
We recorded an unrealized loss on trading securities of $3.1 million for the six months ended June 30, 2023 as compared to an unrealized loss of $4.3 million for the same period in 2022, based on a change in market value of ACM Shanghai’s indirect investments in certain publicly traded securities on China's stock markets as described in note 15 to the condensed consolidated financial statements included in this report.
Equity income in net income of affiliates increased by $3.5 million for the three months ended June 30, 2023 due to an increase of net income from investments in affiliates (note 14).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Total income tax expense	$10,517	$3,668

We recognized a tax expense of $10.5 million for the six months ended June 30, 2023 as compared to a tax expense of $3.7 million for the prior year period. The tax expense for the six months ended June 30, 2023 primarily resulted from the tax effect of a decrease in our effective income tax rate applied to an operating profit for the period. The decrease in our effective income tax rate for the six months ended June 30, 2023 compared to the same period of the prior year was primarily due to an decreased benefit from the specified deduction to the GILTI inclusion as a result of reduced net operating loss utilization which partially limited the specified deduction in the prior year, and reduced GILTI inclusion related to the amount of capitalized R&D expenses relative to pre-tax income. The tax expense in the six months ended June 30, 2022 was primarily due to a higher effective tax rate applied to a pre-tax net income for the period.
Net Income Attributable to Non-Controlling Interests

	Six Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Net income attributable to non-controlling interests	$8,590	$2,855	200.9%	$5,735
ACM Research owns 82.1% of the outstanding shares of ACM Shanghai (note 1) which is reflected in our consolidated financial statements (note 2). We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Six Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Foreign currency translation adjustment	$(25,846)	$(37,918)	(31.8)%	$12,072
We recorded a foreign currency translation adjustment of $(25.7) million for the six months ended June 30, 2023, as compared to $(37.9) million for the same period in 2022, based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents. The amounts for both years was especially large due to a significant weakening of the RMB versus the U.S. dollar during the periods on a large balance of RMB-demonominated assets.

Comprehensive income (loss) attributable to non-controlling interests

	Six Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Comprehensive income (loss) attributable to non-controlling interests	$4,114	$(3,321)	(223.9)%	$7,435

Comprehensive income attributable to non-controlling interests increased by $7.4 million for the six months ended June 30, 2023 due to change in net income generated from the non-controlling interests as impacted from foreign exchange rate fluctuations.
Liquidity and Capital Resources

During the first six months of 2023, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, and borrowings by ACM Shanghai from local financial institutions. Cash and cash equivalents, restricted cash, short-term time deposits and long-term time deposits were $376.1 million at June 30, 2023, compared to $420.9 million at December 31, 2022. The $44.8 million decrease was primarily driven by $24.4 million of cash used in operations, $1.6 million, excluding net cash increase for time deposits, used in investing activities, $3.4 million net cash provided by financing activities, a $16.3 million net decline from the effect of exchange rate on cash, cash equivalents and restricted cash, and a $6.1 million decline from the effect of exchange rate on time deposits.

	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$258,002	$248,451
Short-term time deposits	6,000	70,492
Long-term time deposits	112,104	101,956
Total	$376,106	$420,899
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
For the six months ended June 30, 2023 and 2022, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers, dividends, or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Our cash and cash equivalents at June 30, 2023 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct PRC subsidiary, is, however, subject to PRC restrictions on distributions to equity holders. The use of proceeds raised by the STAR Market IPO, without further approvals, are limited to specific usage. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.
Cash Flow Used in Operating Activities. Net cash used in operating activities of $24.4 million during the six months ended June 30, 2023 consisted of:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net income	$42,560	$9,305
Depreciation and amortization	3,955	2,555
Loss on disposals of property, plant and equipment	(1)	—
Realized gain on trading securities	(7,913)	—
Equity income in net income of affiliates	(3,888)	(401)
Unrealized loss on trading securities	3,109	4,281
Bad debt expense	496	—
Deferred income taxes	(4,711)	1,642
Stock-based compensation	4,085	3,343
Net changes in operating assets and liabilities:	(61,932)	(82,022)
Net cash flow used in operating activities	$(24,240)	$(61,297)
Significant changes in operating asset and liability accounts included the following uses of cash: an increase of inventories of $77.9 million (Note 5), and an increase of accounts receivable of $17.8 million (Note 4). The uses of cash are offset by the following significant sources of cash: an increase in advances from customers of $41.7 million (Note 3), and an increase in accounts payable of $5.1 million. As described under “PRC Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central PRC governmental authorities. ACM Shanghai received $25,000 payments related to such grants in the first six months of 2023, as compared to no cash receipts in the same period of 2022.

Cash Flow Used in Investing Activities. Net cash used in investing activities, excluding net cash increase for time deposits, for the six-months ended June 30, 2023 was $1.6 million, primarily consisting of $22.9 million purchase of property and intangible assets and $1.5 million purchase of long-term investment, offset by $17.7 million in proceeds from selling trading securities (Note 15), and $5.1 million in dividends received from investments in affiliates (note 14).
Cash Flow Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2023 was $3.4 million, primarily consisting of $1.1 million net repayment of long-term borrowings, offset by $4.5 million in proceeds from the exercise of stock options related to shares of ACM Shanghai and stock options related to shares of ACM Research, Inc. (note 18).
ACM Shanghai, together with its subsidiaries, has short-term and long-term borrowings with five banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at June 30, 2023
				(in thousands)
China Everbright Bank	July 2021	December 2023	3.00%~3.60%	RMB150,000	RMB150,000
				$20,760	$20,760
Bank of Communications	August 2022	September 2023	3.50%~3.60%	RMB100,000	RMB100,000
				$13,840	$13,840
Bank of China	August 2022	August 2023	3.15%	RMB40,000	RMB40,000
				$5,536	$5,536
China Merchants Bank	October 2021	September 2023	3.50%	RMB100,000	RMB100,000
				$13,840	$13,840
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	3.95%	RMB128,500	RMB103,428
				$17,784	$13,914
Bank of China	June 2021	Repayable by installments and the last installments repayable in June 2024	2.60%	RMB10,000	RMB8,500
				$1,384	$1,107
Bank of China	September, 2021	Repayable by installments and the last installments repayable in September 2024	2.60%	RMB35,000	RMB29,750
				$4,844	$4,117
				$77,988	$73,114
(1)Converted from RMB to dollars as of June 30, 2023. The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”

Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate cash, and cash equivalents was ($16.1 million) during the first six months of 2023. The impact of fluctuations of the RMB to U.S. dollar currency exchange rate on a significant balance of these items held in RMB-denominated accounts (Note 2) contributed to the change.
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
The status of the performance milestones for the period ended June 30, 2023 is as follows:
•ACM Lingang achieved the Construction Start Milestone and 60% of the performance deposit was refunded to ACM Shanghai in 2020.
•The Construction Completion Milestone is now required to be met by January 9, 2024. The Construction Completion Milestone was originally required to be met prior to January 9, 2023, but due to COVID-related delays, ACM filed multiple requests for extensions, the latest of which was granted on July 7, 2023. We cannot guarantee that ACM Lingang will meet the extended deadline or be refunded this 20% portion of the performance deposit.
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

•The Production Start Milestone is now required to be met by January 9, 2025. The Production Start Milestone was originally required to be met prior to January 9, 2024, but due to COVID-related delays,

ACM filed multiple requests for extensions, the latest of which was granted on July 7, 2023. We cannot guarantee that ACM Lingang will meet any extended deadline or be refunded this 20% portion of the performance deposit.
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
If the Grant Agreement is terminated because of breach of any terms above, the Grantor shall take back the buildings, fixtures and auxiliary facilities on the land area and provide ACM Lingang with corresponding compensation according to the residual value of the buildings, fixtures and auxiliary facilities when they are taken back. The total cumulative investment of land, buildings and construction in progress related to ACM Lingang amounted to $95.4 million and $102.9 million at June 30, 2023 and December 31, 2022, respectively.
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
Shipments in the three and six months ended June 30, 2023 totaled $153.4 million and $242.6 million, as compared to $111.6 million and $178.6 million for the same periods in 2022. Repeat tool shipments in the three and six months ended June 30, 2023 totaled $61.4 million and $109.1 million, as compared to $80.1 million and $110.3 million for the same periods in 2022. First tool shipments in the three and six months ended June 30, 2023 totaled $92.0 million and 142.3 million, as compared to $44.9 million and $81.7 million for the same periods in 2022.
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Six Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Adjusted EBITDA Data:
Net income	$42,560	$9,305	357.4%	$33,255
Interest (income), net	(2,787)	(3,382)	-17.6%	595
Income tax expense	10,517	3,668	186.7%	6,849
Depreciation and amortization	3,955	2,555	54.8%	1,400
Bad debt expense	496	—	100.0%	496
Stock based compensation	4,085	3,343	22.2%	742
Unrealized loss on trading securities	3,109	4,281	-27.4%	(1,172)
Adjusted EBITDA	$61,935	$19,770	213.3%	$42,165
The $42.2 million increase in adjusted EBITDA for the six months ended June 30, 2023 as compared to the same period in 2022 reflected a $33.3 million increase in net income, a $6.9 million impact from a change in income tax expense, a $1.4 million increase in depreciation and amortization, a $0.7 million increase in stock based compensation, a $0.6 million in interest income, net, and a $0.5 million increase in bad debt expense, partly offset by a $1.2 million decrease in unrealized loss on trading securities.

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

Free Cash Flow
The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Six Months Ended June 30,
	2023	2022	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(24,240)	$(61,297)	(60.5%)	$37,057
Purchase of property and equipment	(21,633)	(5,256)	311.6%	(16,377)
Purchase of trading securities	(1,453)	—	100.0%	(1,453)
Free cash flow	$(47,326)	$(66,553)	(28.9%)	$19,227
The $19.1 million increase in free cash flow for the six months ended June 30, 2023 as compared to the same period in 2022 reflected the factors driving net cash used in operating activities, an increase of purchases of property and equipment and intangible assets and trading securities. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of PRC government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.
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

	Six Months Ended June 30,
	2023			2022
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$218,833	$-	$218,833	$146,581	$-	$146,581
Cost of revenue	(110,208)	(250)	(109,958)	(82,738)	(253)	(82,485)
Gross profit	108,625	(250)	108,875	63,843	(253)	64,096
Operating expenses:
Sales and marketing	(20,776)	(862)	(19,914)	(14,361)	(928)	(13,433)
Research and development	(34,093)	(1,410)	(32,683)	(28,713)	(1,067)	(27,646)
General and administrative	(14,464)	(1,563)	(12,901)	(10,040)	(1,095)	(8,945)
Income (loss) from operations	$39,292	$(4,085)	$43,377	$10,729	$(3,343)	$14,072

Adjusted operating income for the six months ended June 30, 2023 increased by $29.3 million, as compared with the same period in 2022, due to a $28.6 million increase in income from operations and a $0.7 million increase in stock-based compensation expense.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of June 30, 2023. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The effectiveness of the disclosure controls and procedures is also necessarily limited by the staff and other resources available to management and the geographic diversity of our company’s operations. As a result of the COVID-19 pandemic, in 2021, 2022 and 2023, we have faced additional challenges in operating and monitoring our disclosure controls and procedures as a result of employees working remotely and management travel being limited. In addition, we face potential heightened cybersecurity risks as our level of dependence on our IT networks and related systems increases, stemming from employees working remotely, and the number of malware campaigns and phishing attacks preying on the uncertainties surrounding the COVID‑19 pandemic increases.

Based on that evaluation, and as a result of the material weaknesses in internal control over financial reporting described in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our company’s disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As disclosed in our Annual Report, management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2022, and is in the process of remediating them as of June 30, 2023:

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

Changes in Internal Control over Financial Reporting and Remediation Efforts
There were no changes in our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to review and document our disclosure controls and procedures, including our internal control over financial reporting and may from time to time make changes to enhance their effectiveness and ensure that our systems evolve with our business.

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

We believe that as a result of the new restrictions, several ACM Shanghai customers have significantly reduced production and related capital spending at facilities meeting the restricted advanced node capabilities. In addition, ACM Shanghai has experienced challenges as the companies in its supply chain adapt their policies to the new regulations. These factors had an adverse impact on ACM Shanghai’s shipments and sales in the three months ended December 31, 2022 and the six months ended June 30, 2023. We anticipate these factors will continue to have an adverse impact on ACM Shanghai’s shipments and sales in future periods.

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

During the three and six months ended June 30, 2023, two prominent exporters of advanced semiconductor manufacturing equipment, the Netherlands and Japan, announced and began to implement plans to join the United States in imposing semiconductor-focused export controls.

On May 23, 2023, the Japanese government issued the final amendment to an ordinance implementing new export controls to require licensing for export of certain advanced semiconductor manufacturing equipment, effective as of July 23, 2023. The amendment expands the scope of export controls to prohibit (1) exporting 23 additional categories of items relating to semiconductor manufacturing and (2) providing technology relating to manufacturing, development or use of these categories of items, in both cases, without an advance license. While the expanded export controls apply to exports to any jurisdiction, exports to certain jurisdictions, such as the United States, are expected to be permitted by certain types of broad general licenses. However, it remains to be seen whether the Japanese government will authorize any exports of these items to the PRC by a limited general license or specific license, if at all.

Likewise, on June 30, 2023, the Government of the Netherlands published additional export control measures for advanced semiconductor manufacturing equipment. The Regulation on Advanced Semiconductor Manufacturing Equipment will enter into force on September 1, 2023. From that point on, the export of certain advanced semiconductor manufacturing equipment, as specified in the Annex to the Regulation, will be subject to a national export license authorization requirement by the Dutch Central Import and Export Service.

As a result of the new restrictions, the ability of ACM Shanghai to acquire such parts from Japan and the Netherlands to fulfill customer requirements, and the ability of ACM Shanghai’s customers in the PRC to scale their production, could be further negatively impacted by these additional controls. The introduction of additional multilateral semiconductor-focused export controls could further negatively impact ACM Shanghai’s supply arrangements. The United States reportedly also is considering additional export controls measures, which could be imposed on items, technologies, or software that are relevant to our business and future growth.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023, ACM Research issued, pursuant to the exercise of stock options at a per share exercise price of $0.50 per share, an aggregate of 153,660 shares of Class A common stock that were not registered under the Securities Act of 1933, as amended. We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.

Sale Date	Exercised Shares (Net)
January 10, 2023	25,975
March 10, 2023	26,420
March 16, 2023	37,500
May 10, 2023	26,265
June 1, 2023	37,500
Total	153,660
Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On May 12, 2023, Fuping Chen, Vice President, Sales—China of ACM Research (Shanghai), Inc., adopted a Rule 10b5-1 trading arrangement (the “Chen Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Chen Plan allows for the contemporaneous exercise of options and sale of up to 105,000 shares of Class A Common Stock, at specific market prices, commencing on August 11, 2023, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) March 8, 2024, or (iii) such date that the Chen Plan is otherwise terminated according to its terms, whichever comes first.

On May 17, 2023, Haiping Dun, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading arrangement (the “Dun Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Dun Plan allows for the contemporaneous exercise of options and sale of up to 235,531 shares of Class A Common Stock, at specific market prices, commencing on August 22, 2023, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) April 30, 2025, or (iii) such date that the Dun Plan is otherwise terminated according to its terms, whichever comes first. The options were granted in May 2015 with a ten-year expiration date.

On June 13, 2023, David Wang, President and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement (the “Wang Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Wang Plan allows for the contemporaneous exercise of options and sale of up to 720,000 shares of Class A Common Stock, at specific market prices, commencing on September 12, 2023, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) June 13, 2024, or (iii) such date that the Wang Plan is otherwise terminated according to its terms, whichever comes first. The options were granted in May 2015 with a ten-year expiration date.
Item 6.    Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description

10.01	Unofficial English Translation of RMB Working Capital Loan Contract dated as of July 25, 2023, by and between ACM Research, Inc. and China CITIC Bank Co., Ltd. Shanghai Bank (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on July 31, 2023)
10.02	Lease Agreement dated March 6, 2023, by and between Hillsboro 229, LLC and ACM Research, Inc.
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.
Date: August 7, 2023	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)