Form 10-K
period 2023-12-31
ACM Research, Inc.
filed 2024-02-28
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value on June 30, 2023 (the last business day of the registrant’s most recently completed second quarter) of the voting common equity held by non-affiliates of the registrant, computed by reference to the $13.08 closing price of the stock on that date, was $637.4 million. The registrant does not have non-voting common equity outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	56,073,205 shares outstanding as of February 23, 2024
Class B Common Stock, $0.0001 par value	5,021,811 shares outstanding as of February 23, 2024
Documents Incorporated By Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference in Part III of this report.

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

ACM Research is not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 82.1% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other mainland China central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Market. This determination was based on the facts aforementioned and mainland China Company Law, mainland China Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in mainland China currently in effect. However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research. See “Item IA. Risk Factors— Risks Related to International Aspects of Our Business—If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless.”
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
In addition, in the ordinary course of business, ACM Shanghai is required to obtain certain operating permits and licenses necessary for it to operate in mainland China, including business licenses, certifications relating to quality management standards, import and export-related qualifications from customs, as well as environmental and construction permits, licenses and approvals relating to construction projects. We believe ACM Shanghai has all such required permits and licenses. However, from time to time the mainland China government issues new regulations, which may require additional actions on the part of ACM Shanghai to comply. If ACM Shanghai does not, or is unable to, obtain any such additional permits or licenses, ACM Shanghai may be subjected to restrictions and penalties imposed by the relevant mainland China regulatory authorities, and it could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless.
The following chart depicts our corporate organization as of December 31, 2023:

A detailed description of how cash is transferred through our organization is set forth under "Note 2 — Summary of Significant Accounting Policies - Cash and Cash Equivalents" to the Condensed Consolidated Financial Statements of this report.
The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the Public Company Accounting Oversight Board, or the PCAOB, determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction. BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, had been our independent registered public accounting firm in recent years, including for the year ended December 31, 2021. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was enacted on December 29, 2022 under the Consolidated Appropriations Act, 2023, as further described below. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including BDO China, because of positions taken by mainland China authorities in those jurisdictions. On March 30, 2022, based on this determination, ACM Research was transferred to the SEC’s “Conclusive list of issuers identified under the HFCA.” See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms operating in mainland China” of this report for more information. Under current regulations, if ACM Research were to be included on this list for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless.

On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong in 2022 and vacated its previous December 16, 2021 determination to the contrary. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. mainland China authorities will need to ensure that the PCAOB continues to have full access for inspections and investigations in 2023 and beyond. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. On December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law by U.S. President Biden, which, among other things, amended the HFCA Act to reduce the number of consecutive non-inspection years that would trigger the trading prohibition under the HFCA Act from three years to two years (originally such threshold under the HFCA Act was three consecutive years), and so that any foreign jurisdiction could be the reason why the PCAOB does not have complete access to inspect or investigate a company’s public accounting firm (originally the HFCA Act only applied if the PCAOB’s ability to inspect or investigate was due to a position taken by an authority in the jurisdiction where the relevant public accounting firm was located). Therefore, if the mainland China authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, the SEC would prohibit trading in the securities of issuers engaging those audit firms, as required under the HFCA Act.
On June 30, 2022, and June 15, 2023, stockholders of ACM Research ratified the appointment of Armanino LLP, or Armanino, as our independent auditor for the years ended December 31, 2022 and 2023, respectively. Armanino was neither headquartered in mainland China or Hong Kong nor was it subject to the determinations announced by the PCAOB on December 16, 2021, which determinations were vacated by the PCAOB on December 15, 2022. On July 21, 2023, we were informed by Armanino, that Armanino would resign as our independent auditor effective as of the earlier of (a) the date we engaged a new independent registered public accounting firm or (b) the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

On September 14, 2023, the Audit Committee of the Board of Directors, or the Audit Committee, completed a competitive selection process to select and appoint a new accounting firm to serve as our independent registered public accounting firm commencing with the audit of our financial statements for the fiscal year ended December 31, 2023. As a result of this process, the Audit Committee approved the engagement of Ernst & Young Hua Ming LLP, or E&Y as our independent registered public accounting firm for the fiscal year ended December 31, 2023. The engagement of E&Y became effective on September 20, 2023. E&Y is a PCAOB-registered firm that is headquartered in mainland China; however, we do not believe ACM Research will appear on the “Conclusive list of issuers identified under the HFCAA” for a second consecutive time, as the determinations announced by the PCAOB on December 16, 2021 were vacated by the PCAOB on December 15, 2022.
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
•The mainland China central government may determine to exert additional control over offerings conducted overseas or foreign investment in mainland China-based issuers, which could result in a material change in operations of ACM Shanghai and cause significant declines in the value of ACM Research Class A common stock, or make them worthless.
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
SAPS, TEBO, ULTRA C, ULTRA Fn, Ultra ECP, Ultra ECP map, and Ultra ECP ap are trademarks of ACM Research. For convenience, these trademarks appear in this report without ™ symbols, but that practice does not mean that ACM Research will not assert, to the fullest extent under applicable law, ACM Research’s rights to the trademarks. This report also contains other companies’ trademarks, registered marks and trade names, which are the property of those companies.

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
The information included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” of Part II of this report contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc., or Gartner, in “Forecast: Semiconductor Wafer Fab Equipment, Worldwide, 4Q23 Update” (December 2023), or the Gartner Report. The Gartner Report represents research opinions or viewpoints that are published, as part of a syndicated subscription service, by Gartner and are not representations of fact. The Gartner Report speaks as of its original publication date (and not as of the date of this report), and the opinions expressed in the Gartner Report are subject to change without notice. While we are not aware of any misstatements regarding any of the data presented from the Gartner Report, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.
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
Revenue from single wafer cleaning, Tahoe and semi-critical cleaning equipment totaled $403.9 million, or 72.4% of total revenue in 2023, $272.9 million, or 70.2% of total revenue in 2022, and $189.2 million, or 72.8% of total revenue in 2021. Revenue from ECP (front-end packaging), furnace and other technologies totaled $103.4 million, or 18.5% of total revenue, in 2023, $77.5 million, or 19.9% of total revenue in 2022, and $33.2 million, or 12.8% of total revenue in 2021. Revenue from advanced packaging (excluding ECP), services and spares totaled $50.5 million, or 9.1% of total revenue, in 2023, $38.4 million, or 9.9% of total revenue in 2022, and $37.3 million, or 14.4% of total revenue in 2021. Selling prices for our tools generally range from $0.5 million to more than $5 million.
We estimate, based on third-party reports and on customer and other information, that our current product portfolio addresses approximately $16 billion of the 2023 global wafer fab equipment, or WFE, market. By product line, we estimate an approximately $5.2 billion market opportunity is addressed by our wafer cleaning equipment, $4.3 billion by our Plasma-Enhanced Chemical Vapor Deposition, or PECVD, equipment, $2.2 billion by our furnace equipment, $2.5 billion by our Track equipment, $800 million by our electro-chemical plating, or ECP, equipment, and more than $900 million by our stress-free polishing, advanced packaging, wafer processing, and other processing equipment.
Based on Gartner’s estimates, the total available global market for these equipment segments decreased by 11.4% from $21.2 billion in 2022, to $18.7 billion in 2023, and is expected to decrease by 2.8% to $18.2 billion in 2024. These equipment segments are a subset of the total worldwide semiconductor WFE market, which Gartner estimates decreased by 7.7% from $100.6 billion in 2022 to $92.9 billion in 2023, and estimates will decrease by 1.7% to $91.3 billion in 2024.
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
To date, a substantial majority of our sales of single-wafer wet-cleaning equipment for front-end manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. Our operation includes sales, marketing and services personnel in North America, Western Europe and Southeast Asia to expand and support major new customer initiatives for the products of ACM Shanghai to additional regions beyond mainland China.
We are focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our tools have been developed using our key proprietary technologies:
•Space Alternated Phase Shift, or SAPS, technology for flat and patterned (deep via or deep trench with stronger structure) wafer surfaces. SAPS technology employs alternating phases of megasonic waves to deliver megasonic energy in a highly uniform manner on a microscopic level. We have shown SAPS technology to be more effective than conventional megasonic and jet spray technologies in removing random defects across an entire wafer, with increasing relative effectiveness at more advanced production nodes.
•Timely Energized Bubble Oscillation, or TEBO, technology for patterned wafer surfaces at advanced process nodes. TEBO technology has been developed to provide effective, damage-free cleaning for 2D and 3D patterned wafers with fine feature sizes. We have demonstrated the damage-free cleaning capabilities of TEBO technology on patterned wafers for feature nodes as small as 1xnm (16 to 19 nanometers, or nm), and we have shown TEBO technology can be applied in manufacturing processes for patterned chips with 3D architectures having aspect ratios as high as 60‑to‑1.

•Tahoe technology for cost and environmental savings. Tahoe technology delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools.
•ECP technology for advanced metal plating. Our Ultra ECP ap, or Advanced Packaging, technology was developed for back-end assembly processes to deliver a more uniform metal layer at the notch area of wafers prior to packaging. Our Ultra ECP map, or Multi-Anode Partial Plating, technology was developed for front-end wafer fabrication processes to deliver advanced electrochemical copper plating for copper interconnect applications. Ultra ECP map offers improved gap-filling performance for ultra-thin seed layer applications, which is critical for advanced nodes at 28nm, 14nm and beyond.
We have also introduced and delivered a range of new tools intended to broaden our revenue opportunity with global semiconductor manufacturers. Product extensions include the Ultra SFP ap tool for advanced packaging solutions, the Ultra C VI 18-chamber single wafer cleaning tool for advanced memory devices, and the Ultra ECP 3d platform for through-silicon-via, or tsv, application. New product lines include the Ultra fn Furnace, our first dry processing tool, and a suite of semi-critical cleaning systems which include single wafer back side cleaning, scrubber, and auto bench cleaning tools.
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
We have been issued more than 498 patents in the United States, the People’s Republic of China, or mainland China, Japan, Singapore, Korea and Taiwan.
We conduct a substantial majority of our product development, manufacturing, support and services in mainland China, with additional product development and subsystem production in Korea. Substantially all of our integrated tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 236,000 square feet of floor space for production capacity, with leased buildings at our Chuansha campus. In May 2020 ACM Shanghai, through its wholly owned subsidiary Shengwei Research (Shanghai), Inc., or ACM Shengwei, entered into an agreement for a land use right in the Lingang region of Shanghai. In 2020 ACM Shengwei began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies and will provide floor space to support significantly increased production capacity and related research and development, or R&D, activities. We expect to commence initial operations and production activities at our Lingang facilities in the first half of 2024 timeframe.
Our experience has shown that chip manufacturers in mainland China and throughout Asia demand equipment that meets their specific technical requirements and generally prefer to build relationships with local suppliers. We will continue to seek to leverage our local presence in mainland China and Korea through our subsidiaries to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our technologies, and enable us to design innovative products and solutions to address their needs.

On November 18, 2021, ACM Shanghai successfully completed its initial public offering of shares of ACM Shanghai in mainland China, which we refer to as the STAR IPO, and its shares began trading on the Shanghai Stock Exchange’s SciTech innovAtion boaRd, known as the STAR Market, which we refer to as the STAR Listing, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Wafer Surfaces. SAPS technology can enhance removal of random defects following planarization and deposition, which are among the most important, and most repeated, steps in the fabrication process:
•Post CMP: Chemical mechanical planarization, or CMP, uses an abrasive chemical slurry following other fabrication processes, such as deposition and etching, in order to achieve a smooth wafer surface in preparation for subsequent processing steps. SAPS technology can be applied following each CMP process to remove residual random defects deposited or formed during CMP.
•Post Hard Mask Deposition: As part of the photolithographical patterning process, a mask is applied with each deposition of a material layer to prevent etching of material intended to be retained. Hard masks have been developed to etch high aspect-ratio features of advanced chips that traditional masks cannot tolerate. SAPS technology can be applied following each deposition step involving hard masks that use nitride, oxide or carbon-based materials to achieve higher etch selectivity and resolution.
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
•Post Contact/Via Etch: Wet etching processes are commonly used to create patterns of high-density contacts and vias. SAPS technology can be applied after each such etching process to remove random defects that could otherwise lead to electrical shorts.
•Pre Barrier-Metal Deposition: Copper wiring requires metal diffusion barriers at the top of via holes to prevent electrical leakage. SAPS technology can be applied prior to deposition of barrier metal to remove residual oxidized copper, which otherwise would adhere poorly to the barrier and impair performance.
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

SAPS II (released in 2011). Highlights of our SAPS II equipment include:

•compact design, with footprint of 2.65m x 4.10m x 2.85m (WxDxH), requiring limited clean room floor space;
•up to 8 chambers, providing throughput of up to 225 wafers per hour;
•double-sided cleaning capability, with up to 5 cleaning chemicals for process flexibility;
•2-chemical recycling capability for reduced chemical consumption;
•image wafer detection method for lowering wafer breakage rates; and
•chemical delivery module for delivery of dilute hydrofluoric acid, RCA SC-1 solution, functional de-ionized water and carbon dioxide to each of the chambers.

SAPS V (released in 2014). SAPS V includes SAPS II features with the following upgrades:

•compact design, with footprint of 2.55m x 5.1m x 2.85m (WxDxH), requiring limited clean room floor space;
•up to 12 chambers, providing throughput of up to 375 wafers per hour;
•chemical supply system integrated into mainframe;
•inline mixing method replaces tank auto changing, reducing process time; and
•improved drying technology using hot isopropyl alcohol and de-ionized water.

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
TEBO Applications
At process nodes of 28nm and less, chip makers face escalating challenges in eliminating nanometric particles and maintaining the condition of inside pattern surfaces. In order to maintain chip quality and avoid yield loss, cleaning technologies must control random defects of diminishing killer defect sizes, without roughing or otherwise damaging surfaces of transistors, interconnects or other wafer features. TEBO technology can be applied in numerous steps throughout the manufacturing process flow for effective, damage-free cleaning:
•Memory Chips: We estimate that TEBO technology can be applied in as many as 50 steps in the fabrication of a DRAM chip, consisting of up to 10 steps in cleaning ISO structures, 20 steps in cleaning buried gates, and 20 steps in cleaning high aspect-ratio storage nodes and stacked films.
•Logic Chips: In the fabrication process for a logic chip with a FinFET structure, we estimate that TEBO technology can be used in 15 or more cleaning steps.
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

Each model of TEBO equipment includes:

•an equipment front-end module, or EFEM, which moves wafers from chamber to chamber.
•one or more chamber modules, each equipped with a TEBO megasonic generator system.
•an electrical module to provide power for the tool; and
•a chemical delivery module.

Ultra C TEBO II (released in 2016). Highlights of our Ultra C TEBO II equipment include:

•compact design, with footprint of 2.25m x 2.25m x 2.85m (WxDxH);
•up to 8 chambers with an upgraded transport system and optimized robotic scheduler, providing throughput of up to 300 wafers per hour.
•EFEM module consisting of 4 load ports, transfer robot and 1 process robot; and
•focus on dilute chemicals contributes to environmental sustainability and lower cost of ownership.

Ultra C TEBO V (released in 2016). Highlights of our Ultra C TEBO V equipment include:

•footprint of 2.45m x 5.30m x 2.85m (WxDxH).
•up to 12 chamber modules, providing throughput of up to 300 wafers per hour.
•EFEM module consisting of 4 load ports, 1 transfer robot and 1 process robot: and
•chemical delivery module for delivery of isopropyl alcohol, dilute hydrofluoric acid, RCA SC-1 solution, functional de-ionized water and carbon dioxide to each of the chambers.

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
Our Customers
Since 2009 we have delivered more than 765 tools to our customers, more than 650 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue to us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.
Our front-end customers have included: Shanghai Huali Microelectronics Corporation, together with Huahong Semiconductor Ltd., collectively known as The Shanghai Huahong (Group) Company, Ltd., or The Huali Huahong Group, a leading mainland China-based foundry; Semiconductor Manufacturing International Corporation, or SMIC, a leading mainland China-based foundry; SK Hynix Inc., a leading Korean memory chip company; Yangtze Memory Technologies Co., Ltd., or YMTC, a leading mainland China-based memory chip company, together with one of its subsidiaries; ChangXin Memory Technologies, or CXMT, a leading mainland China-based memory chip company; and SiEn, a leading mainland China-based power-semiconductor chip company. Our wafer assembly and packaging customers have included: Jiangyin Changdian Advanced Packaging Co. Ltd., a mainland China-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a mainland China-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd., a semiconductor packaging company based in Korea; and Wafer Works Corporation, a mainland China-based wafer supplier.

In 2023, 45.5% of our revenue was derived from three customers: SMIC accounted for 16.7% of our revenue; SiEn accounted for 15.4% of our revenue; and CXMT; accounted for 13.4% of our revenue. In 2022, 43.8% of our revenue was derived from three customers: The Huali Huahong Group; accounted for 18.2% of our revenue; SMIC accounted for 15.6% of our revenue, and YMTC accounted for 10.0% of our revenue. In 2021, 48.9% of our revenue was derived from two customers: The Huali Huahong Group accounted for 28.1% of our revenue; and YMTC accounted for 20.8% of our revenue.
Sales and Marketing
We market and sell our products worldwide using a combination of our direct sales force and third-party representatives. We employ direct sales teams in mainland China, the United States, Southeast Asia, and Europe. We also employ field application engineers, who are typically co-located with our direct sales teams, to provide technical pre- and post-sale support and other assistance to existing and potential customers throughout the customers’ fab planning and production line qualification and fab expansion phases. Our field application engineers are organized by end markets as well as core competencies in hardware, control system, software and process development to support our customers.
To supplement our direct sales teams, we have contacts with several independent sales representatives in mainland China, Korea and Taiwan. We select these independent representatives based on their ability to provide effective field sales, marketing forecast and technical requirement updates for our products. In the case of representatives, our customers place purchase orders with us directly rather than with the representatives.

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
Manufacturing
We conduct a substantial majority of our product development, manufacturing, support and services in mainland China, with additional product development and subsystem production in Korea. Substantially all of our tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 236,000 square feet of floor space for production capacity.
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
Our experience has shown that chip manufacturers in mainland China and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO, Tahoe, ECP, furnace, Track, PECVD, and other technologies in our current portfolio, and enable us to design innovative products and solutions to address their needs.
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
For the foreseeable future we are focusing on enhancing our Ultra C SAPS, TEBO, Tahoe, ECP, furnace and other tools and integrating additional capabilities to meet and anticipate requirements from our existing and potential customers. Our particular areas of focus include development of the following:
•new cleaning steps for Ultra C SAPS cleaners for application in logic chips and for DRAM, and 3D NAND technologies.
•new cleaning steps for Ultra C TEBO cleaners for FinFET in logic chips, gates in DRAM, and deep vias in 3D NAND technologies.
•new cleaning steps for Ultra Tahoe cleaners for application in logic chips and for DRAM and 3D NAND technologies.
•new dry technologies such as supercritical CO2 dry and advanced IPA dry for DRAM, and logic technologies.

•new hardware, including new system platforms, new and additional chamber structures and new chemical blending systems;
•new software to integrate new functionalities to improve tool performance; and
•support for the ongoing evaluations and commercialization efforts and product extensions for the newly introduced PECVD and Track product categories.

Longer term, we are working on new proprietary process capabilities based on our existing tool hardware platforms. We are also working to integrate our tools with third-party tools in adjacent process areas in the chip manufacturing flow.

Our research and development expense totaled $92.7 million or 16.6% of revenue in 2023, $62.2 million or 16.0% of revenue in 2022, and $34.2 million or 13.2% of revenue in 2021. We intend to continue to invest in research and development to support and enhance our existing cleaning products and to develop future product offerings to build and maintain our technology leadership position.

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
We have aggressively pursued intellectual property since our founding in 1998. We focus our patent filing efforts in the United States, and, when justified by cost and strategic importance, we file corresponding foreign patent applications in strategic jurisdictions such as the European Union, mainland China, Japan, Singapore, Korea, and Taiwan. Our patent strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.
As of December 31, 2023, we had 64 issued patents, and 29 patents pending, in the United States. These patents carry expiration dates from 2027 through 2038. Many of the US patents and applications have also been filed internationally, including one or more of the European Union, Japan, mainland China, Singapore, Korea, and Taiwan. Specifically, we own patents in wafer cleaning, electro-polishing and plating, wafer preparation, and other semiconductor processing technologies. We have been issued more than 498 patents in the United States, mainland China, Japan, Korea, Singapore and Taiwan.
We manufacture advanced single-wafer cleaning systems equipped with our SAPS, TEBO and Tahoe technologies. We have 57 patents granted internationally protecting our SAPS technologies, and we have filed 11 international patent applications for key TEBO technologies, and 5 for Tahoe, in accordance with the Patent Cooperation Treaty. In addition we have patented technologies for SFP and ECP that are embedded in certain tools. We also have patented technologies in other semiconductor processing areas, including wafer preparation and several specific processing steps.
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
Competition
The chip equipment industry is characterized by rapid change and is highly competitive throughout the world. We compete with semiconductor equipment companies located around the world, and we may also face competition from new and emerging companies, including new competitors from mainland China. We consider our principal competitors to be those companies that provide wafer cleaning and electrical plating products to the market, including Lam Research Corporation, NAURA Technology Group Co., Ltd., Mujin Electronics Co., Ltd., SCREEN SPE USA, LLC (a subsidiary of SCREEN Holdings Co., Ltd.), SEMES Co. Ltd., Tokyo Electron Ltd. and Kokusai Semiconductor Equipment Corporation. Key competitors for our newly-introduced PECVD and Track products include Lam Research Corporation, Applied Materials, Inc., KINGSEMI Co., Ltd. and Suzhou Jingtuo Semiconductor Technology Co., Ltd.
Compared to our company, our current and potential competitors may have:
•better established credibility and market reputations, longer operating histories, and broader product offerings;
•significantly greater financial, technical, marketing and other resources, which may allow them to pursue design, development, manufacturing, sales, marketing, distribution and service support of their products;
•more extensive customer and partner relationships, which may position them to identify and respond more successfully to market developments and changes in customer demands;
•multiple product offerings, which may enable them to offer bundled discounts for customers purchasing multiple products or other incentives that we cannot match or offer.
The principal competitive factors in our market include:
•performance of products, including particle removal efficiency, rate of damage to wafer structures, high temperature chemistry, throughput, tool uptime and reliability, safety, chemical waste treatment, and environmental impact;
•gap filling capability, the deposited film thickness uniformity within wafer and wafer to wafer, particle generated on the wafer during the processes;
•service support capability and spare parts delivery time; innovation and development of functionality and features that are must-haves for advanced fabrication nodes;
•ability to anticipate customer requirements, especially for advanced process nodes of less than 45nm; ability to identify new process applications;
•brand recognition and reputation; and
•skill and capability of personnel, including design engineers, manufacturing engineers and technicians, application engineers, and service engineers.
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
Our People
As of December 31, 2023, we had 1,590 full-time equivalent employees, of whom 139 were in administration, 286 were in manufacturing, 733 were in research and development, and 432 were in sales and marketing and customer services. Of these employees, 1,416 were located in mainland China and the Taiwan region, 159 were located in Korea and 15 were based in the United States. We have never had a work stoppage, and none of our employees are represented by a labor organization or subject to any collective bargaining arrangements. We consider our employee relations to be good.
We compete in the highly competitive semiconductor equipment industry, with operations principally in mainland China. Attracting, developing, and retaining skilled and experienced employees in research and development, manufacturing, sales and marketing, and other positions is crucial to our ability to compete effectively. Our ability to recruit and retain such employees depends on a number of factors, including our corporate culture and work environment, informed by our values and behaviors, our corporate philosophy of talent development and career opportunities, and compensation and benefits.
To attract and retain qualified employees and key talent, we offer total compensation packages that are competitive with comparable companies, particularly in mainland China and, specifically, Shanghai.
We provide training and development programs to our employees, and we have trained many of our key engineers and managers for more than a decade. Retention of these key employees is critical to secure our future growth and technology development. To assist in employee retention and recruitment, we offer employee housing in the Lingang region of Shanghai nearby our new research and development and production center.
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
Concerns about climate change have resulted in various laws and regulations that are intended to limit carbon emissions and address other environmental concerns. In recent years, mainland China, where our production facilities are located, has undertaken comprehensive sustainability initiatives that are requiring companies to meet new environmental standards and deal with higher energy and other production costs. Environmental laws and regulations may impose new or unexpected cost either directly through, for example, higher energy costs or indirectly through increased costs of compliance or of failing to comply with these laws and regulations. These laws and regulations might increase the cost of construction, maintenance and operation of our new research and development center and factory in the Lingang region of Shanghai.
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
•mainland China central government authorities may intervene in, or influence, ACM Shanghai’s mainland China-based operations at any time, and those authorities’ rules and regulations in mainland China can change quickly with little or no advance notice;
•the mainland China central government may determine to exert additional control over offerings conducted overseas or foreign investment in mainland China-based issuers, which could result in a material change in operations of ACM Shanghai and cause significant declines in the value of ACM Research Class A common stock, or make them worthless;
•if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms, such as our prior and current audit firms, operating in mainland China, we could be adversely affected;

•it may be difficult for overseas regulators to conduct investigations or collect evidence within mainland China;
•substantially all of our assets are located outside of the United States and certain of our directors and officers reside outside of the United States, which may make it difficult for you to enforce your rights based on the U.S. federal securities laws;
Risks Related to Our Business and Our Industry
•our potential future needs for additional capital that may not be available at all or on terms acceptable to us;
•the cyclicality in the semiconductor industry that may lead to substantial variations in demand for our products;
•our dependence on a small number of customers for a substantial portion of our revenue;
•industry manufacturers of chips adopting our SAPS, TEBO, Tahoe, ECP, furnace and other technologies;
•our SAPS, TEBO, Tahoe, ECP, furnace and other technologies not achieving widespread market acceptance;
•our ability to continue to enhance our existing single-wafer wet cleaning tools and identifying and entering new product markets;
•our ability to establish and maintain a reputation for credibility and product quality;
•our ability to expand our customer base;
•our long and unpredictable sales cycle, including our incurrence of significant expenses long before we can recognize revenue from new products, if at all;
•difficulties in forecasting demand for our tools;
•our reliance on third parties to manufacture significant portions of our tools and our ability to manage our relationships with these parties;
•any shortage of components or subassemblies, which could result in delayed delivery of products to us or in increased costs to us;
•our dependence on a limited number of suppliers, including single source suppliers, for critical components and subassemblies;
•our dependence on our Chief Executive Officer and President and other senior management and key employees;
Regulatory Risks
•regulatory actions limiting our ability and the broader industry's ability to export into China, as well as other specified countries, items sourced from the U.S. or otherwise subject to control under the U.S. Export Administration Regulations (EAR), or controls introduced by other countries including Japan and the Netherlands, thereby impacting our ability to sell our tools to customers in these jurisdictions;
•changes in government trade policies that could limit the demand for our tools and increase the cost of our tools;
•changes in political and economic policies with respect to mainland China;
•mainland China’s currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of mainland China;
Risks Related to Our STAR Listing
•our ability to implement our strategy to expand our mainland China operations;
•our ability to achieve the results contemplated by our business strategy and our strategy for growth in mainland China and expectations related to the STAR Listing;
•the effect of ACM Shanghai’s status as a publicly traded company that is controlled, but less than wholly owned, by ACM Research;
•our ability to manage potentially inconsistent accounting and disclosure requirements of ACM Research and ACM Shanghai as a result of the STAR Listing;
Risks Related to Our Intellectual Property and Data Security
•our ability to protect our intellectual property, including in mainland China;
•breaches of our cybersecurity systems;
Risks Related to Ownership of Class A Common Stock
•the volatility in the market price of Class A common stock;
•manipulative short sellers of our stock, which may drive down the market price of our Class A common stock and could result in litigation;
•the difficulty to predict the effect of the STAR Listing and STAR IPO on the Class A common stock;
•the dual class structure of common stock, which has the effect of concentrating voting control with our executive officers and directors; and
•the limited experience of our management team managing a public company.

Risks Related to International Aspects of Our Business
If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, or if we inadvertently conclude that permissions or approvals are not required, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless.
Mainland China central government authorities have taken steps to preclude, or significantly discourage, certain mainland China companies from listing on U.S. and other exchanges outside mainland China. Investments activities in mainland China by non-mainland China investors are principally governed by the Encouraged Industries Catalog for Foreign Investment (2020 version) and the Special Administrative Measures for Foreign Investment Access (Negative List 2021), both of which were promulgated by mainland China’s Ministry of Commerce, or MOFCOM, and National Development and Reform Commission. These regulations set forth the industries in which foreign investments are encouraged, restricted and prohibited.
Industries that are not listed in any of these three categories are generally open to foreign investment unless otherwise specifically restricted by other mainland China rules and regulations. We believe that our operations do not fall within any industry that is restricted or prohibited under these regulations and that the regulations therefore do not apply to us.
Mainland China-based companies that seek to list their shares in the United States but are subject to mainland China restrictions on investments by non-mainland China investors sometimes use a special purpose vehicle known as a VIE created in an off-shore jurisdiction such as the Cayman Islands. In these structures, a VIE enters into a series of contractual arrangements with mainland China-based operating company and its mainland China-based shareholders that afford those shareholders, rather than the shareholders of the VIE, effective control over the finances and operations of the operating company. The VIE, effectively a shell company, issues share that are listed for trading on a U.S. exchange, but the enterprise is controlled by the legacy mainland China-based shareholders and is subject to mainland China laws and regulations. ACM Research is not a VIE or other special purpose, or shell, company, and its relationship with ACM Shanghai does not involve the types of contractual arrangements existing between a VIE and a mainland China-based operating company. ACM Research is a Delaware corporation founded in California in 1998 that formed ACM Shanghai to conduct business operations in mainland China. ACM Research controls the operations of ACM Shanghai through its direct ownership of ACM Shanghai shares, and it also conducts sales and marketing activities focused on sales of ACM Shanghai products in North America, Europe and certain regions in Asia outside mainland China.
We do not believe that our corporate structure or any other matters relating to our business operations currently require that ACM Shanghai obtain any permissions or approvals from the China Securities Regulatory Commission, or CSRC, or any other mainland China central government authority in connection with ACM’s listing, or offering for sale in the future, shares of our Class A common stock in the United States. We, including ACM Shanghai, therefore have never solicited any permission or approval from any mainland China central government authority, and thus no such permissions or approvals have been received or denied, in connection with ACM Research’s seeking and maintaining the listing of our Class A common stock in the United States. In the event that we inadvertently conclude that permissions or approvals are not required, or either the CSRC or another mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue ACM Research’s listing of Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai could be unable to obtain any such permission or approval or could be able to obtain such permission or approval only on terms and conditions that impose material new operating or other restrictions and limitations on ACM Shanghai. In such circumstances, it would materially and adversely affect the value of our Class A common stock, which may decline in value or become worthless. In addition, ACM Shanghai could face sanctions by the CSRC or other mainland China central government authorities or pressure from the mainland China government in various business matters for failure to obtain such permission or approval. Such potential sanctions or pressure may include fines and penalties on ACM Shanghai’s operations in mainland China, limitations on its operating privileges in mainland China, delays in or restrictions on the transfer of proceeds from a public offering of ACM Research securities in the United States to ACM Shanghai, restrictions on or prohibition of the payments or remittance of dividends by ACM Shanghai to ACM Research, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of ACM Research Class A common stock, which could decline in value or become worthless.
Mainland China central government authorities may intervene in, or influence, ACM Shanghai’s mainland China-based operations at any time, and those authorities’ rules and regulations in mainland China can change quickly with little or no advance notice.
The business of ACM Shanghai is subject to complex laws and regulations in mainland China that can change quickly with little or no advance notice. To date, beyond the COVID-19-related restrictions in 2022, we have not experienced such intervention or influence by mainland China central government authorities or a change in those authorities’ rules and regulations that have had a material impact of ACM Shanghai or ACM Research. We cannot assure you, however, that future changes in mainland China laws and regulations will not materially and adversely affect our mainland China-based operations. For example:
•Intellectual Property. Our commercial success depends in part on our ability to obtain and maintain patent and trade secret protection for our intellectual property, including our SAPS, TEBO, Tahoe, ECP, furnace and other technologies and the design of our Ultra C equipment. See “—Risks Related to Our Intellectual Property and Data Security—Our success depends on our ability to protect our intellectual property, including our SAPS, TEBO, Tahoe, ECP, furnace and other technologies.” in Item 1A, “Risk Factors” of Part I of this report. The significant majority of our intellectual property has been developed in mainland China and is owned by ACM Shanghai. Implementation and enforcement of intellectual property-related laws in mainland China have historically been lacking due primarily to ambiguities in mainland China intellectual property law. See “—Risks Related to Our Intellectual Property and Data Security—We may not be able to protect our intellectual property rights throughout the world, including mainland China, which could materially, negatively affect our business” in Item 1A, “Risk Factors” of Part I of this report. In the event mainland China central government authorities were to significantly revise or revamp the current scope and structure of intellectual property protection in mainland China, our ability to protect and enforce our intellectual property rights for our key proprietary technologies may be adversely impacted and competitors may be able to match our technologies and tools in order to compete with us.
•Title Defect in Leased Premises. We conduct research and development, and service support operations at ACM Shanghai’s headquarters located in the Zhangjiang Hi Tech Park in Shanghai, which ACM Shanghai leases from Zhangjiang Group. Zhangjiang Group has not obtained a certificate of property title for the premises, although it has represented to ACM Shanghai that it has the right to rent the premises to ACM Shanghai. If any adjustment in local regional overall planning of Shanghai, or any other reason, results in the demolition of such premises, the premises could not continue to be leased to ACM Shanghai and the day-to-day production and operation of ACM Shanghai would be materially and adversely affected. See Item 2, “Properties” of Part I of this report.
•COVID-19 Pandemic. We conduct substantially all of our product development, manufacturing, support and services in mainland China, and those activities were directly impacted by COVID-19 and related restrictions on transportation and public appearances, including implementation by mainland China government authorities of “spot” and full-city quarantines in the city of Shanghai, where substantially all of our operations are located. Furthermore, a number of our key customers have substantial operations based in operations areas of mainland China, including in the City of Shanghai, which required us to defer, in the first quarter of 2022, shipments of finished products to those customers. A significant number of ACM Shanghai employees missed work in late 2022 and early 2023 for one or several weeks due to COVID-19 related illness following the relaxation of mainland China’s zero-COVID policies in December 2022.
•Data Security. The Standing Committee of the National People’s Congress, or the Standing Committee, has promulgated the Cyber Security Law, which imposes requirements on entities who build and operate mainland China’s internet architecture or provide services in mainland China over the internet, and the Data Security Law, which imposes data security and privacy obligations on entities and individuals carrying out data activities. The Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information. ACM Shanghai is not subject to the existing restrictions imposed by the Cyber Security Law or the Data Security Law, in part because its business operations do not involve the collection, processing or use of data or information involving personal privacy or private information of customers. In addition, ACM Shanghai is subject to oversight by the Cyberspace Administration of China, or the CAC, regarding data security. ACM Shanghai does not collect or maintain personal information except for routine personal information necessary to process payroll payments and other benefits and emergency contact information, and as a result, ACM Shanghai is not currently subject to significant restrictions or limitations in addressing and managing data security issues and complying with CAC regulations. To date, ACM Shanghai has not been involved in any investigations on cybersecurity review initiated by the CAC or any related mainland China central government authority and has not received any inquiry, notice, warning, or sanction in such respect. However, cybersecurity is increasingly a focus of the mainland China central government. If the CAC or other mainland China central government authorities should in the future require ACM Shanghai to comply with these or additional, or more restrictive, mainland China cybersecurity regulations, it could require ACM Shanghai to make changes to its operations, and any failure to satisfy or delay in meeting such requirements may subject ACM Shanghai to restrictions and penalties imposed by the CAC or other mainland China regulatory authorities, which may include regulatory actions, fines and penalties on our operations in mainland China, which could materially harm our business, financial condition, results of operations, reputation and prospects.
•Anti-Monopoly. A number of mainland China laws and regulations have established procedures and requirements that could make merger and acquisition activities in China by foreign investors more time consuming and complex. These laws and regulations, which include the Anti-Monopoly Law and the Rules of the Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, impose requirements that in some instances that MOFCOM be notified in advance of, for example, any change-of-control transaction in which a foreign investor takes control of a mainland China domestic enterprise. In addition, such Rules specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by MOFCOM. In February 2021, the Anti-Monopoly Committee of the State Council published the Anti-Monopoly Guidelines for the Internet Platform Economy Sector, which stipulate that any concentration of undertakings involving VIEs is subject to anti-monopoly review. Those Guidelines provide more stringent rules for Internet platform operators, including regulations on the use of data and algorithms, technology and platform to commit abusive acts. The Measures for the Security Review for Foreign Investment, which was promulgated jointly by National Development and Reform Commission and MOFCOM effective January 18, 2021, and the Standing Committee on Amending the Anti-Monopoly Law of the People’s Republic of China, which was promulgated by the Standing Committee effective August 1, 2022, delineated provisions concerning the security review procedures on foreign investment, including the types of investments subject to review and the scopes and procedures of the review. ACM Shanghai does not have the concentration of business operators stipulated in the Anti-Monopoly Law, and our operations and activities to date have not otherwise subjected us to restrictive provisions or limitations set forth in applicable mainland China laws and regulations govern merger and acquisition activities. Among other things, ACM Shanghai’s business operations do not constitute identified “national defense and security” concerns associated with the arms industry, any industry ancillary to the arms industry, or any other field related to national defense security. We cannot assure you, however, that future changes in mainland China laws and regulations governing mergers and acquisitions, including activities in mainland China by foreign investors, will not extend or otherwise modify existing requirements, which could materially and adversely affect our mainland China-based operations or our ability to expand by investments or acquisitions.
•Permits. In the ordinary course of business, ACM Shanghai has obtained all of the permits and licenses it believes are necessary for it to operate in mainland China. ACM Shanghai may be adversely affected, however, by the complexity, uncertainties and changes in mainland China laws and regulations applicable to, or otherwise affecting, the semiconductor equipment industry and related businesses, and any lack of requisite approvals, licenses or permits applicable to ACM Shanghai’s business may have a material adverse effect on its business and results of operations.
•Trade Policies. Since 2018, general trade tensions between the United States and mainland China have escalated. See “—Regulatory Risks—Changes in government trade policies could limit the demand for our tools and increase the cost of our tools” in Item 1A, “Risk Factors” of Part I of this report. The imposition of tariffs by the U.S. and mainland China governments and the surrounding economic uncertainty may negatively impact the semiconductor industry, including by reducing the demand of fabricators for capital equipment such as our tools. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit the ability of our customers to manufacture or sell semiconductors or to make the manufacture or sale of semiconductors more expensive and less profitable, which could lead those customers to fabricate fewer semiconductors and to invest less in capital equipment such as our tools. In addition, if mainland China were to impose additional tariffs on raw materials, subsystems or other supplies that we source from the United States, our cost for those supplies would increase. As a result of any of the foregoing events, the imposition of new or additional tariffs may limit our ability to manufacture tools, increase our selling and/or manufacturing costs, decrease margins, or inhibit our ability to sell tools or to purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
Moreover, by imposing industrial policies and other economic measures, such as control of foreign exchange, taxation and foreign investment, the mainland China central government exerts considerable direct and indirect influence on the development of the mainland China economy. Other political, economic and social factors may also lead to further legal and regulatory changes and reforms, which may adversely affect our operations and business development.
The mainland China central government may determine to exert additional control over offerings conducted overseas or foreign investment in mainland China-based issuers, which could result in a material change in operations of ACM Shanghai and cause significant declines in the value of ACM Research Class A common stock, or make them worthless.
The mainland China central government may determine to exert additional control over securities offerings conducted overseas and/or foreign investment in mainland China-based issuers, which could result in a material adverse change in operations of ACM Shanghai and cause the value of ACM Research Class A common stock to significantly decline or become worthless. See also “—If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless” above.
We could be adversely affected if we are unable to comply with legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms, such as our prior and current audit firms, operating in mainland China.
We were one of the companies named in the SEC’s “Conclusive list of issuers identified under the HFCAA.” BDO China had been our independent registered public accounting firm in recent years, including for the year ended December 31, 2021, and was not inspected by the PCAOB.

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
It may be difficult for overseas regulators to conduct investigations or collect evidence within mainland China.
Stockholder claims or regulatory investigations that are common in the United States generally are difficult to pursue as a matter of law or practicality in mainland China. For example, in mainland China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside of mainland China. Although the authorities in mainland China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the mainland China Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of mainland China. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within mainland China may further increase difficulties faced by you in protecting your interests.
Because substantially all of our assets are located outside of the United States and certain of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on the U.S. federal securities laws against such assets or officers and directors or to enforce a judgment of a United States court against assets or officers and directors in mainland China.
While ACM Research is a Delaware corporation, certain of our officers and directors are nonresidents of the United States, and certain of our assets are located in mainland China, and the operations of ACM Shanghai are conducted in mainland China. It may, therefore, not be possible to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against them or any of our assets that are located overseas. Moreover, there is doubt whether courts in mainland China would enforce (a) judgments of United States courts against ACM Shanghai, our directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or (b) in original actions brought in mainland China, liabilities against us or any nonresidents based upon the securities laws of the United States or any state.
We conduct substantially all of our operations outside the United States and face risks associated with conducting business in foreign markets.
Substantially all of our sales in 2023, 2022, and 2021 were made to customers outside the United States. Our manufacturing center has been located in Shanghai since 2006 and substantially all of our operations are located in mainland China. We expect that all of our significant activities will remain outside the United States in the future. We are subject to a number of risks associated with our international business activities, including:
•imposition of, or adverse changes in, foreign laws or regulatory requirements, such as work stoppages and travel restrictions imposed in connection with the COVID-19 pandemic;
•the need to comply with the import laws and regulations of various foreign jurisdictions, including a range of U.S. import laws;
•potentially adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we conduct business;
•competition from local suppliers with which potential customers may prefer to do business;
•seasonal reduction in business activity, such as during the Lunar New Year in parts of Asia and in other periods in various individual countries;

•increased exposure to foreign currency exchange rates;
•reduced protection for intellectual property;
•longer sales cycles and reliance on indirect sales in certain regions;
•increased length of time for shipping and acceptance of our products;
•greater difficulty in responding to customer requests for maintenance and spare parts on a timely basis;
•greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;
•difficulties in staffing and managing foreign operations and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, our consolidated financial statements; and
•general economic conditions, geopolitical events or natural disasters in countries where we conduct our operations or where our customers are located, including political unrest, war, acts of terrorism or responses to such events.
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
Any prolonged slowdown in mainland China, United States or global economy may have a negative impact on our business, results of operations and financial condition. Market reactions to the global outbreak of COVID-19 have negatively affected the world’s financial markets since March 2020, and a continuation of those reactions may cause a potential slowdown of the local, regional and global economy. Financial and other markets in the United States and worldwide have experienced significant volatility reflecting uncertainty over, among other things, (a) the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and mainland China, (b) unrest in Ukraine, the Middle East and Africa, and (c) the rising level of inflation in major industrial countries, including the United States, and worries that efforts to curb inflation may result in an economic recession. General inflation, including rising energy prices, interest rates and wages, could adversely impact our business by increasing our operating and borrowing costs as well as limiting the amount of capital available for customers to purchase our products. This economic turmoil has had, and could continue to have, a number of repercussions on our business, including significant decreases in orders from our customers, business slowdowns or cessations at key suppliers resulting in delays in our product deliveries, increased raw material prices leading to increased production costs that we may not be able to pass onto customers, and business challenges at customers resulting in the inability to obtain credit to finance purchases of our products or even insolvency, and counterparty failures negatively impacting our operations and sales. Any systemic economic or financial crisis could cause revenues for the semiconductor industry as a whole to decline dramatically, which could materially and adversely affect our results of operations.

Risks Related to Our Business and Our Industry
We may require additional capital in the future and we cannot give any assurance that such capital will be available at all or available on terms acceptable to us and, if it is available, additional capital raised by us may dilute holders of Class A common stock.
We may need to raise funds in the future, depending on many factors, including:
•our sales growth;
•the costs of applying our existing technologies to new or enhanced products;
•the costs of developing new technologies and introducing new products;
•the costs associated with protecting our intellectual property;
•the costs associated with our expansion, including capital expenditures and Lingang-related land purchases and deposits, and with increasing our sales and marketing and service and support efforts, and with expanding our geographic operations;
•our ability to continue to obtain governmental subsidies for developmental projects in the future;
•future debt repayment obligations; and
•the number and timing of any future acquisitions.
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
Proceeds received by ACM Shanghai from the initial placements of shares with mainland China investors, from the STAR IPO in connection with the STAR Listing of ACM Shanghai shares on the STAR Market, and from future financing activities undertaken by ACM Shanghai (including follow-on offerings or private placements of shares with mainland China investors), will generally be used to grow and support our mainland China operations. Those proceeds generally are not available for distribution to ACM Research. Under existing mainland China laws and regulations, it may be difficult, if not impossible, for ACM Research to be able to receive dividends comprised of funds generated by ACM Shanghai and, even if such dividends can be paid from mainland China to the United States, any such dividends can be paid to ACM Research only if other holders of ACM Shanghai shares receive their pro rata dividends. As a result, it is unlikely that funds raised or generated by ACM Shanghai will be readily distributable to ACM Research.
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
Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. Accordingly, you should not rely upon our past quarterly financial results as indicators of future performance. Any variations in our quarter-to-quarter performance may cause our stock price to fluctuate. Our financial results in any given quarter can be influenced by a variety of factors, including:
•the cyclicality of the semiconductor industry and the related impact on the purchase of equipment used in the manufacture of chips;
•the timing of purchases of our tools by chip fabricators, which order types of tools based on multi-year capital plans under which the number and dollar amount of tool purchases can vary significantly from year to year;
•the relatively high average selling price of our tools and our dependence on a limited number of customers for a substantial portion of our revenue in any period, whereby the timing and volume of purchase orders or cancellations from our customers could significantly reduce our revenue for that period;
•the significant expenditures required to customize our products often exceed the deposits received from our customers;
•the lead time required to manufacture our tools;

•the timing of recognizing revenue due to the timing of shipment and acceptance of our tools;
•our ability to sell additional tools to existing customers;
•the changes in customer specifications or requirements;
•the length of our product sales cycle;
•changes in our product mix, including the mix of systems, upgrades, spare parts and service;
•the timing of our product releases or upgrades or announcements of product releases or upgrades by us or our competitors, including changes in customer orders in anticipation of new products or product enhancements;
•our ability to enhance our tools with new and better functionality that meet customer requirements and changing industry trends;
•constraints on our suppliers’ capacity;
•our ability to sell our tools to Chinese customers due to regulatory restrictions, including the addition of our customers to the Entity List;
•the ability of other suppliers to provide sufficient quantities of their tools to our Chinese customers which may indirectly impact the production plans of our customers and result in a reduction of demand for our tools;
•the timing of investments in research and development related to releasing new applications of our technologies and new products;
•delays in the development and manufacture of our new products and upgraded versions of our products and the market acceptance of these products when introduced;
•our ability to control costs, including operating expenses and the costs of the components and subassemblies used in our products;
•the costs related to the acquisition and integration of product lines, technologies or businesses; and
•the costs associated with protecting our intellectual property, including defending our intellectual property against third-party claims or litigation.
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
Our business depends upon the capital spending of chip manufacturers, which, in turn, depends upon the current and anticipated market demand for chips. During industry downturns, chip manufacturers often have excess manufacturing capacity and may experience reductions in profitability due to lower sales and increased pricing pressure for their products. As a result, chip manufacturers generally sharply curtail their spending during industry downturns and historically have lowered their spending more than the decline in their revenues. If we are unable to control our expenses adequately in response to lower revenue from our customers, our operating results will suffer and we could experience operating losses. For example, certain industry analysts, such as Gartner, forecast a decline for global WFE investments in 2024 as further described in “Item 1. Business”. We cannot reasonably estimate the duration or impact of such a downturn, and it could have a material adverse effect on our business and the value of our Class A common stock.

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
The mainland China government is implementing focused policies, including state-led investment initiatives, that aim to create and support an independent domestic semiconductor supply chain spanning from design to final system production. If these policies, which include loans and subsidies, result in lower demand for equipment than is expected by equipment manufacturers, the resulting overcapacity in the chip manufacturing equipment market could lead to excess inventory and price discounting that could have a material adverse effect on our business and operating results.
We depend on a small number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, one or more of our major customers could have a material adverse effect on our revenue and operating results. There are also a limited number of potential customers for our products.
The chip manufacturing industry is highly concentrated, and we derive most of our revenue from a limited number of customers. A total of three customers accounted for 45.5% of our revenue in 2023, three customers accounted for 43.8% of our revenue in 2022, and two customers accounted for 48.9% of our revenue in 2021.
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
The commercial success of our tools will depend, in part, on gaining substantial market acceptance by chip manufacturers. Our ability to gain acceptance for our products will depend upon a number of factors, including:
•our ability to demonstrate the differentiated, innovative nature of our SAPS, TEBO, Tahoe, ECP, furnace and other technologies and the advantages of our tools over those of our competitors;
•compatibility of our tools with existing or potential customers’ manufacturing processes and products;
•the level of customer service available to support our products; and
•the experiences our customers have with our products.
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
If we do not continue to enhance our existing tools and achieve market acceptance, we will not be able to compete effectively.
We operate in an industry that is subject to evolving standards, rapid technological changes and changes in customer demands. Additionally, if process nodes continue to shrink to ever-smaller dimensions and conventional two-dimensional chips reach their critical performance limitations, the technology associated with manufacturing chips may advance to a point where our Ultra C equipment based on SAPS, TEBO, Tahoe, ECP, furnace and other technologies becomes obsolete. Accordingly, the future of our business will depend in large part upon the continuing relevance of our technological capabilities, our ability to interpret customer and market requirements in advance of tool deliveries, and our ability to introduce in a timely manner new tools that address chip makers’ requirements for cost-effective cleaning solutions. We expect to spend a significant amount of time and resources developing new tools and enhancing existing tools. Our ability to introduce and market successfully any new or enhanced cleaning equipment is subject to a wide variety of challenges during the tool’s development, including the following:
•accurate anticipation of market requirements, changes in technology and evolving standards;
•the availability of qualified product designers and technologies needed to solve difficult design challenges in a cost-effective, reliable manner;
•our ability to design products that meet chip manufacturers’ cost, size, acceptance and specification criteria, and performance requirements;
•the ability and availability of suppliers and third-party manufacturers to manufacture and deliver the critical components and subassemblies of our tools in a timely manner;
•market acceptance of our customers’ products, and the lifecycle of those products; and
•our ability to deliver products in a timely manner within our customers’ product planning and deployment cycle.
Certain enhancements to our products in future periods may reduce demand for our pre-existing tools. As we introduce new or enhanced cleaning tools, we must manage the transition from older tools in order to minimize disruptions in customers’ ordering patterns, avoid excessive levels of older tool inventories and ensure timely delivery of sufficient supplies of new tools to meet customer demand. Furthermore, product introductions could delay purchases by customers awaiting arrival of our new products, which could cause us to fail to meet our expected level of production orders for pre-existing tools.
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
The chip equipment industry is highly competitive, and we face substantial competition throughout the world in each of the markets we serve. Many of our current and potential competitors have, among other things:
•greater financial, technical, sales and marketing, manufacturing, distribution and other resources;
•established credibility and market reputations;
•longer operating histories;
•broader product offerings;
•more extensive service offerings, including the ability to have large inventories of spare parts available near, or even at, customer locations;
•local sales forces; and
•more extensive geographic coverage.
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
Our customers do not generally enter into long-term purchase commitments, and they may decrease, cancel or delay their projected purchases at any time.
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
The duration or ultimate success of our sales cycle depends on factors such as:
•efforts by our sales force;
•the complexity of our customers’ manufacturing processes and the compatibility of our tools with those processes;
•our customers’ internal technical capabilities and sophistication; and
•our customers’ capital spending plans and processes, including budgetary constraints, internal approvals, extended negotiations or administrative delays.
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
Highly complex tools such as ours may develop defects during the manufacturing and assembly process. We may also experience difficulties in customizing our tools to meet customer specifications or detecting defects during the development and manufacturing of our tools. Some of these failures may not be discovered until we have expended significant resources in customizing our tools, or until our tools have been installed in our customers’ production facilities. These quality problems could harm our reputation as well as our customer relationships in the following ways:
•our customers may delay or reject acceptance of our tools that contain defects or fail to meet their specifications;
•we may suffer customer dissatisfaction, negative publicity and reputational damage, resulting in reduced orders or otherwise damaging our ability to retain existing customers and attract new customers;
•we may incur substantial costs as a result of warranty claims or service obligations or in order to enhance the reliability of our tools;
•the attention of our technical and management resources may be diverted;
•we may be required to replace defective systems or invest significant capital to resolve these problems; and
•we may be required to write off inventory and other assets related to our tools.
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

We have provided warranties against manufacturing defects of our tools that range from 12 to 36 months in duration. Our product warranty requires us to provide labor and parts necessary to repair defects. As of December 31, 2023, we had accrued $9.8 million in liability contingency for potential warranty claims. Warranty claims substantially in excess of our expectations, or significant unexpected costs associated with warranty claims, could harm our reputation and could cause customers to decline to place new or additional orders, which could have a material adverse effect on our business, results of operations and financial condition.
We rely on third parties to manufacture significant portions of our tools and our failure to manage our relationships with these parties could harm our relationships with our customers, increase our costs, decrease our sales and limit our growth.
Our tools are complex and require components and subassemblies having a high degree of reliability, accuracy and performance. We rely on third parties to manufacture most of the subassemblies and supply most of the components used in our tools. Accordingly, we cannot directly control our delivery schedules and quality assurance. This reliance on third parties and lack of control could result in shortages or quality assurance problems. In addition, supply chain constraints have intensified due to a variety of factors, including the ongoing COVID-19 pandemic and the June 2022 truck driver strike in Korea, where certain of our operations and customers are located. See also “—Our supply chain may be materially adversely impacted due to global events, including continuing COVID-19 outbreaks, transportation delays and the armed conflict in Ukraine.” These issues and our ability to manage increased demand could delay shipments of our tools, increase our testing or production costs or lead to costly failure claims.
We do not have long-term supply contracts with some of our suppliers, and those suppliers are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. In addition, we attempt to maintain relatively low inventories and acquire subassemblies and components only as needed. There are significant risks associated with our reliance on these third-party suppliers, including:
•potential price increases;
•capacity shortages or other inability to meet any increase in demand for our products;
•reduced control over manufacturing process for components and subassemblies and delivery schedules;
•limited ability of some suppliers to manufacture and sell subassemblies or parts in the volumes we require and at acceptable quality levels and prices, due to the suppliers’ relatively small operations and limited manufacturing resources;
•increased exposure to potential misappropriation of our intellectual property; and
•limited warranties on subassemblies and components supplied to us.
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
We rely upon the facilities of our global suppliers with operations in mainland China, Japan, Taiwan and the United States to support our business. We source the substantial majority of our components from Asia, and as a result, our supply chain can be adversely affected by a variety of global events, including COVID-19 restrictions, transportation delays, including those related to the June 2022 truck driver strike in Korea resulting from escalated fuel prices, and the armed conflict in Ukraine. As a result of these types of global events and resulting governmental and business reactions, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, labor issues and transportation demands that may cause further delays. Supply chain constraints have intensified due to COVID-19 and other factors, and may further intensify due to other global events, contributing to existing global shortages coupled with increased demand in the supply of semiconductors. The unavailability of any component or supplier could result in production delays, underutilized facilities, and loss of access to critical raw materials and parts for producing and supporting our tools, and could impact our ongoing capacity expansion and our ability to fulfill our product delivery obligations. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. These types of disruptions and governmental restrictions may also result in the inability of our customers to obtain materials necessary for their full production, which could also result in reduced demand for our products. While disruptions and governmental restrictions, as well as related general limitations on movement around the world, are expected to be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of components and materials that are essential to the operation of our business. Moreover, our customers source a range of production equipment, supplies and services from other suppliers with operations around the world, and any reduction in supply capacity at those customers’ factories may reduce or even halt those customers’ production and result in a decrease in the demand for our products.

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
We have experienced rapid growth in our business recently due, in part, to an expansion of our product offerings and an increase in the number of customers that we serve. For example, our headcount grew by 32% in 2023, 38% in 2022, and 62% in 2021. We will seek to continue to expand our operations in the future, including by adding new offices, locations and employees. Managing our growth has placed and could continue to place a significant strain on our management, other personnel and our infrastructure. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. In addition, any inability to manage our growth effectively could result in operating inefficiencies that could impair our competitive position and increase our costs disproportionately to the amount of growth we achieve. To manage our growth, we believe we must effectively:
•hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, service and support personnel and financial and information technology personnel;
•manage multiple relationships with our customers, suppliers and other third parties; and
•continue to enhance our information technology infrastructure, systems and controls.
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
As of December 31, 2023, we had net operating loss carryforward amounts, or NOLs, of $3.3 million for U.S. federal income tax purposes and $0.6 million for U.S. state income tax purposes. As of December 31, 2022, we had NOLs of $4.4 million for U.S. federal income tax purposes and $0.5 million for U.S. state income tax purposes. As of December 31, 2021, we had NOLs of $56.1 million for U.S. federal income tax purposes and $0.5 million for U.S. state income tax purposes. The federal and state NOLs will expire at various dates in the future.
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
To the extent that we consummate acquisitions or investments, we may face financial risks as a result, including increased costs associated with merged or acquired operations, increased indebtedness, economic dilution to gross and operating profit and earnings per share, or unanticipated costs and liabilities. Acquisitions may involve additional risks, including:
•the acquired product lines, technologies or businesses may not improve our financial and strategic position as planned;
•we may determine we have overpaid for the product lines, technologies or businesses, or that the economic conditions underlying our acquisition have changed;
•we may have difficulty integrating the operations and personnel of the acquired company;
•we may have difficulty retaining the employees with the technical skills needed to enhance and provide services with respect to the acquired product lines or technologies;
•the acquisition may be viewed negatively by customers, employees, suppliers, financial markets or investors;
•we may have difficulty incorporating the acquired product lines or technologies with our existing technologies;
•we may encounter a competitive response, including price competition or intellectual property litigation;
•we may encounter difficulties related to required CFIUS approval (see also “-Regulatory Risks-Certain of our investments may be subject to review by and approval from CFIUS, which may prevent us from taking advantage of investment opportunities that would otherwise be advantageous to our stockholders”);
•we may become a party to product liability or intellectual property infringement claims as a result of our sale of the acquired company’s products;
•we may incur one-time write-offs, such as acquired in-process research and development costs, and restructuring charges;
•we may acquire goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges;
•our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; and
•our due diligence process may fail to identify significant existing issues with the target business.
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
Our business depends on the capital equipment expenditures of chip manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. With the consolidation of customers within the industry, the chip capital equipment market may experience rapid changes in demand driven both by changes in the market generally and the plans and requirements of particular customers. Global economic and business conditions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers and creditors. Additionally, in times of economic uncertainty our customers’ budgets for our tools, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, economic downturns could cause material adverse changes to our results of operations and financial condition including:
•a decline in demand for our products;
•an increase in reserves on accounts receivable due to our customers’ inability to pay us;
•an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory;
•valuation allowances on deferred tax assets;
•restructuring charges;
•asset impairments;
•a decline in the value of our investments;
•exposure to claims from our suppliers for payment on inventory that is ordered in anticipation of customer purchases that do not come to fruition;
•a decline in the value of certain facilities we lease to less than our residual value guarantee with the lessor; and
•challenges maintaining reliable and uninterrupted sources of supply.

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
Regulatory Risks
Our ability to sell our tools to customers in mainland China and certain other countries has been impacted, and will likely continue to be materially and adversely impacted, by export license requirements, other regulatory changes, or other actions taken by the U.S. or other governmental agencies.
ACM Shanghai utilizes certain items subject to export controls under the U.S. Export Administration Regulations (EAR) in manufacturing and supplying its products. The EAR applies to exports of commodities, software and technology from the United States, including for use in manufacturing products outside the United States, as well as to certain products manufactured outside the United States that incorporate, or are based on, designated U.S. content, software or technology. The Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which administers the EAR, recently imposed, and may continue to impose, additional restrictions under the EAR on certain exports to China, to include Hong Kong and Macau, including restrictions targeting the semiconductor manufacturing industry in China. These types of restrictions may impact the operations of ACM Shanghai.

In October 2022, BIS announced new rules that significantly expanded U.S. export controls as applied to advanced IC products, related manufacturing equipment and technology, and supercomputers, where the destination or ultimate end user is based in mainland China. In the case of semiconductor manufacturing equipment, the new rules require an export license for the export, re-export, or transfer to or within mainland China of additional types of semiconductor manufacturing equipment, items for use in manufacturing designated types of semiconductor manufacturing equipment (along with other items subject to the EAR, for use in the development or production of ICs), and semiconductor manufacturing equipment for use at certain IC manufacturing and development facilities in mainland China. In most cases, license applications for these exports are reviewed under a presumption of denial. In addition, BIS imposed new restrictions by which U.S. persons anywhere in the world are effectively barred from engaging in certain activities related to the development and production of semiconductors at mainland China fabrication facilities meeting specified criteria, even if no items subject to the EAR are involved. The October 2022 restrictions were later expanded to include Macau.

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

ACM Shanghai has determined that several of its customers have mainland China-based facilities that meet the restricted criteria set out in the October 2022 and October 2023 rules, and has also determined that several of its products, and/or components for its products, may meet the parameters of export control classification numbers, or ECCNs, affected by the restrictions. ACM and ACM Shanghai have implemented modifications to their existing business policies and practices in response to the October 2022 and October 2023 restrictions, including by imposing limitations on the activities of their U.S. persons and undertaking measures in connection with their supply chains more broadly to comply with the new regulations. ACM Shanghai is continuing to assess the impact of the October 2023 changes, together with the October 2022 rules, and will continually adjust or modify its policies and practices as required to comply with these or other related updates. Based on our ongoing review, we believe these regulations may directly impact ACM Shanghai’s ability to meet its future production plans, or indirectly impact the spending plans of ACM Shanghai’s customer base. ACM may not be able to import, or may face substantial restrictions in importing, certain parts from the United States or parts subject to U.S. export controls from outside the United States to support tool shipments to such facilities, or to be embedded into tools defined by affected ECCNs.

We believe that as a result of the October 2022 and October 2023 restrictions, several ACM Shanghai customers have significantly reduced production and related capital spending at facilities meeting the restricted advanced node capabilities. In addition, ACM Shanghai has experienced challenges as the companies in its supply chain adapt their policies to the new regulations. These factors had an adverse impact on ACM Shanghai’s shipments and sales in the twelve months ended

December 31, 2023. We anticipate these factors will continue to have an adverse impact on ACM Shanghai’s shipments and sales in future periods, including as a result of any impacts from the October 2023 revisions.

Alongside these new restrictions, BIS has also continued to designate additional China entities, many involved in the semiconductor manufacturing industry, on restricted party lists under the EAR, such as the Entity List and the Unverified List. These designations impose licensing requirements for the supply of products to such entities. In most cases, any items subject to the EAR, including foreign produced products with specified U.S. content or that are the product of specified U.S. origin software, technology, or equipment, now require an export license from BIS before they can be supplied to the newly listed China entities, regardless of their export classification. In December 2020, SMIC, one of the largest chip manufacturers in mainland China and one of our key customers, was one of numerous entities added to the Entity List. Challenges faced by SMIC and its key suppliers as a result of the listing have indirectly impacted SMIC’s demand for, and ACM Shanghai’s ability to supply, ACM Shanghai products. More recently, in October 2022, YMTC, a leading mainland China memory chip company and one of our key customers, was added to the Unverified List of the EAR alongside a number of other Chinese entities. The Unverified List identifies parties for whom BIS has been unable to confirm their bona fides (i.e., legitimacy and reliability about the end-use and end-user of items subject to the EAR). Entities listed on the Unverified List are ineligible to receive items subject to the EAR by means of a license exception if a U.S. export license is required. In December 2022, YMTC was moved from the Unverified List to the Entity List. Challenges faced by YMTC and its key suppliers as a result of the listing could indirectly impact YMTC’s demand for, or ACM Shanghai’s ability to supply, ACM Shanghai products.

We cannot be certain what additional actions the U.S. government may take with respect to China entities, or whether such actions will impact our relationships with our mainland China-based customers. Additional actions could take the form of further revisions to the Entity List or Unverified List, new export restrictions, further expansions to the geographic scope of the controls, or additional tariffs or other trade restrictions. It is also possible that other countries could adopt similar semiconductor-focused export controls to align with the October 2022 and October 2023 U.S. actions.

During the three and twelve months ended December 30, 2023, two prominent exporters of advanced semiconductor manufacturing equipment, the Netherlands and Japan, announced and began to implement plans to join the United States in imposing semiconductor-focused export controls.

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

Likewise, on September 30, 2023, the Government of the Netherlands published additional export control measures for advanced semiconductor manufacturing equipment. The Regulation on Advanced Semiconductor Manufacturing Equipment entered force on September 1, 2023. From that point on, the export of certain advanced semiconductor manufacturing equipment, as specified in the Annex to the Regulation, is now subject to a national export license authorization requirement by the Dutch Central Import and Export Service.

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

General trade tensions between the United States and mainland China escalated beginning in 2018, and have continued to escalate. Since 2018, the U.S. government has imposed new or higher tariffs on specified imported products originating from mainland China in response to what the U.S. government characterized as unfair trade practices. The mainland China government responded to each of these rounds of U.S. tariff changes by imposing new or higher tariffs on specified products imported from the United States. Higher tariffs and additional rounds of tariffs have been suggested or threatened by U.S. and mainland China officials. More recently, in late 2023 and early 2024, U.S. officials have suggested potentially targeting Chinese origin legacy semiconductors with additional tariffs. Certain U.S. officials have also called for revocation of, or revisions to, China’s permanent normal trade relations (PNTR) status, which would increase tariffs significantly on goods of Chinese origin. In the event any such increased tariffs take effect, it is possible that the Chinese government could respond with additional tariffs or restrictions.
The imposition of heightened tariffs on imports by both the U.S. and mainland China governments and the surrounding economic uncertainty may negatively impact the semiconductor industry, including by reducing the demand of fabricators for capital equipment such as our tools. Further changes in trade policy, including by tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit the ability of our customers to manufacture or sell semiconductors or to make the manufacture or sale of semiconductors more expensive and less profitable, which could lead those customers to fabricate fewer semiconductors and to invest less in capital equipment such as our tools. In addition, if mainland China were to impose additional tariffs on raw materials, subsystems or other supplies that we source from the United States, our cost for those supplies would increase. As a result of any of the foregoing events, the imposition of new or additional tariffs may limit our ability to manufacture tools, increase our selling and/or manufacturing costs, decrease margins, or inhibit our ability to sell tools or to purchase necessary equipment and supplies, which could have a material adverse effect on our business, results of operations, or financial condition.
Changes in political and economic policies of the mainland China government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.
Substantially all of our operations are conducted in mainland China, and a substantial majority of our revenue is sourced from mainland China. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal development in mainland China.
The Chinese economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. Although the mainland China government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in mainland China are still owned by the government. In addition, the mainland China government continues to play a significant role in regulating industry development by imposing industrial policies. The mainland China government also exercises significant control over economic growth in mainland China by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions, and providing preferential treatment to particular industries or companies.
While the mainland China economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The mainland China government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall mainland China economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In the past the mainland China government has implemented measures to control the pace of economic growth, and similar measures in the future may cause decreased economic activity, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses, financial condition and results of operations.
Although the mainland China government has been implementing policies to develop an independent domestic semiconductor industry supply chain, there is no guaranteed time frame in which these initiatives will be implemented. We cannot guarantee that the implementation of these policies will result in additional revenue to us or that our presence in mainland China will result in support from the mainland China government. To the extent that any capital investment or other assistance from the mainland China government is not provided to us, it could be used to promote the products and technologies of our competitors, which could adversely affect our business, operating results and financial condition.

Changes in political and economic policies with respect to mainland China may make it difficult for us to realize the benefit of our investments.
On November 12, 2020, then-U.S. President Trump issued an executive order, or the Order, establishing a new sanctions program designed to prohibit U.S. persons from entering into transactions in certain publicly traded securities, as well as derivatives and securities designed to provide investment exposure to such securities, of any “Communist Chinese military company,” or CCMC, as designated by the U.S. Department of Defense, or DOD, or the U.S. Secretary of the Treasury. Continued ownership of such securities by U.S. persons would be prohibited after a one-year divestment period from the time of designation of the issuer. A number of mainland China issuers have been designated under this program and more could be added.
On December 3, 2020, SMIC was designated as a CCMC by the DOD, which was subsequently removed as of June 3, 2021. If SMIC had remained on the list at December 3, 2021, ACM Shanghai’s continued possession of SMIC securities could have subjected ACM Shanghai and ACM Research to penalties. Certain implementation matters related to the scope of, and compliance with, the Order have not yet been resolved, and the ultimate application and enforcement of the Order may change due to, among other things, a change in the U.S. Presidential administration.
In addition, SMIC may be designated as a CCMC in the future, or we may seek to conduct business transactions with entities on the CCMC list in the future. Although the Order does not prohibit commercial relations with CCMC companies other than the securities transactions noted above, certain other export restrictions have been imposed under the Export Administration Regulations on some CCMC companies. These and any similar future U.S. government restrictions on our suppliers or customers may adversely affect our business operations in mainland China, overall company results or our financial condition.
Mainland China’s currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of mainland China, which could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, otherwise fund and conduct our business, or pay dividends on our common stock.
We generate substantially all of our revenue through ACM Shanghai, our mainland China subsidiary. Mainland China statutory laws and regulations permit payments of dividends by ACM Shanghai only out of its retained earnings, which are determined in accordance with mainland China accounting standards and regulations that differ from U.S. generally accepted accounting principles. Mainland China regulations and ACM Shanghai’s articles of association require annual appropriations of 10% of net after-tax profits to be set aside, prior to payment of dividends, as a reserve or surplus fund, which restricts ACM Shanghai’s ability to transfer a portion of its net assets to us. Such reserved funds can only be used for specific purposes and are not transferable to ACM in the form of loans, advances or cash dividends.
As a result of these and other restrictions under mainland China laws and regulations as well as restrictions under ACM Shanghai’s bank loan agreements, we may be significantly restricted in our ability to transfer a portion of ACM Shanghai’s net assets to ACM or other subsidiaries of ACM. We have no assurance that mainland China governmental authorities in the future will not limit further or eliminate the ability of ACM Shanghai to purchase foreign currencies and transfer such funds to ACM to meet its liquidity or other business needs. Any inability to access funds in mainland China, if and when needed for use outside of mainland China, could have a material and adverse effect on our liquidity and our business.
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
Risks Related to Our STAR Listing
We may not achieve the results contemplated by our business strategy and our strategy for growth in mainland China may not result in increases in the price of Class A common stock.
We cannot assure you that we will realize any or all of our anticipated benefits of the STAR Listing and the STAR IPO, which may not have the anticipated effects of including the strengthening of our market position and operations in mainland China. ACM Shanghai continues to have broad discretion in the use of the proceeds from the initial sales of shares to investors and the proceeds from the STAR IPO, and will have similar discretion over the use of proceeds from future financing activities (including follow-on offerings or private placements of shares with mainland China investors). ACM Shanghai may not spend or invest those proceeds in a manner that results in our operating success or with which ACM Research stockholders agree. Our failure to successfully leverage the completion of the STAR Listing and the STAR IPO, and any future financings by ACM Shanghai, to expand our mainland China business could result in a decrease in the price of the Class A common stock, and we cannot assure you that the success of ACM Shanghai will have an attendant positive effect on the price of the Class A common stock.
Mainland China companies are critical to the global semiconductor industry, and our current business is substantially concentrated in the mainland China market. Our inability to build, or any delay in growing, our mainland China-based operations would materially and adversely limit our operations and operating results, including our revenue growth.
ACM Shanghai’s status as a publicly traded company that is controlled, but less than wholly owned, by ACM Research could have an adverse effect on us.
In November 2021, we completed the STAR Listing and STAR IPO with respect to shares of ACM Shanghai. ACM Shanghai is our principal operating company and, prior to the STAR Listing process, was a wholly owned subsidiary of ACM Research. As the result of actions taken in connection with the STAR Listing and the STAR IPO, ACM Shanghai is no longer a wholly owned subsidiary of ACM Research, and the interests of ACM Shanghai may diverge from the interests of ACM Research and its other subsidiaries in the future. We may face conflicts of interest in managing, financing or engaging in transactions with ACM Shanghai, or allocating business opportunities between our subsidiaries, including future arrangements for operating subsidiaries other than ACM Shanghai to license and use our intellectual property. Substantially all of our intellectual property has been developed in mainland China and is owned by ACM Shanghai. As we expand our global operations through operating subsidiaries outside of mainland China, those operating subsidiaries may need to license intellectual property from ACM Shanghai in order to operate, and there can be no assurance that conflicts of interest will not preclude those operating subsidiaries from licensing the required intellectual property from ACM Shanghai on reasonable terms or at all.
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
In the future, ACM Shanghai may issue options, restricted shares and other forms of share-based compensation to its directors, officers and employees, which could dilute ACM Research’s ownership in ACM Shanghai. In addition, ACM Shanghai may engage in capital raising activities in the future that could further dilute ACM Research’s ownership interest. For example, on January 25, 2024, we announced that ACM Shanghai intends to offer up to 43.6 million of its ordinary shares in a private offering to qualified buyers in compliance with the requirements of the China Securities Regulatory Commission, which would constitute up to 10% of ACM Shanghai’s share capital prior to the transaction. If consummated in full, we estimate that our equity interest in ACM Shanghai would decline from 82.1% to approximately 74.6%. The consummation of the proposed transaction is subject to market conditions, the approval of ACM Shanghai’s shareholders, completion of the review process by the Shanghai Stock Exchange, completion of the registration process by the China Securities Regulatory Commission, and other factors. We estimate that if consummated in full, the proposed transaction would generate gross proceeds of up to RMB 4.5 billion ($625 million) to ACM Shanghai, whose management would have broad discretion over the use of such proceeds. It is unlikely that any of such proceeds would be distributed to ACM Research.
ACM Research and ACM Shanghai both are public reporting companies but each is subject to separate, and potentially inconsistent, accounting and disclosure requirements, which may lead to investor confusion or uncertainty that could cause decreased demand for, or fluctuations in the price of, one or both of the companies’ publicly traded shares.
Since ACM Shanghai completed the STAR Listing and the STAR IPO in November 2021, it has been subject to accounting, disclosure and other regulatory requirements of the STAR Market. At the same time, ACM Research remains subject to accounting, disclosure and other regulatory requirements of the SEC and the Nasdaq Global Market, or Nasdaq. As a result, ACM Research and ACM Shanghai periodically will disclose information simultaneously pursuant to differing laws and regulations. Even though substantially all of the operations of ACM Research are currently conducted through ACM Shanghai, the information disclosed by the two companies will differ, and may differ materially from time to time, due to the distinct, and potentially inconsistent, accounting standards applicable to the two companies and disclosure requirements imposed by securities regulatory authorities, as well as differences in language, culture and expression habit, in composition of investors in the United States and mainland China, and in the capital markets of the United States and mainland China.

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
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
•The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.
•Patent applications may not result in any patents being issued.
•Patents that may be issued may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage.
•Our competitors may seek or may have already obtained patents that will limit, interfere with, or eliminate our ability to make, use and sell our potential product candidates.
•Mainland China and other countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.
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
We may not be able to protect our intellectual property rights throughout the world, including mainland China, which could materially, negatively affect our business.
Filing, prosecuting and defending patents on our products or proprietary technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States, including mainland China, can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
The significant majority of our intellectual property has been developed in mainland China and is owned by ACM Shanghai. Implementation and enforcement of intellectual property-related laws in mainland China has historically been lacking due primarily to ambiguities in mainland China intellectual property law. Accordingly, protection of intellectual property and proprietary rights in mainland China may not be as effective as in the United States or other countries. As a result, third parties could illegally use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results. Litigation may be necessary to enforce our intellectual property rights, and given the relative unpredictability of mainland China’s legal system and potential difficulties enforcing a court judgment in mainland China, there is no guarantee litigation would result in an outcome favorable to us.
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
Any potential intellectual property claims or litigation commenced against us could:
•be time consuming and expensive to defend, whether or not meritorious;
•force us to stop selling products or using technology that allegedly infringes the third party’s intellectual property rights;
•delay shipments of our products;
•require us to pay damages or settlement fees to the party claiming infringement;
•require us to attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all;

•force us to attempt to redesign products that contain the allegedly infringing technology, which could be expensive or which we may be unable to do;
•require us to indemnify our customers, suppliers or other third parties for any loss caused by their use of our technology that allegedly infringes the third party’s intellectual property rights; or
•divert the attention of our technical and managerial resources.
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
The market price of Class A common stock has been, and could continue to be, subject to significant fluctuations. The market price of Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our revenue and other operating results;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•changes in projections for the chips or chip equipment industries or in the operating performance or expectations and stock market valuations of chip companies, chip equipment companies or technology companies in general;
•changes in operating results;
•any changes in the financial projections we may provide to the public, our failure to meet these projections, or changes in recommendations by any securities analysts that elect to follow Class A common stock;
•additional shares of Class A common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•lawsuits threatened or filed against us;
•litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•general economic trends, including changes in the demand for electronics or information technology or geopolitical events such as war or acts of terrorism, or any responses to such events.

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
Few if any companies with stock publicly traded in the United States have effected a STAR Market listing of stock of a mainland China-based subsidiary, and it is therefore difficult to predict the effect of the STAR Listing and STAR IPO on the Class A common stock.
The China Securities Regulatory Commission initially launched the STAR Market in June 2019 and trading on the Market began in July 2019. In November 2021 ACM Shanghai completed the STAR Listing and the STAR IPO. We believe we are one of the first publicly traded U.S. companies to complete an initial public offering of shares of a mainland China subsidiary on the STAR Market. As a result, no assurance can be given regarding the effect of the STAR Listing and the STAR IPO on the market price of the Class A common stock. The market price of Class A common stock may be volatile or may decline, for reasons other than the risk and uncertainties described above, as the result of investor negativity or uncertainty with respect to the impact of the STAR Listing and STAR IPO.
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
Our ability to pay dividends on Class A common stock depends significantly on our receiving distributions of funds from our subsidiaries in mainland China. mainland China statutory laws and regulations permit payments of dividends by those subsidiaries only out of their retained earnings, which are determined in accordance with mainland China accounting standards and regulations that differ from U.S. generally accepted accounting principles. Mainland China regulations and our subsidiaries’ articles of association require annual appropriations of 10% of net after-tax profits to be set aside, prior to payment of dividends, as a reserve or surplus fund, which restricts our subsidiaries’ ability to transfer a portion of their net assets to us. In addition, our subsidiaries’ short-term bank loans restrict their ability to pay dividends to us.
The dual class structure of common stock has the effect of concentrating voting control with our executive officers and directors, including our Chief Executive Officer and President, which will limit or preclude your ability to influence corporate matters.

Class B common stock has twenty votes per share and Class A common stock has one vote per share. As of February 23, 2024, stockholders who hold shares of Class B common stock, who consist principally of our executive officers, employees, directors and their respective affiliates, collectively held 64.2% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between Class B and Class A common stock, holders of Class B common stock collectively will continue to control a majority of the combined voting power of Class A common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 4.8% of all outstanding shares of Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of Class A common stock.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. Our charter and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our dual class common stock structure provides holders of Class B common stock with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the total number of outstanding shares of Class A and Class B common stock;
•when the outstanding shares of Class B common stock represent less than a majority of the combined voting power of common stock;
•amendments to our charter or bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;
•vacancies on the board of directors will be able to be filled only by the board and not by stockholders;
•the board, which currently is not staggered, will be automatically separated into three classes with staggered three-year terms;
•directors will only be able to be removed from office for cause; and
•our stockholders will only be able to take action at a meeting and not by written consent;
•only our chair, our chief executive officer or a majority of our directors is authorized to call a special meeting of stockholders;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•our charter authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and
•cumulative voting in the election of directors is prohibited.
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
Our charter provides that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of a fiduciary duty owed to us, our stockholders, creditors or other constituents by any of our directors, officers, other employees, agents or stockholders;
•any action asserting a claim arising under the Delaware General Corporation Law, our charter or bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or
•any action asserting a claim that is governed by the internal affairs doctrine.
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
Our manufacturing facilities are subject to risks associated with natural disasters, such as earthquakes, fires, floods tsunami, typhoons and volcanic activity, environmental disasters, health epidemics, and other events beyond our control such as power loss, telecommunications failures, and uncertainties arising out of armed conflicts or terrorist attacks. The frequency and intensity of severe weather events are reportedly increasing throughout the world as part of broader climate changes. Global weather pattern changes may pose long-term risks of physical impacts to our business. A substantial majority of our facilities as well as our research and development personnel are located in mainland China. Any catastrophic loss or significant damage to any of our facilities would likely disrupt our operations, delay production, and adversely affect our product development schedules, shipments and revenue. In addition, any such catastrophic loss or significant damage could result in significant expense to repair or replace the facility and could significantly curtail our research and development efforts in a particular product area or primary market, which could have a material adverse effect on our operations and operating results.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.
Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes.

Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

As part of our risk management process, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments. We also maintain a variety of incident response plans that are utilized when incidents are detected. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs.

We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our financial performance and results of operations, under the heading “Breaches of our cybersecurity systems could degrade our ability to conduct our business operations and deliver products to our customers, result in data losses and the theft of our intellectual property, damage our reputation, and require us to incur significant additional costs to maintain the security of our networks and data” in Item 1A, “Risk Factors” of Part I of this report.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive reports of any breaches or developments regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Audit Committee and Board members may also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes are overseen by leaders from our Information Security, Product Security, Compliance and Legal teams. Key individuals have an average of over 15 years of prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report directly or indirectly to the Audit Committee on any appropriate items.

Item 2. Properties

We have occupied our current corporate headquarters in Fremont, California, since February 2008, under a lease that, after an amendment in February 2023, now extends through March 31, 2025.
We conduct research and development, service support operations and administrative activities at ACM Shanghai’s headquarters located in the Zhangjiang Hi Tech Park in Shanghai. We have leased this facility since 2007 and our lease currently extends until December 31, 2024. In the year ended December 31, 2023, ACM Shanghai completed its purchase of facilities in the ZhangJiang free trade zone, part of the Pudong district of Shanghai. The facilities consist of four buildings for administrative and R&D office use, and, following the expected move-in in the 2024 timeframe, are intended to serve as the corporate headquarters for ACM Shanghai.
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
In addition, we perform sales support, customer service operations, R&D, and production activities from leased facilities in Jiangyin and Wuxi in mainland China and Icheon in Korea.
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
Item 3.    Legal Proceedings
From time to time we may become involved in legal proceedings or may be subject to claims arising in the ordinary course of our business. Although the results of these proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2023, the Company had no outstanding material legal proceedings, other than ordinary routine litigation incidental to the business.
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
Holders of Common Stock
As of February 23, 2024, there were 56,073,205 shares of Class A common stock outstanding held of record by 46 stockholders. The actual number of holders of Class A common stock is substantially greater and includes stockholders who are beneficial owners and whose shares are held of record by banks, brokers, and other financial institutions.
As of February 23, 2024, there were 5,021,811 shares of Class B common stock held of record by 16 stockholders.
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2024 Annual Meeting of Stockholders and is incorporated by reference herein.

Sales of Unregistered Securities
During the three months ended December 31, 2023, ACM Research issued, pursuant to the exercise of stock options at a per share exercise price of $0.50 per share, an aggregate of 235,581 shares of Class A common stock that were not registered under the Securities Act of 1933. We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.

Sale Date	Exercised Shares (Net)
November 3, 2023	26,821
November 14, 2023	174,776
November 14, 2023	33,984
Total	235,581
Performance Graph
The following graph compares the total return of an investment of $100 in cash at the closing price of November 3, 2017, which is the date our common stock first began trading on Nasdaq, through December 31, 2023 for (1) our common stock, (2) the Russell 1000 index, and (3) the Nasdaq Composite Index. All values assume reinvestment of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.
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
ACM Research was incorporated in California in 1998 and redomesticated in Delaware in 2016. We perform strategic planning, marketing, and financial activities at our global corporate headquarters in Fremont, California. ACM Research is neither a mainland China operating company nor do we conduct our operations in mainland China through the use of VIEs.
We supply advanced, innovative capital equipment developed for the global semiconductor industry. Fabricators of advanced integrated circuits, or chips, can use our wet-cleaning and other front-end processing tools in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these tools for use in fabricating foundry, logic and memory chips, including DRAM 3D NAND-flash memory chips, power semiconductor and compound semiconductor chips. We also develop, manufacture and sell a range of advanced packaging tools to wafer assembly and packaging customers.
We are focused on building a strategic portfolio of intellectual property to support and protect our key innovations. Our tools have been developed using our key proprietary technologies:
•SAPS technology for flat and patterned wafer surfaces, which employs alternating phases of megasonic waves to deliver megasonic energy in a highly uniform manner on a microscopic level;
•TEBO technology for patterned wafer surfaces at advanced process nodes, which provides effective, damage-free cleaning for 2D and 3D patterned wafers with fine feature sizes;
•Tahoe technology for cost and environmental savings, which delivers high cleaning performance using significantly less sulfuric acid and hydrogen peroxide than is typically consumed by conventional high-temperature single-wafer cleaning tools; and
•ECP technology for advanced metal plating, which includes Ultra ECP ap, or Advanced Packaging, technology for back-end assembly processes, Ultra ECP 3d for through-silicon-via, or tsv, and Ultra ECP map, or Multi-Anode Partial Plating, technology for front-end wafer fabrication processes.
In 2021, 2022 and 2023 we introduced and delivered a range of new tools intended to broaden our revenue opportunity with global semiconductor manufacturers. Product extensions include the Ultra SFP ap tool for advanced packaging solutions, the Ultra C VI 18-chamber single wafer cleaning tool for advanced memory devices, and the Ultra ECP 3d platform for through-silicon-via, or tsv, application. New product lines include the Ultra fn Furnace, our first dry processing tool, and a suite of semi-critical cleaning systems which include single wafer back side cleaning, scrubber, and auto bench cleaning tools.
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
We conduct a substantial majority of our product development, manufacturing, support and services in mainland China, with additional product development and subsystem production in Korea. Substantially all of our integrated tools are built to order at our manufacturing facilities in the Pudong region of Shanghai, which now encompass a total of 236,000 square feet of floor space for production capacity, with 100,000 square feet having been added in 2021 with the lease of a second building in the Pudong region of Shanghai. In May 2020 ACM Shanghai, through its wholly owned subsidiary ACM Shengwei, entered into an agreement for a land use right in the Lingang region of Shanghai. In 2020 ACM Shengwei began a multi-year construction project for a new 1,000,000 square foot development and production center that will incorporate state-of-the-art manufacturing systems and automation technologies and will provide floor space to support significantly increased production capacity and related R&D activities. We expect to complete construction of the first Lingang manufacturing building and commence initial production in the first half of 2024 timeframe. See “Item 2. Properties” of Part I of this report.
Our experience has shown that chip manufacturers in mainland China and throughout Asia demand equipment meeting their specific technical requirements and prefer building relationships with local suppliers. We will continue to seek to leverage our local presence to address the growing market for semiconductor manufacturing equipment in the region by working closely with regional chip manufacturers to understand their specific requirements, encourage them to adopt our SAPS, TEBO, Tahoe, ECP, furnace, PECVD, Track, and other technologies, and enable us to design innovative products and solutions to address their needs.

Our Independent Registered Public Accounting Firm
The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the Public Company Accounting Oversight Board, or the PCAOB, determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction. BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, had been our independent registered public accounting firm in recent years, including for the year ended December 31, 2021. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was enacted on December 29, 2022 under the Consolidated Appropriations Act, 2023, as further described below. On December 16, 2021, the PCAOB reported its determination that it was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including BDO China, because of positions taken by mainland China authorities in those jurisdictions. On March 30, 2022, based on this determination, ACM Research was transferred to the SEC’s “Conclusive list of issuers identified under the HFCAA.” See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms operating in mainland China” of this report for more information. Under current regulations, if ACM Research were to be included on this list for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless.
On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong in 2022 and vacated its previous December 16, 2021 determination to the contrary. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. mainland China authorities will need to ensure that the PCAOB continues to have full access for inspections and investigations in 2023 and beyond. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the mainland China authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, the SEC would prohibit trading in the securities of issuers engaging those audit firms, as required under the HFCA Act. Further, on December 29, 2022, the Consolidated Appropriations Act, 2023, was signed into law by U.S. President Biden, which, among other things, amended the HFCA Act to reduce the number of consecutive non-inspection years that would trigger the trading prohibition under the HFCA Act from three years to two years (originally such threshold under the HFCA Act was three consecutive years), and so that any foreign jurisdiction could be the reason why the PCAOB does not have complete access to inspect or investigate a company’s public accounting firm (originally the HFCA Act only applied if the PCAOB’s ability to inspect or investigate was due to a position taken by an authority in the jurisdiction where the relevant public accounting firm was located).
On June 30, 2022, and June 15, 2023, stockholders of ACM Research ratified the appointment of Armanino as our independent auditor for the years ended December 31, 2022 and 2023, respectively. Armanino was neither headquartered in mainland China or Hong Kong nor was it subject to the determinations announced by the PCAOB on December 16, 2021, which determinations were vacated by the PCAOB on December 15, 2022. On July 21, 2023, we were informed by Armanino, that Armanino would resign as our independent auditor effective as of the earlier of (a) the date we engaged a new independent registered public accounting firm or (b) the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

On September 14, 2023, the Audit Committee completed a competitive selection process to select and appoint a new accounting firm to serve as our independent registered public accounting firm commencing with the audit of our financial statements for the fiscal year ended December 31, 2023. As a result of this process, the Audit Committee approved the engagement of E&Y as our independent registered public accounting firm for the fiscal year ended December 31, 2023. The engagement of E&Y became effective on September 20, 2023. E&Y is a PCAOB-registered firm that is headquartered in mainland China; however, we do not believe ACM Research will appear on the “Conclusive list of issuers identified under the HFCAA” for a second consecutive time, as the determinations announced by the PCAOB on December 16, 2021 were vacated by the PCAOB on December 15, 2022.

STAR Listing and IPO
On November 18, 2021, ACM’s operating subsidiary ACM Shanghai completed:
•a listing, which we refer to as the STAR Listing, of shares of ACM Shanghai on the Shanghai Stock Exchange’s SciTech innovAtion boaRd, known as the STAR Market; and
•a concurrent initial public offering, which we refer to as the STAR IPO, of ACM Shanghai shares in mainland China, at a pre-offering valuation of not less than RMB 5.15 billion ($747.1 million).
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
We believe the STAR Listing will continue to help scale our business in mainland China, and we continue to seek to broaden our markets in Europe, Japan, Korea, Taiwan and the United States. Our global headquarters are located in Fremont, California, and we are committed to maintaining the listing of Class A common stock on the Nasdaq Global Market.
ACM Shanghai Dividend
During year ended December 31, 2023, ACM Shanghai paid a dividend to the stockholders of ACM Shanghai (including ACM Research) in the amount of RMB 0.372 per share for an aggregate total of RMB 161.28 million ($22.2 million).

Restrictions Imposed by the U.S. Department of Commerce on mainland China-Based Semiconductor Producers

In early October 2022 the U.S. government enacted new rules aimed at restricting U.S. support for mainland China’s ability to manufacture advanced semiconductors. The rules included new export license requirements for exports, re-exports or transfers to or within mainland China of additional types of semiconductor manufacturing items, items for use in manufacturing designated types of semiconductor manufacturing equipment in mainland China, and semiconductor manufacturing equipment for use at certain IC manufacturing and development facilities in mainland China. In addition, the U.S. government imposed new restrictions by which U.S. persons anywhere in the world are effectively barred from engaging in certain activities related to the development and production of certain semiconductors at mainland China fabrication facilities meeting specified criteria, even if no items subject to the U.S. Export Administration Regulations (EAR) are involved. These restrictions were later updated to extend to Macau.

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

ACM Shanghai has determined that several of its customers have mainland China-based facilities that meet the restricted criteria set out in the October 2022 and October 2023 rules, and has also determined that several of its products, and/or components for its products, may meet the parameters of export control classification numbers, or ECCNs, affected by the restrictions. ACM and ACM Shanghai have implemented modifications to their existing business policies and practices in response to the October 2022 restrictions, including by imposing limitations on the activities of their U.S. persons and undertaking measures in connection with their supply chains more broadly to comply with the new regulations. ACM Shanghai is continuing to assess the impact of the October 2023 changes, together with the October 2022 rules, and will continually adjust or modify its policies and practices as required to comply with these or other related updates. Based on our ongoing review, we believe these regulations may directly impact ACM Shanghai’s ability to meet its future production plans, or indirectly impact the spending plans of ACM Shanghai’s customer base. ACM may not be able to import, or may face substantial restrictions in importing, certain parts from the United States or parts subject to U.S. export controls from outside the United States to support tool shipments to such facilities, or to be embedded into tools defined by affected ECCNs.

ACM and ACM Shanghai believe that as a result of the October 2022 and October 2023 restrictions, several ACM Shanghai customers have significantly reduced production and related capital spending at facilities meeting the restricted advanced node capabilities. In addition, ACM Shanghai has experienced challenges as the companies in its supply chain adapt their policies to the new regulations. These factors had an adverse impact on ACM Shanghai’s shipments and sales for the twelve months ended December 30, 2023.

During the twelve months ended December 30, 2023, two prominent exporters of advanced semiconductor manufacturing equipment, the Netherlands and Japan, announced and began to implement plans to join the United States in imposing semiconductor-focused export controls.

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
We develop, manufacture and sell innovative capital equipment to the global semiconductor industry. Since we sell tools to a small number of customers and we customize those tools to fulfill the customers’ specific requirements, our revenue generation fluctuates, depending on the length of the sales, development and evaluation phases:
•Sales and Development. During the sale process we may, depending on a prospective customer’s specifications and requirements, need to perform additional research, development and testing to establish that a tool can meet the prospective customer’s requirements. Sales cycles for orders that require limited customization and do not require that we develop new technology usually take from 6 to 12 months, while the product life cycle, including the initial design, demonstration and final assembly phases, for orders requiring development and testing of new technologies can take as long as 2 to 4 years. As we expand our customer base, we expect to gain more repeat purchase orders for tools that we have already developed and tested, which we believe will reduce the need for a demonstration phase and shorten the development cycle.
•Evaluation Periods. When a chip manufacturer proposes to purchase a particular type of tool from us for the first time, we offer the manufacturer an opportunity to evaluate the tool for a period that can extend for 24 months or longer. In some cases, we do not receive any payment on first-time purchases until the tool is accepted. As a result, we may spend more than $2.0 million to produce a tool without receiving payment for more than 24 months or, if the tool is not accepted, without receiving any payment. Please see “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—We may incur significant expenses long before we can recognize revenue from new products, if at all, due to the costs and length of research, development, manufacturing and customer evaluation process cycles.”
•Purchase Orders. In accordance with industry practice, sales of our tools are made pursuant to purchase orders. Each purchase order from a customer for one of our tools contains specific technical requirements intended to ensure, among other things, that the tool will be compatible with the customer’s manufacturing process line. Until a purchase order is received, we do not have a binding purchase commitment. Some of our customers to date have provided us with non-binding one- to two-year forecasts of their anticipated demands, and we expect future customers to furnish similar non-binding forecasts for planning purposes. Any of those forecasts would be subject to change, however, by the customer at any time, without notice to us.
•Fulfillment. We seek to obtain a purchase order for a tool from three to four months in advance of the expected delivery date. Depending upon the nature of a customer’s specifications, the lead time for production of a tool generally will extend from two to four months. The lead-time can be more than six months, however, and in some cases, we may need to begin producing a tool based on a customer’s non-binding forecast, rather than waiting to receive a binding purchase order.
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
Because of the relatively high purchase prices of our tools, customers generally pay in installments. For a customer’s repeat purchase of a particular type of tool, the specific payment terms are negotiated in connection with acceptance milestones of a purchase order. Based on our experience with repeat sales of our tools, we expect that we will receive an initial payment upon delivery of a tool in connection with a repeat purchase, with the balance being paid after the tool has been tested and accepted by the customer. Our sales arrangements for repeat purchases do not include a general right of return.
Substantially all of our sales in 2023, 2022, and 2021 were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.
We utilize ASC 606 which was adopted in 2018 set forth in Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), of the Financial Accounting Standards Board, or FASB, regarding the recognition, presentation and disclosure of revenue in our financial statements as described below under “—Critical Accounting Estimates—Revenue Recognition.”
We offer extended maintenance service contracts to provide services such as trouble-shooting or fine-tuning tools, and installing spare parts, following expiration of applicable initial standard assurance type warranty coverage periods, which for sales to date have extended from 12 to 36 months as described under “—Critical Accounting Estimates—Warranty.” In 2023, 2022, and 2021, we received payments for parts and labor for service activities provided from time to time, but as of December 31, 2023 we had not yet entered into extended maintenance service contracts with respect to the substantial majority of tools for which initial warranty coverage had expired. We expect to enter into extended maintenance service contracts with customers as additional initial warranties expire, but we do not expect revenue from extended maintenance service contracts to represent a material portion of our revenue in the future.
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
Cost of Revenue
Cost of revenue for capital equipment consists primarily of:
•direct costs, which consist principally of costs of tool components and subassemblies purchased from third-party vendors;

•compensation of personnel associated with our manufacturing operations, including stock-based compensation;
•depreciation of manufacturing equipment;
•amortization of costs of software used for manufacturing purposes;
•other expenses attributable to our manufacturing department;
•inventory provision; and
•allocated overhead for rent and utilities.
We are not party to any long-term purchasing agreements with suppliers. Please see “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—Our customers do not generally enter into long-term purchase commitments, and they may decrease, cancel or delay their projected purchases at any time.”
As our customer base and tool installations continue to grow, we may need to hire additional manufacturing personnel. The rates at which we add customers and install tools will affect the level and time of this spending. In addition, because we often import components and spare parts from the United States, we have experienced, and expect to continue to experience, the effect of the currency fluctuations on our cost of revenue.
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
Sales and Marketing
Sales and marketing expense consists primarily of:
•compensation of personnel associated with pre- and after-sales support and other sales and marketing activities, including stock-based compensation;
•sales commissions paid to independent sales representatives;
•fees paid to sales consultants;
•cost of trade shows;
•cost of promotional tools to new potential customers;
•travel and entertainment; and
•allocated overhead for rent and utilities.
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

Research and Development
Research and development expense relates to the development of new products and processes and encompasses our research, development and customer support activities. Research and development expense consists primarily of:
•compensation of personnel associated with our research and development activities, including stock-based compensation;
•costs of components and other research and development supplies;
•costs of tools built for product development purposes;
•travel expense associated with the research of technical requirements for product development purposes and testing of concepts under consideration;
•amortization of costs of software used for research and development purposes; and
•allocated overhead for rent and utilities.
Some of our research and development has been funded by grants from the mainland China government, as described in “—mainland China Government Research and Development Funding” below.
General and Administrative
General and administrative expense consists primarily of:
•compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;
•professional fees, including accounting and legal fees;
•other corporate expenses; and
•allocated overhead for rent and utilities.
Stock-Based Compensation Expense
We grant stock options to employees and non-employee consultants and directors, and we account for those stock-based awards in accordance with ASC Topic 718, Compensation—Stock Compensation.
•Stock-based awards granted to employees and non-employees are measured at the fair value of the awards on the grant date and are recognized as expenses either (a) immediately on grant, if no vesting conditions are required, or (b) using the graded vesting method, net of estimated forfeitures, over the requisite service period. The fair value of stock options is determined using the Black-Scholes valuation model when there are service and performance condition attached, or the Monte Carlo valuation model when there is market condition attached. Stock-based compensation expense, when recognized, is charged to cost of revenue or to the category of operating expense corresponding to the service function of the employee or non-employee.
•We also grant discounts to employees when they subscribe for the new shares of ACM Shanghai, and we account for those stock-based awards in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation
Mainland China Government Research and Development Funding
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
The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds ACM Shanghai receives. Grant amounts are recognized in our statements of comprehensive income (loss) as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2023, 2022, and 2021, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of comprehensive income (loss) were $1.7 million, $1.2 million, and $11.3 million, respectively.
•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the years ended December 31, 2023, 2022, and 2021, related government subsidies recognized as other income in the consolidated statements of comprehensive income (loss) were $0.5 million, $0.3 million, and $0.2 million, respectively.
Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities (see note 13 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”) in the consolidated balance sheet until the criteria for such recognition are satisfied.
Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests
In 2019 ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares, after which ACM Research held the remaining 91.7% of ACM Shanghai’s outstanding shares. In 2021 ACM Shanghai sold a total number shares representing an additional 10% of its outstanding ACM Shanghai shares in its STAR IPO, after which ACM Research held the remaining 82.5% of ACM Shanghai’s outstanding shares. During the year-ended December 31,2023, ACM's ownership declined to 82.1% due to the exercise of 2,150,309 stock options related to ACM Shanghai shares (note 18). As a result, we reflect the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
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
1.Identify the contract(s) with a customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations in the contract; and
5.Recognize revenue when, or as, a performance obligation is satisfied.

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

Recognize revenue when, or as, a performance obligation is satisfied. We recognize revenue from tools and spare parts at a point in time, when we have satisfied our performance obligation. Our sales arrangements do not include a general right of return. For shipments made to a customer that has not previously accepted a specific type of tool in the past, or first tools, revenues are recognized when the goods are accepted by the customer. For shipments made to a customer that has previously accepted a specific type of tool, revenues are recognized upon shipment or delivery because we can objectively demonstrate that the goods meet all the required customer specifications.
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

We assess the recoverability of all inventories quarterly to determine if any adjustments are required. We recognize a loss or impairment if in our judgement the inventory cannot be sold or used for production, if it has been damaged or should be considered as obsolete, or if the net realizable value is lower than the cost. We also assess the status of our raw materials. We recognize a loss or impairment for any raw materials aged more than three years. The three-year aging is based on our assessment of technology change, our requirement to maintain stock for warranty coverage, and other factors. Actual demand may differ from forecasted demand, and those differences may have a material effect on recorded inventory values.
Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges.
Allowance for Credit Losses

Accounts receivables are reflected in our consolidated balance sheets at their estimated collectible amounts. A substantial majority of our accounts receivable are derived from sales to large multinational semiconductor manufacturers in Asia. We assess collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status, the age of the accounts receivable balances, credit quality of our customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers.
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
We maintained a partial valuation allowance as of December 31, 2023 with respect to certain net deferred tax assets based on our estimates of recoverability. We determined that the partial valuation allowance was appropriate given our historical operating losses and uncertainty with respect to our ability to generate profits from our business model sufficient to take advantage of the deferred tax assets in all applicable tax jurisdictions.
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
Interest and penalties related to uncertain tax positions are recorded in the provision for income tax expense on the consolidated statements of comprehensive income (loss).

Warranty
We have provided standard assurance type warranty coverage on our tools for 12 to 36 months, covering labor and parts necessary to repair a tool during the warranty period. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, we calculate a rate of warranty expenses to revenue to determine the estimated warranty charge. We update these estimated charges on a regular basis. The actual product performance and field expense profiles may differ, and in those cases, we adjust our warranty accruals accordingly. As of December 31, 2023 and 2022, we had accrued $9.8 million and $8.8 million, respectively, in liability contingency for potential warranty claims.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements we expect will have an impact when adopted, see note 2 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”
Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Year Ended December 31,
	2023	2022	2021
Revenue	100.0%	100.0%	100.0%
Cost of revenue	50.5	52.8	55.8
Gross margin	49.5	47.2	44.2
Operating expenses:
Sales and marketing	8.4	10.3	10.3
Research and development	16.6	16.0	13.2
General and administrative	7.3	5.8	5.9
Total operating expenses, net	32.3	32.0	29.4
Income from operations	17.2	15.2	14.8
Interest income (expense), net	1.0	1.8	(0.1)
Realized gain from sale of short-term investments	1.6	0.3	-
Unrealized gain (loss) on short-term investments	(0.5)	(2.0)	0.2
Other income (expense), net	(0.3)	0.9	(0.2)
Income from equity method investments	1.8	1.2	1.8
Income before income taxes	20.8	17.4	16.5
Income tax expense	(3.5)	(4.3)	(0.1)
Net income	17.3	13.0	16.4
Less: Net income attributable to non-controlling interests	3.5	2.9	2.0
Net income attributable to ACM Research, Inc.	13.8%	10.1%	14.4%

Comparison of Years Ended December 31, 2023, 2022, and 2021
Revenue

	Year Ended December 31,
	2023	2022	2021	% Change 2023 v 2022	% Change 2022 v 2021
	(in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$403,851	$272,939	$189,208	48.0%	44.3%
ECP (front-end and packaging), furnace and other technologies	103,356	77,482	33,210	33.4%	133.3%
Advanced packaging (excluding ECP), services & spares	50,516	38,411	37,333	31.5%	2.9%
Total Revenue By Product Category	$557,723	$388,832	$259,751	43.4%	49.7%

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Mainland China	$540,969	$377,752	$258,615
Other Regions	16,754	11,080	1,136
	$557,723	$388,832	$259,751
The increase in revenue for 2023 compared to 2022 was driven by higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, ECP (front-end and packaging), furnace and other technologies, and Advance packaging (excluding ECP), and services and spares. We attribute the revenue growth to continued investments in mature process nodes by current and new mainland China-based customers amidst an ongoing target to achieve a greater share of the global semiconductor market, incremental contribution from newly introduced tools, and better penetration of our product portfolio across our customer base.

The increase in revenue for 2022 compared to 2021 was driven primarily by higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, and increased contribution from newer ECP (front-end and packaging), furnace and other technologies. Our Shanghai production operations were adversely impacted in the first half of 2022 to COVID-19-related restrictions, with a return to more normal operations in the second half of the year. The U.S. export regulations imposed in October of 2022 had an adverse impact on ACM Shanghai’s shipments and sales in the fourth quarter of 2022.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2023	2022	2021	% Change 2023 v 2022	% Change 2022 v 2021
	(in thousands)
Cost of revenue	$281,508	$205,217	$144,895	37.2%	41.6%
Gross profit	276,215	183,615	114,856	50.4%	59.9%
Gross margin	49.5%	47.2%	44.2%	2.30	3.00
Cost of revenue and gross profit increased in 2023 as compared to 2022 due to the increased sales volume and an increase in gross margin. The increased gross margin versus the prior-year period was primarily due to improved gross margins for certain products, overall product mix, and a positive impact due to a change in the RMB to U.S. dollar currency exchange rate.
Cost of revenue and gross profit increased in 2022 as compared to 2021 due to the increased sales volume and an increase in gross margin. The increased gross margin versus the prior-year period was primarily due to a higher mix of ECP (front-

end and packaging), furnace, and other technologies, and a positive impact due to a change in the RMB to U.S. dollar currency exchange rate.
Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.
Operating Expenses

	Year Ended December 31,
	2023	2022	2021	% Change 2023 v 2022	% Change 2022 v 2021
	(in thousands)
Sales and marketing expense	$47,019	$39,889	$26,733	17.9%	49.2%
Research and development expense	92,709	62,226	34,207	49.0%	81.9%
General and administrative expense	40,648	22,465	15,214	80.9%	47.7%
Total operating expenses	$180,376	$124,580	$76,154	44.8%	63.6%
Sales and marketing expense increased in 2023 as compared to 2022, and reflected an increase of $8.1 million due to higher costs for personnel, commissions, travel and entertainment and other costs, an increase of $4.7 million due to higher costs for professional services, outside services and other costs, and an increase of $3.8 million due to higher stock -based compensation, partly offset by a decrease of ($9.6 million) for the cost of tools built for promotional purposes.
Sales and marketing expense increased in 2022 as compared to 2021, and reflected an increase of $7.9 million due to higher costs of tools built for promotional purposes for potential new customers, and an increase of $5.3 million due to increased costs for personnel, commissions, outside services, travel and entertainment and other costs.
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
Research and development expense increased in 2023 as compared to 2022, reflecting an increase of $15.4 million in costs of components, costs of tools built for product development purposes, and costs of other research and development supplies, an increase of $7.1 million for personnel-related costs, an increase of $5.9 million in stock-based compensation, and an increase of $4.2 million in travel and entertainment costs to support product development, professional services, and other research and development related expenses, offset by a decrease of ($2.1 million) for outside services.
Research and development expense represented 16.6% and 16.0% of our revenue in the years ended December 31, 2023 and 2022, respectively. Without reduction by grant amounts received from mainland China governmental authorities (see “—mainland China Government Research and Development Funding”), gross research and development expense totaled $94.5 million, or 16.9% of total revenue, in the year ended December 31, 2023 as compared to $63.4 million, or 16.3% of revenue, in the corresponding period in 2022.
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
We expect that, for the foreseeable future, research and development expense will increase in absolute dollars as compared to 2023, as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our cleaning, plating, advanced packaging, furnace and future product offerings to build and maintain our technology leadership position.

General and administrative expense increased in 2023 as compared to 2022, reflecting an increase of $9.0 million in stock-based compensation, $3.3 million in personnel and professional services costs, $2.7 million in allowance for credit losses, and $3.1 million for travel & entertainment, depreciation and amortization, outside services, taxes and other general and administrative expenses.
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
Stock-Based Compensation Expense
Cost of revenue and operating expenses during the periods presented below have included stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Stock-Based Compensation Expense:
Cost of revenue	$1,406	$520	$397
Sales and marketing expense	5,684	1,877	1,802
Research and development expense	8,459	2,565	1,115
General and administrative expense	11,789	2,768	1,803
	$27,338	$7,730	$5,117
Interest income (expense), net, Other Income (expense), net

	Year Ended December 31,
	2023	2022	2021	% Change 2023 v 2022	% Change 2022 v 2021
	(in thousands)
Interest Income	$8,354	$8,740	$505	-4.4%	1,630.7%
Interest Expense	(2,681)	(1,655)	(765)	62.0%	116.3%
Interest Income (expense), net	$5,673	$7,085	$(260)	-19.9%	-2,825.0%

Other income (expense), net	$(1,558)	$3,315	$(631)	-147.0%	-625.4%
Interest income (expense), net, decreased in 2023 compared to 2022, principally as a result of reduced interest income from lower interest income on reduced cash balances, offset by increase in interest expenses incurred from a higher balance of total bank loans.
Interest income (expense), net, increased in 2022 compared to 2021, principally as a result of reduced interest income from lower interest rates on reduced cash balances, offset by increase in interest expenses incurred from short-term and long-term bank loans.
Other income (expense), net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) depreciation of assets acquired with government subsidies, as described under “—Government Research and Development Funding” above. We realized $1.6 million of other expense in the year ended December 31, 2023, of which $2.0 million was due to loss realized from transactions that resulted from changes in the RMB-to-U.S. dollar exchange rate, as compared to a foreign exchange gain of 1.7 million in the corresponding period in 2022.

Other income (expense) increased by $3.3 million in the year ended December 31, 2022, of which $1.7 million was due to gains realized from transactions that resulted from changes in the RMB-to-U.S. dollar exchange rate, as compared to a loss of ($0.6 million) in the corresponding period in 2021.
Realized gain and unrealized loss from short-term investments, and income from equity method investments .

	Year Ended December 31,
	2023	2022	2021	% Change 2023 v 2022	% Change 2022 v 2021	Absolute Change 2023 v 2022
	(in thousands)
Realized gain from sale of short-term investments	$9,047	$1,116	$-	710.7%	100.0%	$7,931
Unrealized gain (loss) on short-term investments	$(2,737)	$(7,855)	$607	-65.2%	-1394.1%	$5,118
Income from equity method investments	$9,952	$4,666	$4,637	113.3%	0.6%	$5,286
We recorded a realized gain on sale of short-term investments of $9.0 million for the year ended December 31, 2023 as compared to a realized gain of $1.1 million for the same period in 2022 primarily due to the sales of ACM Shanghai’s indirect investment in publicly traded shares.
We recorded an unrealized loss on short-term investments of $2.7 million for the year ended December 31, 2023 as compared to an unrealized loss of $7.9 million for the same period in 2022, due primarily to a change in market value of ACM Shanghai’s indirect investment in publicly traded shares.
We recorded an unrealized loss on short-term investments of $7.9 million for the year ended December 31, 2022 as compared to an unrealized gain of $0.7 million for the same period in 2021, due primarily to a change in market value of ACM Shanghai’s indirect investment in publicly traded shares.
Income from equity method investments for the year ended December 31, 2023 increased by $5.3 million compared to the year ended December 31, 2022 primarily due to higher net income from equity method investments.
Income from equity method investments for the year ended December 31, 2022 was unchanged versus the year ended December 31, 2021. Income from equity method investments increased by $4.0 million for the year ended December 31, 2021 due to higher net income from equity method investments.

Tax Benefit (Expense)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
U.S. federal	$(12,757)	$(479)	$(91)
U.S. state	(150)	(18)	(2)
Foreign	(19,696)	(11,139)	(2,195)
Total current tax expense	(32,603)	(11,636)	(2,288)
Deferred:
U.S. federal	7,316	(10,927)	2,089
U.S. state	63	8	-
Foreign	5,860	5,757	65
Total deferred tax benefit (expense)	13,239	(5,162)	2,154
Total income tax expense	$(19,364)	$(16,798)	$(134)
We recognized a tax expense of $19.4 million for the year ended December 31, 2023 as compared to a tax expense of $16.8 million for the prior year period. The increased tax expense in 2023 primarily resulted from the tax effect of increased operating profit generated.
As we collect and prepare necessary data, and interpret the guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. There were no adjustments made in 2023.
Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for mainland China income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-U.S. research expenses. Our four mainland China subsidiaries, ACM Shanghai, ACM Wuxi, ACM Beijing, and ACM Lingang, are liable for mainland China corporate income taxes at the rates of 15%, 25%, 25%, and 15%, respectively. Pursuant to the Corporate Income Tax Law of mainland China, our mainland China subsidiaries generally would be liable for mainland China corporate income taxes at a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, and 2021, effective until December 31, 2023, and is expected to be re-certified for future years in 2024. In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and is entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022. Certain entities which meet requirements according to the Policy of the Lingang New area in China (Shanghai) Pilot Free Trade Zone are entitled to a preferential income tax rate of 15%. ACM Lingang was certified for this in 2021, and this preferential income tax rate is valid from December 31, 2020 until December 31, 2024.
We file income tax returns in the United States and state and foreign jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.

Net Income Attributable to Non-Controlling Interests

	Year Ended December 31,
	2023	2022	2021	% Change 2023 v 2022	% Change 2022 v 2021
	(in thousands)
Net income attributable to non-controlling interests	$19,503	$11,301	$5,164	72.6%	118.8%

ACM Research owns 82.1% of ACM Shanghai’s (note 1) outstanding shares which is reflected in our consolidated financial statements (note 2). We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Year Ended December 31,
	2023	2022	2021	% Change 2023 v 2022	% Change 2022 v 2021
	(in thousands)
Foreign currency translation adjustment	$(10,617)	$(59,102)	$4,695	-82.0%	-1358.8%
We recorded a foreign currency translation adjustment of ($10.6 million) for the year ended December 31, 2023, as compared to $(59.1) million for 2022, based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents. The 2022 amount was especially large due to a weakening of the RMB versus the U.S. dollar during the year ended December 31, 2022 together with a more significant RMB-denominated asset balance in 2022.
Comprehensive income (loss) attributable to non-controlling interests

	Year Ended December 31,
	2023	2022	2021	% Change 2023 v 2022	% Change 2022 v 2021
	(in thousands)
Comprehensive income (loss) attributable to non-controlling interests	$17,689	$1,854	$5,607	854.1%	-66.9%
Comprehensive income attributable to non-controlling interest increased by $15.8 million compared to a decrease of $(3.8) million for the years ended December 31, 2023 and 2022 compared to the prior year, due to a significant change in net income generated from the non-controlling interests as impacted from foreign exchange rate fluctuations.

Liquidity and Capital Resources
The following chart depicts our corporate organization as of December 31, 2023:
A detailed description of how cash is transferred through our organization is set forth under “Note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents” to the Consolidated Financial Statements of this report.
During the year ended December 31, 2023, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions and our loan from China CITIC Bank. Cash and cash equivalents, restricted cash, short-term time deposits and long-term time deposits were $304.5 million at December 31, 2023, compared to $420.9 million at December 31, 2022. The ($116.4 million) decrease was primarily driven by ($75.3 million) of cash used in operations, ($60.2 million) used in investing activities excluding the change in time deposits, $18.5 million net cash provided by financing activities, a $1.7 million decrease from the effect of exchange rate on cash, cash equivalents and restricted cash, and a $2.4 million increase from the effect of exchange rate on time deposits.
The table below represents the cash and cash equivalents, restricted cash, and time deposits as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$183,173	$248,451
Short-term time deposits	80,524	70,492
Long-term time deposits	40,818	101,956
Total	$304,515	$420,899
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
ACM Shanghai has historically participated in certain mainland China government-sponsored grant and subsidy programs, as described under “—Key Components of Results of Operations—mainland China Government Research and Development Funding” and “—Contractual Obligations” and we expect that ACM Shanghai will continue to take advantage of these programs when they are available and fit with our business strategy. ACM Shanghai generally applies for these grants and subsidies through the applicable mainland China government agency’s defined processes. Periodically, the public relations department researches the availability of these grants and subsidies through mainland China government agencies with whom ACM Shanghai files business surveys and taxes. Management of ACM Shanghai then assesses which grants and subsidies for which ACM Shanghai may be eligible and submits the relevant application. The decision to award the grant to ACM Shanghai is made by the relevant mainland China government agencies based on suitability and the merits of the application. Neither ACM Research, nor ACM Shanghai or any of our other subsidiaries, has any direct relationship with any mainland China government agency, and our anticipated cash needs for the next twelve months neither anticipate, nor require, receipt of any mainland China government grants or subsidies.
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
Restrictions under mainland China laws and regulations as well as restrictions under ACM Shanghai’s bank loan agreements, may significantly restrict ACM Shanghai’s ability to transfer a portion of ACM Shanghai’s net assets to ACM Research, other subsidiaries of ACM Research and to holders of ACM Research Class A common stock. See “Item 1A. Risk Factors–Regulatory Risks–Mainland China’s currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of mainland China, which could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, otherwise fund and conduct our business, or pay dividends on our common stock.”
For the years ended December 31, 2023 and 2022, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and dividends paid by ACM Shanghai to ACM Research, no transfers or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Our cash and cash equivalents at December 31, 2023 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders. The use of proceeds raised by the STAR Market IPO, without further approvals, are limited to specific usage. We currently intend for ACM Shanghai to retain all available funds from any future earnings for use in the operation of its business and do not anticipate it paying any cash dividends. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Cash Flow Used in Operating Activities. Net cash used by operations of ($75.3 million) during the year ended December 31, 2023 consisted of:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net Income	$96,852	$50,564	$42,921
Non-cash operating lease cost	3,580	2,816	2,451
Provision for inventory	575	2,248	75
Provision for credit losses	2,741	-	-
Gain on disposals of property plant and equipment	(2)	(12)	-
Depreciation and amortization	8,092	5,366	2,353
Realized gain on short-term investments	(9,047)	(1,116)	-
Income from equity method investments	(9,952)	(4,666)	(4,637)
Unrealized loss (gain) on short-term investments	2,737	7,855	(607)
Deferred income taxes	(13,647)	4,027	(1,840)
Stock-based compensation	27,338	7,730	5,117
Net changes in operating assets and liabilities:	(184,590)	(137,006)	(85,926)
Net cash flow used in operating activities	$(75,323)	$(62,194)	$(40,093)
Significant changes in operating asset and liability accounts during the year-ended December 31, 2023 included the following uses of cash: increases of inventories of $164.0 million (Note 5), and an increase of accounts receivable of $108.7 million (Note 4). As described under “—Key Components of Results of Operations—mainland China Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central mainland China governmental authorities. ACM Shanghai received $51,000 of payments related to such grants in the year ended December 31, 2023, as compared to cash receipts of $1.1 million in the same period of 2022.
The uses of cash are offset by the following significant sources of cash: an increase in advances from customers of $30.0 (Note 3), an increase in other payables and accrued expenses of $21.4 million, and an increase in accounts payable of $42.3 million.
Cash Flow Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2023, excluding net cash proceeds from the sale of time deposits, was ($60.2 million), primarily consisting of ($64.3 million) purchase of property and equipment and intangible assets, and ($7.5 million) purchase of long-term investments (note 14), partly offset by $3.4 million net proceeds from the sale of short-term investments, and $8.2 million of dividends received from long-term investments (note 14).
Cash Flow provided by Financing Activities. Net cash provided by financing for the year ended December 31, 2023 was $18.5 million, primarily consisting of $16.3 million net proceeds from short and long-term borrowings, and $6.1 million in proceeds from the exercise of stock options, partly offset by ($4.0 million) of dividends paid by ACM Shanghai.
We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with six banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)		Amount Outstanding at December 31, 2023
				(in thousands)
China CITIC Bank (2)	July 2023	Repayable by installments and the last installments repayable in December 2025	4.50%	RMB200,000		RMB100,000
				$28,240		$14,120
China Everbright Bank	July 2021	August 2024	3.00%	RMB150,000		RMB17,440
				$21,180		$2,463
Bank of China	September 2023	September 2024	2.87%	RMB40,000		RMB40,000
				$5,648	5536	$5,648
China Merchants Bank	August 2023	September 2024	3.00%	RMB200,000		RMB153,000
				$28,240		$21,603
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	3.95%	RMB128,500		RMB94,633
				$18,144		$13,362
Bank of China	June 2021	Repayable by installments and the last installments repayable in June 2024	2.60%	RMB10,000		RMB7,500
				$1,412		$1,059.00
Bank of China	September, 2021	Repayable by installments and the last installments repayable in September 2024	2.60%	RMB35,000		RMB28,000
				$4,942		$3,954
Bank of Shanghai	December,2022	October 2024	2.85%	RMB100,000		RMB100,000
				$14,120		$14,120
China CITIC Bank	August 2023	Repayable by installments and the last installments repayable in August 2025	3.10%	RMB100,000		RMB100,000
				$14,120		$14,120
Industrial Bank of Korea	July 2023	July 2024	6.03%	KRW500,000		KRW100,000
				$386		$77
Industrial Bank of Korea	December 2023	December 2024	4.27%	KRW2,000,000		KRW2,000,000
				$1,544		$1,544
				$137,976		$92,070

(1)Converted from RMB to dollars as of December 31, 2023. The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”
(2)This China CITIC bank facility agreement is with ACM Research, Inc.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The impact of fluctuations of the RMB to U.S. dollar currency exchange rate on a significant balance of our cash, and cash equivalents held in RMB-denominated accounts (Note 2) contributed to a $1.7 million decrease in the value of these items during the year ended December 31, 2023.
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
The status of the performance milestones for the period ended December 31, 2023 is as follows:
•ACM Lingang achieved the Construction Start Milestone and 60% of the performance deposit was refunded to ACM Shanghai in 2020.
•The Construction Completion Milestone was required to be met by January 9, 2024 but was not achieved. However, ACM Lingang believes it will receive the refund without penalty based on its explanation to the respective regulatory authorities of logistic-related delays, and expectations that it will meet the milestone before July 9, 2024. We cannot guarantee that ACM Lingang will achieve the missed milestone in 2024, or even if it does achieve the milestone in 2024, that it will be refunded some or all of the 20% portion of the performance deposit of RMB 2.5 million ($0.4 million).
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
If the Grant Agreement is terminated because of breach of any terms above, the Grantor shall take back the buildings, fixtures and auxiliary facilities on the land area and provide ACM Lingang with corresponding compensation according to the residual value of the buildings, fixtures and auxiliary facilities when they are taken back. The total cumulative investment of land, buildings and construction in progress related to ACM Lingang amounted to $116.9 million and $35.4 million at December 31, 2023 and December 31, 2022, respectively.
How We Evaluate Our Operations
We present information below with respect to four measures of financial performance:
•We define “shipments” of tools to include (a) a “repeat” delivery to a customer of a type of tool that the customer has previously accepted, for which we recognize revenue upon delivery, and (b) a “first-time” delivery of a “first tool” to a customer on an approval basis, for which we may recognize revenue in the future if contractual conditions are met, or if a purchase order is received.
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
Shipments for the years ended December 31, 2023, 2022, and 2021 totaled $597 million, $539 million, and $372 million, respectively. Repeat tool shipments in the years ended December 31, 2023, 2022, and 2021 totaled $310 million, $288 million and $210 million, respectively. First tool shipments for the years ended December 31, 2023, 2022, and 2021 totaled $286 million, $251 million, and $162 million, respectively.
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
•although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; and
•adjusted EBITDA includes expense reductions and non-operating other income attributable to mainland China governmental grants, which may mask the effect of underlying developments in net income, including trends in current expenses and interest expense, and free cash flow includes the mainland China governmental grants, the amount and timing of which can be difficult to predict and are outside our control.
The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Adjusted EBITDA Data:
Net Income	$96,852	$50,564	$42,921	91.5%	$46,288
Interest expense (income), net	(5,673)	(7,085)	260	-19.9%	1,412
Income tax expense	19,364	16,798	134	15.3%	2,566
Depreciation and amortization	8,092	5,366	2,353	50.8%	2,726
Stock based compensation	27,338	7,730	5,117	253.7%	19,608
Unrealized (gain) loss on short-term investments	2,737	7,855	(607)	-65.2%	(5,118)
Adjusted EBITDA	$148,710	$81,228	$50,178	83.1%	$67,482
The $67.5 million increase in adjusted EBITDA for the year ended December 31, 2023 as compared to the year ended December 31, 2022 reflected higher income tax expense, a decrease in unrealized loss on short-term investments, an increase in net income, an increase in stock-based compensation, and an increase in depreciation and amortization, partly offset by a negative impact from an increase in interest income, net.
We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to mainland China governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected, to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our mainland China grants, please see “—Key Components of Results of Operations—mainland China Government Research and Development Funding.”
Free Cash Flow
The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended December 31,
	2023	2022	2021	% Change 2023 v 2022	Absolute Change 2023 v 2022
	(in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(75,323)	$(62,194)	$(40,093)	21.1%	$(13,129)
Purchase of property and equipment	(61,876)	(91,094)	(9,153)	-32.1%	29,218
Purchase of long-term investments	(7,508)	(4,279)	-	75.5%	(3,229)
Free cash flow	$(144,707)	$(157,567)	$(49,246)	-8.2%	$12,860
The changes in free cash flow for the years ended December 31, 2023, 2022, and 2021 reflected the factors driving net cash used in operating activities, and an increase of purchases of property and equipment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.
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

	Year Ended December 31,
	2023			2022			2021
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$557,723	$-	$557,723	$388,832	$-	$388,832	$259,751	$-	$259,751
Cost of revenue	(281,508)	(1,406)	(280,102)	(205,217)	(520)	(204,697)	(144,895)	(397)	(144,498)
Gross profit	276,215	(1,406)	277,621	183,615	(520)	184,135	114,856	(397)	115,253
Operating expenses:
Sales and marketing	(47,019)	(5,684)	(41,335)	(39,889)	(1,877)	(38,012)	(26,733)	(1,802)	(24,931)
Research and development	(92,709)	(8,459)	(84,250)	(62,226)	(2,565)	(59,661)	(34,207)	(1,115)	(33,092)
General and administrative	(40,648)	(11,789)	(28,859)	(22,465)	(2,768)	(19,697)	(15,214)	(1,803)	(13,411)
Income (loss) from operations	$95,839	$(27,338)	$123,177	$59,035	$(7,730)	$66,765	$38,702	$(5,117)	$43,819
Adjusted operating income for the year ended December 31, 2023, as compared with the year ended December 31, 2022, increased by $56.4 million due to a $36.8 million increase in income from operations and a $19.6 million increase in stock-based compensation expense. Adjusted operating income for the year ended December 31, 2022, as compared with the year ended December 31, 2021, increased by $22.9 million due to a $20.3 million increase in income from operations and a $2.6 million increase in stock-based compensation expense.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
As a result of our operating, investing and financing activities, we are exposed to market risks such as interest rate risk and foreign currency exchange rate risk. We are also exposed to credit risk as a result of our normal business activities.
Foreign Currency Exchange Risk
Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency, while the functional currency of our subsidiaries in mainland China is RMB, and the functional currency of our subsidiary in Korea is the Korean Won, or the KRW. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of the transactions. Any difference between the initially recorded amount and the settlement amount is recorded as a gain or loss on foreign currency transaction in our consolidated statements of comprehensive income (loss). Monetary assets and liabilities denominated in a foreign currency are translated at the functional currency rate of exchange as of the date of a consolidated balance sheet. Any difference is recorded as a gain or loss on foreign currency translation in the appropriate consolidated statement of operations. In accordance with ASC Topic 830, Foreign Currency Matters, we translate the assets and liabilities into U.S. dollars from RMB using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of comprehensive income (loss) and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in stockholders’ equity as part of accumulated other comprehensive income.
The majority of our business is conducted through our ACM Shanghai subsidiary that manufactures and sells our products in various global markets, and we also have operations in Korea, the Taiwan Region, the United States, and other countries. We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase raw materials, pay wages, and make payments to our supply chain in foreign currencies, primarily RMB, and also the KRW. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, because of our significant manufacturing operations in mainland China, a weakening RMB is advantageous and a strengthening RMB is disadvantageous to our financial results. At this time, we have not established a formal hedging policy to attempt to reduce the inherent risks of potential currency fluctuations on our global operations. We report the impact of foreign exchange fluctuations in the other income (expense) line item of our Consolidated Statements of Comprehensive Income statements. For 2023, 2022, and 2021, the effect of fluctuations of foreign currencies contributed realized gains (losses) of $(2.0) million, 1.7 million, and ($0.6 million), respectively.
The mainland China government imposes significant exchange restrictions on fund transfers out of mainland China that are not related to business operations. To date these restrictions have not had a material impact on us because we have not engaged in any significant transactions that are subject to the restrictions.
Interest Rate Risk
As of December 31, 2023, 2022, and 2021, the balance of our short term bank borrowings (see note 9 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”), mature at various dates within the following year and do not expose us to interest rate risk. As of December 31, 2023, the balance of our long-term borrowings (see note 12 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”) carries a fixed interest rated and we may be exposed to fair value interest rate risk.
We have implemented policies and procedures to measure, manage, monitor and report risk exposures, which are reviewed regularly by management and the board of directors. We identify risk exposures and monitor and manage such risks on an ongoing basis.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ACM Research, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ACM Research, Inc. (the Company) as of December 31, 2023, the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter
As described in Notes 2 to the consolidated financial statements, the Company recognizes revenue from tools and spare parts at a point in time, when the Company has satisfied its performance obligation. For shipments made to a customer that has not previously accepted a specific type of tool (“first tools”), revenues are recognized when the tools are accepted by the customer. For shipments made to a customer that have previously accepted a specific type of tool (“repeat shipments”), revenues are recognized upon shipment or delivery because the Company can objectively demonstrate that the tools meet all the required customer specifications.

Evaluating the sufficiency of audit evidence to validate whether the Company can objectively identify repeat shipments required auditor judgment and significant audit effort because the Company’s tools are highly customized for each customer.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue process. For example, we tested the controls over management’s review of the Company’s analysis to determine whether the repeat shipments identified have been previously accepted by the same customer.

To test whether the Company can objectively demonstrate that the highly customized tools are repeat shipments, our audit procedures, among others, included performing direct inquiries with the Company’s personnel from its sales and engineering department to understand the Company’s process of identifying repeat shipments and the quality control department to understand the quality control process. We applied auditor judgment to determine the nature and extent of procedures to be performed by testing all the sales transactions identified as repeat shipments during the year. Specifically for all repeat shipments, we obtained the quality control reports signed by the Company’s quality control department. We also identified the similar tools previously sold to and accepted by the same customer by comparing the executed contracts or purchase orders of both tools, and inspected the acceptance confirmation from the customer of the previous tools to verify that the Company was able to objectively demonstrate that repeat shipments meet all the required customer specifications with its established history of customer acceptance. We evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed over repeat shipments, including the appropriateness of the nature and extent of audit effort.

/s/ Ernst & Young Hua Ming LLP

We have served as the Company's auditor since 2023.

Shanghai, the People’s Republic of China

February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ACM Research, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ACM Research, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ACM Research, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young Hua Ming LLP

Shanghai, the People’s Republic of China

February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACM Research, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ACM Research, Inc. and subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Armanino LLP

We served as the Company’s auditor in 2022. In 2023, we became the predecessor auditor.

San Ramon, California

March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
ACM Research, Inc.
Fremont, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows of ACM Research, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/BDO China Shu Lun Pan Certified Public Accountants LLP

We served as the Company’s auditor from 2015 to 2022.

Shenzhen, The People’s Republic of China

March 1, 2022, except for the effects of the common stock split discussed in Notes 1 and 2 to the consolidated financial statements, as to which the date is March 1, 2023.

ACM RESEARCH, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents (note 2)	$182,090	$247,951
Restricted cash	1,083	500
Short-term time deposits (note 2)	80,524	70,492
Short-term investments (note 15)	21,312	20,209
Accounts receivable, net (note 4)	283,186	182,936
Other receivables	40,065	29,617
Inventories, net (note 5)	545,395	393,172
Advances to related party (note 16)	2,432	3,322
Prepaid expenses	20,023	15,607
Total current assets	1,176,110	963,806
Property, plant and equipment, net (note 6)	201,848	82,875
Land use right, net (note 7)	8,367	8,692
Operating lease right-of-use assets, net (note 11)	7,026	2,489
Intangible assets, net	2,538	1,255
Long-term time deposits (note 2)	40,818	101,956
Deferred tax assets (note 19)	20,271	6,703
Long-term investments (note 14)	27,880	17,459
Other long-term assets (note 8)	6,050	50,265
Total assets	$1,490,908	$1,235,500
Liabilities and Equity
Current liabilities:
Short-term borrowings (note 9)	$31,335	$56,004
Current portion of long-term borrowings (note 12)	6,783	2,322
Related party accounts payable (note 16)	11,407	14,468
Accounts payable	141,814	101,735
Advances from customers	181,368	153,773
Deferred revenue	3,687	4,174
Income taxes payable (note 19)	6,401	3,469
FIN-48 payable (note 19)	12,149	6,686
Other payables and accrued expenses (note 10)	102,951	52,201
Current portion of operating lease liability (note 11)	2,764	1,382
Total current liabilities	500,659	396,214
Long-term borrowings (note 12)	53,952	18,687
Long-term operating lease liability (note 11)	4,262	1,107
Other long-term liabilities (note 13)	5,873	7,321
Total liabilities	564,746	423,329
Commitments and contingencies (note 21)
Equity:
Stockholders’ equity:
Class A Common stock (note 17)	6	5
Class B Common stock (note 17)	1	1
Additional paid-in capital	629,845	604,089
Retained earnings	156,827	94,426
Statutory surplus reserve (note 2)	30,060	16,881
Accumulated other comprehensive loss	(49,349)	(40,546)
Total ACM Research, Inc. stockholders’ equity	767,390	674,856
Non-controlling interests	158,772	137,315
Total equity	926,162	812,171
Total liabilities and equity	$1,490,908	$1,235,500
The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue (note 3)	$557,723	$388,832	$259,751
Cost of revenue, including cost of revenue from related party of $31,240 and $26,313 for the year ended December 31, 2023 and 2022, respectively (note 16)	281,508	205,217	144,895
Gross profit	276,215	183,615	114,856
Operating expenses:
Sales and marketing	47,019	39,889	26,733
Research and development	92,709	62,226	34,207
General and administrative	40,648	22,465	15,214
Total operating expenses	180,376	124,580	76,154
Income from operations	95,839	59,035	38,702
Interest income	8,354	8,740	505
Interest expense	(2,681)	(1,655)	(765)
Realized gain from sale of short-term investments	9,047	1,116	—
Unrealized gain (loss) on short-term investments	(2,737)	(7,855)	607
Other income (expense), net	(1,558)	3,315	(631)
Income from equity method investments	9,952	4,666	4,637
Income before income taxes	116,216	67,362	43,055
Income tax expense (note 19)	(19,364)	(16,798)	(134)
Net income	96,852	50,564	42,921
Less: Net income attributable to non-controlling interests	19,503	11,301	5,164
Net income attributable to ACM Research, Inc.	$77,349	$39,263	$37,757
Comprehensive income (loss):
Net income	$96,852	$50,564	$42,921
Foreign currency translation adjustment, net of tax	(10,617)	(59,102)	4,695
Comprehensive income (loss)	86,235	(8,538)	47,616
Less: Comprehensive income attributable to non-controlling interests	17,689	1,854	5,607
Comprehensive income (loss) attributable to ACM Research, Inc.	$68,546	$(10,392)	$42,009

Net income per common stock (note 2):
Basic	$1.29	$0.66	$0.65
Diluted	$1.16	$0.59	$0.58

Weighted average common stock outstanding used in computing per share amounts (note 2):
Basic	60,164,670	59,235,975	57,654,708
Diluted	64,870,543	65,341,771	65,356,716

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except per share data)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balance at December 31, 2020	50,690,079	$5	5,407,818	$1	$102,000	$29,899	$4,388	$4,857	$67,020	$208,170
Net income	-	-	-	-	-	37,757	-	-	5,164	42,921
Appropriation to statutory surplus reserves	-	-	-	-	-	(3,924)	3,924	-	-	—
Foreign currency translation adjustment	-	-	-	-	-	-	-	4,252	443	4,695
Exercise of stock options	1,870,803	-	-	-	3,430	-	-	-	-	3,430
Stock-based compensation	-	-	-	-	5,117	-	-	-	-	5,117
Exercise of stock warrants	728,043	-	0	-	1,820	-	-	-	-	1,820
Conversion of Class B common stock to Class A common stock	320,004	-	(320,004)	-	-	-	-	-	-	—
Proceeds from a subsidiary equity issuance	0	-	-	-	482,678	-	-	-	62,834	545,512
Balance at December 31, 2021	53,608,929	5	5,087,814	1	595,045	63,732	8,312	9,109	135,461	811,665
Net income	-	-	-	-	-	39,263	-	-	11,301	50,564
Appropriation to statutory surplus reserves	-	-	-	-	-	(8,569)	8,569	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(49,655)	(9,447)	(59,102)
Exercise of stock options	980,354	-	-	-	1,314	-	-	-	-	1,314
Stock-based compensation	-	-	-	-	7,730	-	-	-	-	7,730
Conversion of Class B common stock to Class A common stock	66,003	-	(66,003)	-	-	-	-	-	-	-
Balance at December 31, 2022	54,655,286	5	5,021,811	1	604,089	94,426	16,881	(40,546)	137,315	812,171
Cumulative effect of change in accounting principle under ASC 326, net of tax						(1,769)				(1,769)
Net income	-	-	-	-	-	77,349	-	-	19,503	96,852
Appropriation to statutory surplus reserves						(13,179)	13,179
Foreign currency translation adjustment	-	-	-	-	-	-	-	(8,803)	(1,814)	(10,617)
Exercise of stock options	1,380,886	1	-	-	2,303	-	-	-	3,834	6,138
Stock-based compensation	-	-	-	-	23,453	-	-	-	3,885	27,338
ACM Shanghai dividends	-	-	-	-	-	-	-	-	(3,951)	(3,951)
Balance at December 31, 2023	56,036,172	$6	5,021,811	$1	$629,845	$156,827	$30,060	$(49,349)	$158,772	$926,162
The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$96,852	$50,564	$42,921
Adjustments to reconcile net income from operations to net cash used in operating activities
Non-cash operating lease cost	3,580	2,816	2,451
Depreciation and amortization	8,092	5,366	2,353
Gain on disposals of property, plant and equipment	(2)	(12)	—
Realized gain on short-term investments	(9,047)	(1,116)	—
Income from equity method investments	(9,952)	(4,666)	(4,637)
Unrealized loss (gain) on short-term investments	2,737	7,855	(607)
Inventory provision	575	2,248	75
Provision for credit losses	2,741	—	—
Deferred income taxes	(13,647)	4,027	(1,840)
Stock-based compensation	27,338	7,730	5,117
Net changes in operating assets and liabilities:
Accounts receivable	(108,749)	(88,655)	(47,624)
Income tax recoverable	—	—	(1,082)
Other receivables	(4,213)	(7,331)	(8,420)
Inventories	(164,027)	(195,562)	(127,731)
Advances to related party (note 16)	890	(939)	(776)
Prepaid expenses	(5,075)	(3,695)	(9,830)
Other long-term assets	—	3,986	(4,521)
Related party accounts payable (note 16)	(3,061)	6,569	3,806
Accounts payable	42,343	17,501	61,405
Advances from customers	29,974	104,258	34,831
Deferred revenue	2,693	994	226
Income taxes payable	3,009	3,236	2,200
FIN-48 payable	5,463	4,404	10,551
Other payables and accrued expenses	21,375	23,406	3,180
Operating lease liabilities	(3,580)	(2,816)	(2,451)
Other long-term liabilities	(1,632)	(2,362)	310
Net cash used in operating activities	(75,323)	(62,194)	(40,093)

Cash flows from investing activities:
Purchase of property and equipment	(61,876)	(91,094)	(9,153)
Purchase of intangible assets	(2,462)	(1,426)	(559)
Purchase of long-term investments (note 14)	(7,508)	(5,279)	(1,568)
Purchase of short-term investments (note 15)	(18,356)	—	—
Purchase of time deposits	(26,120)	(172,448)	—
Proceeds from maturity of time deposits	79,600	—	—
Proceeds from sale of short-term investments (note 15)	21,735	4,577	—
Proceeds from disposal of long-term investments	8,242	—	—
Net cash used in investing activities	(6,745)	(265,670)	(11,280)

Cash flows from financing activities:
Proceeds from short-term borrowings	31,334	56,004	22,884
Repayments of short-term borrowings	(55,068)	(9,224)	(39,809)
Proceeds from long-term borrowings	42,360	—	7,056
Repayments of long-term borrowings	(2,283)	(2,223)	(2,127)
ACM Shanghai dividends	(3,951)	-	—
Proceeds from exercise of stock options	6,138	1,314	3,430
Proceeds from a subsidiary equity issuance, net of issuance costs	—	—	545,512
Proceeds from warrant exercise to common stock	—	—	1,820
Net cash provided by financing activities	18,530	45,871	538,766

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,740)	$(32,623)	$3,908
Net increase (decrease) in cash, cash equivalents and restricted cash	$(65,278)	$(314,616)	$491,301

Cash, cash equivalents and restricted cash at beginning of period	248,451	563,067	71,766
Cash, cash equivalents and restricted cash at end of period	$183,173	$248,451	$563,067

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$2,681	$1,655	$765
Cash paid for income taxes	$26,103	$3,586	$1,132

Reconciliation of cash, cash equivalents and restricted cash in consolidated statements of cash flows:
Cash and cash equivalents	$182,090	$247,951	$562,548
Restricted cash	1,083	500	519
Cash, cash equivalents and restricted cash	$183,173	$248,451	$563,067
Non-cash financing activities:
Cashless exercise of stock options	$333	$221	$137
Non-cash investing activities:
Transfer from inventory to property, plant and equipment	$4,379	$—	$—
Purchase property, plant and equipment through accounts payable and other payable	$33,750	$—	$—
Transfer of prepayment for property to property, plant and equipment	$—	$41,497	$—
The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
NOTE 1 – DESCRIPTION OF BUSINESS
ACM Research, Inc. (“ACM” or "ACM Research") and its subsidiaries (collectively with ACM, the “Company”) develop, manufacture and sell single-wafer wet cleaning equipment used to improve the manufacturing process and yield for advanced integrated chips. The Company markets and sells its single-wafer wet-cleaning equipment, under the brand name “Ultra C,” based on the Company’s proprietary Space Alternated Phase Shift (“SAPS”) and Timely Energized Bubble Oscillation (“TEBO”) technologies. These tools are designed to remove random defects from a wafer surface efficiently, without damaging the wafer or its features, even at increasingly advanced process nodes.
ACM was incorporated in California in 1998, and it initially focused on developing tools for manufacturing process steps involving the integration of ultra-low-K materials and copper. The Company’s early efforts focused on stress-free copper-polishing technology, and it sold tools based on that technology in the early 2000s.
In 2006, the Company established its operational center in Shanghai in the People’s Republic of China ("mainland China"), where it operates through ACM’s subsidiary, ACM Research (Shanghai), Inc. (“ACM Shanghai”). ACM Shanghai was formed to help establish and build relationships with integrated circuit manufacturers in mainland China, and the Company initially financed its Shanghai operations in part through sales of non-controlling equity interests in ACM Shanghai.
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
In 2011, ACM Shanghai formed a wholly owned subsidiary in mainland China, ACM Research (Wuxi), Inc. (“ACM Wuxi”), to manage sales and service operations.
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
In December 2017, ACM formed a wholly owned subsidiary in the Republic of Korea (“Korea”), ACM Research Korea CO., LTD. (“ACM Korea”), to serve customers based in Korea and perform sales, marketing, research and development activities for new products and solutions.
In March 2019, ACM Shanghai formed a wholly owned subsidiary in mainland China, Shengwei Research (Shanghai), Inc. (“ACM Shengwei”), to manage activities related to the addition of future long-term production capacity.
In June 2019, CleanChip formed a wholly owned subsidiary in California, ACM Research (CA), Inc. (“ACM California”), to provide procurement services on behalf of ACM Shanghai.
In June 2019, ACM announced plans to complete over the next three years a listing (the “STAR Listing”) of shares of ACM Shanghai on the Shanghai Stock Exchange’s new SciTech innovAtion boaRd, known as the STAR Market, and a concurrent initial public offering (the “STAR IPO”) of ACM Shanghai shares in mainland China. ACM Shanghai is currently ACM’s primary operating subsidiary, and at the time of announcement, was wholly owned by ACM. To meet a STAR Listing requirement that it have multiple independent stockholders in mainland China, ACM Shanghai completed private placements of its shares in June and November 2019, following which, as of September 30, 2020, the private placement investors held a total of 8.3% of the outstanding shares of ACM Shanghai and ACM Research held the remaining 91.7%. As part of the STAR Listing process, in June 2020 the ownership interests held by the private investors were reclassified from redeemable non-controlling interests to non-controlling interests as the redemption feature was terminated. In preparation for the STAR IPO, ACM completed a reorganization in December 2020 that included the sale of all of the shares of CleanChip by ACM to ACM Shanghai for $3,500. The reorganization and sale had no impact on ACM’s consolidated financial statements.
In August 2021, ACM formed a wholly owned subsidiary in Singapore, ACM research (Singapore) PTE, Ltd. to perform sales, marketing, and other business development activities.
In November 2021, ACM’s operating subsidiary ACM Shanghai, completed its STAR IPO and its shares began trading on the STAR Market. In the STAR IPO, ACM Shanghai issued 43,355,753 shares, representing 10% of the total 433,557,100 shares outstanding after the issuance. The shares were issued at a public offering price of RMB 85.00 per share, and the net proceeds of the STAR IPO, after issuance costs, totaled $545,512. Upon completion of the STAR IPO, ACM owned 82.5% of the outstanding ACM Shanghai shares. However, in May 2023, ACM's ownership declined to 82.1% due to the exercise of 2,150,309 stock options related to ACM Shanghai shares.
In February 2022, ACM Shanghai formed a wholly owned subsidiary in China, ACM Research (Beijing), Inc. (“ACM Beijing”), to perform sales, marketing and other business development activities.
In March 2022, ACM formed a wholly owned subsidiary in Korea, Hanguk ACM CO., LTD, to perform business development and other related activities.
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

The Company has direct or indirect interests in the following subsidiaries:

	Place and date of incorporation	Effective interest held as at December 31,
Name of subsidiaries		2023	2022
ACM Research (Shanghai), Inc.	Mainland China, May 2005	82.1%	82.5%
ACM Research (Wuxi), Inc.	Mainland China, July 2011	82.1%	82.5%
CleanChip Technologies Limited	Hong Kong, June 2017	82.1%	82.5%
ACM Research Korea CO., LTD.	Korea, December 2017	82.1%	82.5%
ACM Research (Lingang), Inc. (1)	Mainland China, March 2019	82.1%	82.5%
ACM Research (CA), Inc.	USA, April 2019	82.1%	82.5%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd.	Singapore, August 2021	100.0%	100.0%
ACM Research (Beijing), Inc.	Mainland China, February 2022	82.1%	82.5%
Hanguk ACM CO., LTD	Korea, March 2022	100.0%	100.0%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	82.1%	-
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	59.4%	-
(1) ACM Research (Lingang) Inc., or ACM Lingang, is the English name referred to by its Chinese language name Shengwei Research (Shanghai), Inc. in prior filings. ACM Research (Lingang), Inc. and Shengwei Research (Shanghai), Inc. refer to the same entity.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements include the accounts of ACM and its subsidiaries, including ACM Shanghai and its subsidiaries. ACM’s subsidiaries are those entities in which ACM, directly and indirectly, controls more than a majority of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”)
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for revenue recognition and deferred revenue, the valuation and recognition of fair value of certain short-term and long-term investments, stock-based compensation arrangements, realization of deferred tax assets, assessment for impairment of long-lived assets and long-term investments, allowance for credit losses, inventory valuation, useful lives of property, plant and equipment and useful lives of intangible assets.
Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates and assumptions.
Common Stock Split
All prior period share and per share amounts and common stock presented in the accompanying financial statements and these notes thereto has been retroactively adjusted to reflect the impact of the Stock Split. Proportional adjustments were also made to outstanding awards under the Company’s stock-based compensation plans.

Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These classifications had no impact on the Company’s results of operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and bank deposits that are unrestricted as to withdrawal and use, and highly liquid investments with an original maturity date of three months or less at the date of purchase. At times, cash deposits may exceed government-insured limits.
The following table presents cash and cash equivalents, according to jurisdiction as of December 31, 2023 and 2022:

	December 31,
	2023	2022
United States	$43,614	$25,011
Mainland China	70,418	129,695
China Hong Kong	64,057	89,187
Korea	3,934	4,007
Singapore	67	51
Total	$182,090	$247,951
The amounts in mainland China do not include short-term and long-term time deposits which totaled $121,342 and $172,448 at December 31, 2023 and 2022, respectively.
Cash held in the U.S. exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits and is subject to risk of loss. No losses have been experienced to date.
Cash amounts at the banks in mainland China are subject to a series of risk control regulatory standards from mainland China bank regulatory authorities. ACM’s subsidiaries in mainland China are required to obtain approval from the State Administration of Foreign Exchange (“SAFE”) to transfer funds into or out of mainland China. SAFE requires a valid agreement to approve the transfers, which are processed through a bank. Other than these mainland China foreign exchange restrictions, ACM’s subsidiaries in mainland China are not subject to any mainland China restrictions and limitations on its ability to transfer funds to ACM Research or among our other subsidiaries. However, cash held by ACM’s subsidiaries in mainland China does exceed applicable insurance limits and is subject to risk of loss, although no such losses have been experienced to date.
ACM California periodically procures goods and services on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the years ended December 31, 2023 and December 31, 2022, cash payments from ACM Shanghai to ACM California for the procurement of goods and services were $42.5 million and $30.2 million, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.
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
For the year ended December 31, 2023, ACM Shanghai paid $19,200 in dividends to ACM Research.
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
Amounts held in Korea exceed the Korea Deposit Insurance Corporation (“KDIC”) insurance limits and are subject to risk of loss. No losses have been experienced to date.
There is no additional restriction for the transfer of cash from bank accounts in the U.S., Korea, Singapore, and Hong Kong.
Time Deposits

Time deposits are deposited with banks in mainland China with fixed terms and interest rates which cannot be withdrawn before maturity, and are presented as short-term deposits and long-term deposits in the consolidated financial statements based on their expected time of collection. They are also subject to the risk control regulatory standards described above upon maturity. Time deposits consisted of the following:

	December 31,
	2023	2022
Deposit in China Merchant Bank which matured on January 29, 2023 with an annual interest rate of 2.25%	$—	$38,772
Deposit in China Everbright Bank which matured on January 29, 2023 with an annual interest rate of 2.25%	—	14,360
Deposit in China Everbright Bank which matured on May 22, 2023 with an annual interest rate of 5.07%	—	3,000
Deposit in China Industrial Bank which matured on January 30, 2023 with an annual interest rate of 2.15%	—	14,360
Deposit in China Merchant Bank which matured on January 29, 2024 with an annual interest rate of 2.85%	29,797	28,720
Deposit in Bank of Ningbo which matured on February 17, 2024 with an annual interest rate of 2.85%	44,630	43,080
Deposit in Shanghai Pudong Development Bank which matures on October 20, 2025 with an annual interest rate of 3.10%	7,322	7,180
Deposit in Shanghai Pudong Development Bank which matures on November 14, 2025 with an annual interest rate of 3.10%	7,307	7,180
Deposit in Shanghai Pudong Development Bank which matures on December 8, 2025 with an annual interest rate of 3.10%	4,376	4,308
Deposit in Shanghai Pudong Development Bank which matures on December 15, 2025 with an annual interest rate of 3.10%	4,373	4,308
Deposit in Shanghai Pudong Development Bank which matures on December 30, 2025 with an annual interest rate of 3.10%	2,912	7,180
Deposit in China Industrial Bank which matures on January 30, 2026 with an annual interest rate of 3.15%	14,528	—
Deposit in China Everbright Bank which matured on January 5, 2024 with an annual interest rate of 5.38%	3,079	—
Deposit in China Everbright Bank which matures on May 22, 2024 with an annual interest rate of 5.38%	3,018	—
	$121,342	$172,448
For the years ended December 31, 2023 and 2022, respectively, interest income related to time deposits was $3,689 and $3,472, respectively.

Accounts Receivable
Prior to adoption of Accounting Standards Update, or ASU, 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After adoption of ASC 326, as of January 1, 2023, the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. At December 31, 2023, and 2022, the Company, based on a review of its outstanding balances and its customers, determined the allowance for credit losses were $4,830 and $0, respectively.
Land Use Right, Net
The land use right represents the cost to purchase a right to use state-owned land in mainland China with lease terms of 50 years expiring in 2070, for which an upfront lump-sum payment was made during the year ended December 31, 2021. The land use rights are treated as operating lease. The Company classifies the land use right as non-current assets on the consolidated balance sheets (note 7).
Inventory
Inventory consists of raw materials and related goods, work-in-progress, finished goods, and other consumable materials such as spare parts.
Inventory was recorded at the lower of cost or net realizable value at December 31, 2023 and 2022.
•The cost of a general inventory item is determined using the moving weighted average method. The cost of an inventory item purchased specifically for a customized product is determined using the specific identification method. Low-cost consumable materials and packaging materials are expensed as incurred.
•Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete or dispose.
The Company assesses the recoverability of all inventories quarterly to determine if any adjustments are required. Potential excess or obsolete inventory is written down based on management’s analysis of inventory levels and estimates of future 12-month demand and market conditions.
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
Intangible Assets, Net
Intangible assets consist of purchase software. Assets are valued at cost at the time of acquisition and are amortized over their beneficial periods.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities in the consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.
Revenue Recognition
The Company derives revenue principally from the sale of semiconductor capital equipment. Revenue from contracts with customers is recognized using the following five steps pursuant ASC Topic 606, Revenue from Contracts with Customers:
1.Identify the contract(s) with a customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations in the contract; and
5.Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Recognize revenue when, or as, a performance obligation is satisfied. The Company recognizes revenue from tools and spare parts at a point in time, when the Company has satisfied its performance obligation. The Company’s sales arrangements do not include a general right of return. For shipments made to a customer that has not previously accepted a specific type of tool (“first tools”), revenues are recognized when the tools are accepted by the customer. For shipments made to a customer that has previously accepted a specific type of tool ("repeat shipment"), revenues are recognized upon shipment or delivery because the Company can objectively demonstrate that the tools meet all the required customer specifications.

The Company’s warranties provide assurance that its products will function as expected and in accordance with certain specifications. The Company’s warranties are intended to safeguard the customer against existing defects and do not provide any incremental service to the customer. They are not separate performance obligations and are accounted for under FASB ASC Topic 460, Guarantees.

Contract liabilities include payments received from customers prior to the transfer of control of certain goods which are recorded as advances from customers, and spare parts sold together with its tools which are recorded as deferred revenue. The Company does not have contract assets.
Cost of Revenue

Cost of revenue primarily consists of: direct materials, comprised principally of parts used in assembling equipment, together with crating and shipping costs; direct labor, including salaries and other labor related expenses attributable to the Company’s manufacturing department; allocated overhead cost, such as personnel cost, depreciation expense, expenses associated with supply chain management and quality assurance activities, inventory provision, as well as shipping insurance premiums.
Research and Development Costs
Research and development costs relating to the development of new products and processes, significant improvements and refinements to existing products or the process of supporting customer evaluations of tools, and the development of new tools for evaluation by customers during the product demonstration process, are expensed as incurred.
Shipping and Handling Costs
Shipping and handling costs, which relate to transportation of products to customer locations, are charged to selling and marketing expense. For the years ended December 31, 2023, 2022 and 2021, shipping and handling costs included in sales and marketing expenses were $1,582, $1,507, and $923, respectively.
Borrowing Costs
Borrowing costs attributable directly to the acquisition, construction or production of qualifying assets that require a substantial period of time to be ready for their intended use or sale are capitalized as part of the cost of those assets. Income earned on temporary investments of specific borrowings pending their expenditure on those assets is deducted from borrowing costs capitalized. All other borrowing costs are recognized in interest expense in the consolidated statements of comprehensive income (loss) in the period in which they are incurred.

Warranty
For each of its products, the Company generally provides a standard assurance type warranty ranging from 12 to 36 months and covering replacement of the product during the warranty period. The Company accounts for the estimated warranty costs at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, the Company calculates a rate of warranty expenses to revenue to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. Warranty obligations are included in other payables and accrued expenses in the consolidated balance sheets. The following table shows changes in the Company’s warranty obligations for the years ended December 31, 2023, 2022 and 2021, respectively.

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$8,780	$6,631	$3,975
Additions	7,969	5,379	5,026
Utilized	(6,915)	(3,230)	(2,370)
Balance at end of period	$9,834	$8,780	$6,631
Government Subsidies
ACM Shanghai has received seven special government grants. The governmental grants contain certain operating conditions, and the Company is required to go through a government due diligence process once the project is complete. Unearned government subsidies received are deferred and recorded as other long-term liabilities (note 13) in the consolidated balance sheet until the criteria for such recognition are satisfied. Grant amounts are recognized in our statements of comprehensive income (loss) as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2023, 2022, and 2021, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of comprehensive income (loss) were $1,740, $1,201 and $11,260, respectively.
•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. For the years ended December 31, 2023, 2022, and 2021, related government subsidies recognized as other income in the consolidated statements of comprehensive income (loss) were $533, $306, and $200, respectively.
Stock-based Compensation
ACM and ACM Shanghai grants stock options to employees and non-employee consultants and directors and accounts for those stock-based awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.
Stock-based awards granted to employees and non-employee consultants and directors are measured at the fair value of the awards on the grant date and are recognized as expenses either (a) immediately on grant, if no vesting conditions are required or (b) using the graded vesting method, net of estimated forfeitures, over the requisite service period. The fair value of stock options is determined using the Black-Scholes valuation model when there are service and performance condition attached or the Monte Carlo valuation model when there is market condition attached. Stock-based compensation is charged to the category of operating expense corresponding to the service function of the employees and non-employee consultants and directors.
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
Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock is calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$96,852	$50,564	$42,921
Less: Net income attributable to non-controlling interests	19,503	11,301	5,164
Net income available to common stockholders, basic	$77,349	$39,263	$37,757
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	1,841	584	108
Net income available to common stockholders, diluted	$75,508	$38,679	$37,649
Weighted average shares outstanding, basic (1)	60,164,670	59,235,975	57,654,708
Effect of dilutive securities	4,705,873	6,105,796	7,702,008
Weighted average shares outstanding, diluted	64,870,543	65,341,771	65,356,716

Net income per share of common stock:
Basic	$1.29	$0.66	$0.65
Diluted	$1.16	$0.59	$0.58
(1)The results for 2021 have been adjusted to reflect the three-for-one stock split effected in the form of a stock dividend in March 2022. See Note 2 for details.
Basic and diluted net income per share of common stock is presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per share of common stock is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM did not have any participating securities outstanding during the three-year periods ending December 31, 2023.
ACM has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the years ended December 31, 2023, 2022 and 2021, the net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of comprehensive income (loss) and in the above computation of net income per share of common stock.
Diluted net income per share of common stock reflects the potential dilution from securities, including stock options, that could share in ACM’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were 3,651,337, 1,795,340 and 98,800 the years ended December 31, 2023, 2022, and 2021, respectively.
Comprehensive Income (loss)
The Company applies FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement with the same prominence as other financial statements. The Company’s comprehensive income (loss) includes net income and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive income (loss).
Statutory Surplus Reserve
The income of ACM’s mainland China subsidiaries is distributable to their shareholders after transfers to reserves as required under relevant mainland China laws and regulations and the subsidiaries’ Articles of Association. As stipulated by the relevant laws and regulations in mainland China, mainland China subsidiaries are required to maintain reserves, including reserves for statutory surpluses and public welfare funds that are not distributable to shareholders. A mainland China subsidiary’s appropriations to the reserves are approved by its board of directors. At least 10% of annual statutory after-tax profits, as determined in accordance with mainland China accounting standards and regulations, is required to be allocated to the statutory surplus reserves. If the cumulative total of the statutory surplus reserves reaches 50% of a mainland China subsidiary’s registered capital, any further appropriation is optional.
Statutory surplus reserves may be used to offset accumulated losses or to increase the registered capital of a mainland China subsidiary, subject to approval from the relevant mainland China authorities, and are not available for dividend distribution to the subsidiary’s shareholders. The mainland China subsidiaries are prohibited from distributing dividends unless any losses from prior years have been offset. Except for offsetting prior years’ losses, however, statutory surplus reserves must be maintained at a minimum of 25% of share capital after such usage. ACM Shanghai estimated a statutory surplus reserve of $30,060 and $16,881 based on an accumulated profit as of December 31, 2023 and 2022, respectively, which is included in the statutory surplus reserve in the consolidated balance sheets.
Noncontrolling interests
A noncontrolling interest is recognized to reflect the portion of subsidiaries’ equity which is not attributable, directly or indirectly, to ACM Research. Consolidated net income on the consolidated statements of comprehensive income (loss) includes the net income attributable to noncontrolling interests. The cumulative results of operations attributable to noncontrolling interests are recorded as “noncontrolling interests” in the Company’s consolidated balance sheets.
Financial Instruments

The Company periodically invests in equity securities, and maintains an investment portfolio of various holdings, types, and maturities. For equity investments that do not have a readily determinable fair value, the Company classified them as long-term investments, and records them using either: 1) the measurement alternative which measures the equity investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes; or 2) the equity method whereby the Company recognizes its proportional share of the income or loss from the equity method investment. The equity method is utilized when the equity investments are common stock or in substance common stock, and the Company does not have the ability to control the investee but is deemed to have the ability to exercise significant influence over the investee’s operating or financial policies. For equity investments that have a readily determinable fair value, the Company classified them as short-term investments, and records them at fair market value on a recurring basis based upon quoted market prices. Realized and unrealized gains and losses resulting from application of the measurement alternative, the impact of the application of the equity method to the Company’s equity investments, and recognition of changes in fair market value, as applicable, are recognized as non-operating income (expenses), net in the condensed consolidated statements of comprehensive income (loss).

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

The Company’s primary financial instruments include its cash, cash equivalents, short term and long term deposits, restricted cash, short-term and long-term investments, accounts receivable, other receivables, accounts payable, and short-term and long-term borrowings. The estimated fair value of cash and cash equivalents, restricted cash, short-term time deposits, accounts receivable, other receivable, accounts payable, and short-term borrowings approximates their carrying value due to the short period of time to their maturities.
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
Assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2023
Assets
Cash and cash equivalents	$182,090	$-	$-	$182,090
Short-term investments	21,312	-	-	21,312
	$203,402	$-	$-	$203,402

As of December 31, 2022
Assets
Cash and cash equivalents	$247,951	$-	$-	$247,951
Short-term investments	20,209	-	-	20,209
	$268,160	$-	$-	$268,160

Assets and liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2023
Assets
Investments accounted for using measurement alternative	$—	$—	$10,378	$10,378
	$—	$—	$10,378	$10,378

The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2022.

The non-recurring fair value measurements to the carrying amount of equity investments accounted for using measurement alternative usually requires management to estimate a price adjustment for the different rights and obligations between a similar instrument of the same issuer with an observable price change in an orderly transaction and the investment held by the Company. These non-recurring fair value measurements were measured by using the observable transaction price and other unobservable inputs (level 3) as of the observable transaction dates.

Refer to Note 12 for fair value information related to the Company’s outstanding long-term borrowings as of December 31, 2023 and December 31, 2022.
Operating and Financial Risks
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, time deposits, and accounts receivable. The Company deposits and invests its cash with financial institutions that management believes are creditworthy.
The Company is potentially subject to concentrations of credit risks in its accounts receivable and revenue. For the years ended December 31, 2023, 2022 and 2021 three customers accounted for 45.5%, three customers accounted for 43.8% of revenue, and two customers accounted for 48.9%, of revenue, respectively.
As of December 31, 2023 and 2022 four customers accounted for 59.1% and two customers accounted for 42.6%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.
Interest Rate Risk
As of December 31, 2023 and 2022, the balance of the Company’s short term bank borrowings (note 9) were scheduled to mature at various dates within the following year and thus exposed the Company to modest interest rate risk. As of December 31, 2023, the Company’s long-term borrowings (note 12) carry a fixed interest rate, and the Company may be exposed to the fair value interest rate risk.
Liquidity Risk
The Company’s working capital at December 31, 2023 and 2022 was sufficient to meet its then-current requirements. The Company may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions the Company decides to pursue. In the long run, the Company intends to rely primarily on cash flows from operations and additional borrowings from financial institutions in order to meet its cash needs. If those sources are insufficient to meet cash requirements, the Company may seek to issue additional debt or equity.

Country Risk
The Company has significant investments in mainland China. The operating results of the Company may be adversely affected either directly or indirectly by changes in the political and social conditions in mainland China, by changes in mainland China government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, and export controls enacted by the U.S., Japan, and the Netherlands to restrict the sale of certain technology to mainland China, among other things.
Foreign Currency Risk and Translation
The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency, while the functional currency of ACM’s subsidiaries in mainland China and Korea are the Chinese Renminbi (“RMB”), and the Korean Won, respectively. Changes in the relative values of U.S. dollars and RMB affect the Company’s reported levels of revenues and profitability as the results of its operations are translated from RMB into U.S. dollars for reporting purposes. Since the Company has not engaged in any hedging activities, it cannot predict the impact of future exchange rate fluctuations on the results of its operations, and it may experience economic losses as a result of foreign currency exchange rate fluctuations.
Transactions of ACM’s subsidiaries involving foreign currencies are recorded in functional currency according to the rate of exchange prevailing on the date when the transaction occurs. The ending balances of the Company’s foreign currency accounts are converted into functional currency using the rate of exchange prevailing at the end of each reporting period. Net gains and losses resulting from foreign exchange fluctuations as marked to market at year-end are included in the consolidated statements of comprehensive income (loss).
In accordance with FASB ASC Topic 830, Foreign Currency Matters, the Company translates assets and liabilities into U.S. dollars from RMB or Korean Won using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of comprehensive income (loss) and consolidated statements of cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in stockholders’ equity as part of accumulated other comprehensive income (loss).
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

Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company is currently evaluating the provisions of this ASU and expect to adopt it for the year ending December 31, 2024.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Retrospective application is permitted. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of this ASU.
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following tables present disaggregated revenue information:

	Year Ended December 31,
	2023	2022	2021
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$403,851	$272,939	$189,208
ECP (front-end and packaging), Furnace and Other Technologies	103,356	77,482	33,210
Advanced Packaging (excluding ECP), Services & Spares	50,516	38,411	37,333
Total Revenue By Product Category	$557,723	$388,832	$259,751

	Year Ended December 31,
	2023	2022	2021
Mainland China	$540,969	$377,752	$258,615
Other regions	16,754	11,080	1,136
	$557,723	$388,832	$259,751
Below are the accounts receivables and contract liabilities balances as of:

	December 31, 2023	December 31, 2022

Accounts receivable	$283,186	$182,936
Advances from customers	181,368	153,773
Deferred revenue	3,687	4,174
During the year ended December 31, 2023, advances from customers increased by $27,595 primarily due to a net increase of payments made by customers for first tools under evaluation.

Below are revenues recognized from amounts included in contract liabilities at the beginning of the year:

	Year Ended December 31,
	2023	2022	2021
Revenue recognized from amounts included in contract liabilities at the beginning of the year	$97,370	$30,385	$13,425

NOTE 4 – ACCOUNTS RECEIVABLE
At December 31, 2023 and 2022, accounts receivable consisted of the following:

	December 31,
	2023	2022
Accounts receivable	$288,016	$182,936
Less: Allowance for credit losses	(4,830)	-
Total	$283,186	$182,936
The $100,250 increase in accounts receivable for the year ended December 31, 2023 corresponds to a $168,891 increase in revenue for the same period.

	December 31,
	2023	2022
Cumulative effect of change in accounting principle under ASC 326, before tax, as of January 1, 2023	$(2,099)	$—
Provision for credit loss	(2,731)	—
Allowance for credit losses, before tax, as of December 31, 2023	$(4,830)	$—

The Company assesses collectability by reviewing accounts receivable on a general basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As a result of the Company’s adoption of ASC 326 as of January 1, 2023 (Note 2), the Company recorded an allowance for credit losses as of December 31, 2023, as compared to no allowance for credit losses as of December 31, 2022.
NOTE 5 – INVENTORIES
At December 31, 2023 and 2022, inventory consisted of the following:

	December 31,
	2023	2022
Raw materials	$235,062	$167,135
Work-in-process	81,438	79,126
Finished goods	228,895	146,911
Total inventory	$545,395	$393,172
At December 31, 2023 and December 31, 2022, the value of finished goods inventory, which is comprised of first-tools at customer physical locations, for which customers were contractually obligated to take ownership upon acceptance, totaled $123,390 and $123,169, respectively.

The $70,239 increase in raw materials and work-in-process inventory at December 31, 2023 compared to December 31, 2022 was due to additional purchase of supplies to support a higher level of expected total shipments for the next several quarters, and to reduce the risk of supply chain delays to meet anticipated customer demand for the Company’s products. The $81,984 increase in finished goods inventory at December 31, 2023 compared to December 31, 2022 reflects a higher value of completed tools at the Company's facilities, and a higher value of first-tools under evaluation by existing or prospective customers, due to shipments made, net of customer acceptances during the period.
The Company’s products each require a certain degree of customization, and the substantial majority of the work-in-process inventory and finished goods inventory is built to meet a specific customer order for repeat shipment or first tool delivery. At the end of each period, the Company assesses the status of each item in work-in-process and finished goods inventory. The Company recognizes a loss or impairment if in management’s judgement the inventory cannot be sold or used for production, if it has been damaged or should be considered as obsolete, or if the net realizable value is lower than the cost.
At the end of each period, the Company also assesses the status of its raw materials. The Company recognizes a loss or impairment for any raw materials aged more than three years. The three-year aging is based on the Company’s assessment of technology change, its requirement to maintain stock for warranty coverage, and other factors.
During the years ended December 31, 2023, 2022, and 2021, provision for inventory of $575, $2,248, and $75 were recognized in cost of revenue, respectively. Write-downs were due to an internal assessment that certain inventory could not be sold or used for production due to damage or obsolescence.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At December 31, 2023 and 2022, property, plant and equipment consisted of the following:

	December 31,
	2023	2022
Buildings and plants	$83,109	$35,864
Manufacturing equipment	16,556	9,298
Office equipment	4,953	3,691
Transportation equipment	404	407
Leasehold improvement	7,889	7,173
Total cost	112,911	56,433
Less: Total accumulated depreciation and amortization	(17,503)	(10,047)
Construction in progress	106,440	36,489
Total property, plant and equipment, net	$201,848	$82,875

Depreciation expense was $6,912, $4,839, and $2,099 for the years ended December 31, 2023, 2022, and 2021, respectively. Buildings and plants represent Lingang housing property owned by ACM Shengwei at a value of RMB 249,746 ($35,264) as of December 31, 2023, and facilities for the new headquarters of ACM Shanghai ("Zhangjiang New Building") at a value of RMB 338,848 ($47,845) as of December 31, 2023. The Lingang housing property is pledged as security for loans from China Merchants Bank (Note 12).

Construction in progress primarily reflects costs incurred related to the construction of ACM Shanghai’s Lingang development and production center, and is scheduled to begin production in 2024.

NOTE 7 – LAND USE RIGHT, NET
A summary of land use right is as follows:

	December 31,
	2023	2022
Land use right purchase amount	$8,996	$9,149
Less: accumulated amortization	(629)	(457)
Land use right, net	$8,367	$8,692
The amortization for the years ended December 31, 2023, 2022 and 2021 was $181, $189 and $199, respectively.
The annual amortization of land use right for each of the five succeeding years is as follows:

Year ending December 31,
2024	$180
2025	180
2026	180
2027	180
2028	180
2029 and thereafter	7,467
Total	$8,367
NOTE 8 – OTHER LONG-TERM ASSETS
At December 31, 2023 and 2022, other long-term assets consisted of the following:

	December 31,
	2023	2022
Prepayment for property, plant and equipment	$3,380	$704
Lease deposit	834	393
Security deposit for land use right	696	708
Prepayment for property - Zhangjiang New Building	—	47,251
Others	1,140	1,209
Total other long-term assets	$6,050	$50,265

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
NOTE 9 – SHORT-TERM BORROWINGS
At December 31, 2023 and December 31, 2022, short-term borrowings consisted of the following:

	December 31,
	2023	2022
Line of credit up to RMB 150,000 from China Everbright Bank,
1)due on August 17, 2023 with an annual interest rate of 3.40%.	—	8,616
2)due on September 1, 2023 with an annual interest rate of 3.60%.	—	8,616

3)due on December 16, 2023 with an annual interest rate of 3.00%	-	4,308
4)due on August 29,2024 with an annual interest rate of 3.00%.	2,463	-
Line of credit up to RMB 100,000 from Bank of Communications,
1)due on August 11, 2023 with an annual interest rate of 3.60%.	—	8,616
2)due on September 5, 2023 with an annual interest rate of 3.50%.	—	5,744
Line of credit up to RMB 40,000 from Bank of China,
1)due on August 26, 2023 with an annual interest rate of 3.15%.	—	5,744
Line of credit up to RMB 40,000 from Bank of China,
1)due on September 7, 2024 with an annual interest rate of 2.87%	5,648	—
Line of credit up to RMB 100,000 from China Merchants Bank,
1)due on July 21, 2023 with an annual interest rate of 3.50%	—	1,292
2)due on July 27, 2023 with an annual interest rate of 3.50%	—	1,292
3)due on August 1, 2023 with an annual interest rate of 3.50%	—	1,292
4)due on August 3, 2023 with an annual interest rate of 3.50%	—	1,292
5)due on August 7, 2023 with an annual interest rate of 3.50%	—	1,293
6)due on August 14, 2023 with an annual interest rate of 3.50%	—	1,293
7)due on August 15, 2023 with an annual interest rate of 3.50%	—	1,293
8)due on August 21, 2023 with an annual interest rate of 3.50%	—	1,005
9)due on August 28, 2023 with an annual interest rate of 3.50%	—	1,292
10)due on September 13, 2023 with an annual interest rate of 3.50%	—	1,292
11)due on September 20, 2023 with an annual interest rate of 3.50%	—	1,293
12)due on October 7, 2023 with an annual interest rate of 3.50%	—	431
Line of credit up to RMB 200,000 from China Merchants Bank,
1)due on August 7,2024 with an annual interest rate of 3.00%.	1,271	-
2)due on August 8,2024 with an annual interest rate of 3.00%.	1,271	-
3)due on August 9,2024 with an annual interest rate of 3.00%.	1,271	-
4)due on August 14,2024 with an annual interest rate of 3.00%.	1,271	-
5)due on August 17,2024 with an annual interest rate of 3.00%.	1,271	-
6)due on August 20,2024 with an annual interest rate of 3.00%.	1,271	-
7)due on August 21,2024 with an annual interest rate of 3.00%.	1,271	-
8)due on August 22,2024 with an annual interest rate of 3.00%.	1,271	-
9)due on August 24,2024 with an annual interest rate of 3.00%.	1,271	-
10)due on August 27,2024 with an annual interest rate of 3.00%.	1,271	-
11)due on August 29,2024 with an annual interest rate of 3.00%.	1,271	-
12)due on August 30,2024 with an annual interest rate of 3.00%.	1,271	-
13)due on September 3,2024 with an annual interest rate of 3.00%.	1,271	-
14)due on September 5,2024 with an annual interest rate of 3.00%.	1,270	-
15)due on September 6,2024 with an annual interest rate of 3.00%.	1,270	-
16)due on September 10,2024 with an annual interest rate of 3.00%.	1,270	-
17)due on September 12,2024 with an annual interest rate of 3.00%.	1,270	-
Line of credit up to KRW 500,000 from Industrial Bank of Korea,
1)due on July 12,2024 with an annual interest rate of 6.03%.	77	-
Line of credit up to KRW 2,000,000 from Industrial Bank of Korea,

1)due on December 15,2024 with an annual interest rate of 4.27%.	1,544	-
Total	$31,335	$56,004
For the years ended December 31, 2023, 2022 and 2021, interest expense related to short-term borrowings amounted to $1,581, $810, and $700, respectively.
NOTE 10 – OTHER PAYABLES AND ACCRUED EXPENSES
At December 31, 2023 and 2022, other payables and accrued expenses consisted of the following:

	December 31,
	2023	2022
Accrued commissions	$15,572	$14,890
Accrued warranty	9,834	8,780
Accrued payroll	14,840	12,201
Accrued professional fees	696	724
Accrued machine testing fees	1,762	1,215
Accrued machine sales fees	6,010	5,874
Accrued Lingang construction fees	33,729	738
Others	20,508	7,779
Total	$102,951	$52,201
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
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$3,580	$2,816	$2,451
Short-term lease cost	923	786	394
Lease cost	$4,503	$3,602	$2,845
Supplemental cash flow information related to operating leases was as follows for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Operating cash outflow from operating leases	$3,580	$2,816	$2,451

Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$8,195	$1,054	$1,818

Maturities of lease liabilities for all operating leases were as follows as of December 31, 2023:

December 31,
2024	$3,016
2025	1,767
2026	1,207
2027	1,150
2028 and thereafter	595
Total lease payments	$7,735
Less: Interest	(709)
Present value of lease liabilities	$7,026
The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.44	2.00
Weighted average discount rate	3.91%	4.25%

NOTE 12 – LONG-TERM BORROWINGS
At December 31, 2023 and 2022, long-term borrowings consisted of the following:

	December 31,
	2023	2022
Loan from China Merchants Bank	$13,362	$15,265
Loans from Bank of China	5,013	5,744
Loan from Bank of Shanghai	14,120	—
Loans from China CITIC Bank	28,240	—
Less: Current portion	(6,783)	(2,322)
	$53,952	$18,687
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

The first loan from China CITIC Bank is for the purpose of funding ACM Shanghai project expenditures. The loan bears interest at an annual rate of 3.40% and are repayable in 4 installments, with the last installment due in August 2025.

The second loan from China CITIC bank is for the purpose of funding ACM's general corporate expenses and working capital. The loan bears interest at an annual rate of 4.50% payable quarterly, and the principal amount is repayable in 4 installments, with the last installment due in December 2025.

As of December 31, 2023 and December 31, 2022, the total carrying amount of long-term loans was $60,735 and $21,009, compared with an estimated fair value of $56,462 and $18,538, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement). Refer to Note 2 for an explanation of the fair value hierarchy structure.

Scheduled principal payments for the outstanding long-term loans, including the current portion, as of December 31, 2023 are as follows:

Year ending December 31,
2024	$6,783
2025	44,087
2026	1,855
2027	1,929
2028	2,007
Thereafter	4,074
$60,735
For the years ended December 31, 2023 and 2022, respectively, $1,100 and $845 of interest expense related to long-term borrowings was incurred. For the year ended December 31, 2021, $1,040 of interest related to long-term borrowings was incurred, of which $65 was charged to interest expense and $975 was capitalized as other long-term assets.
NOTE 13 – OTHER LONG-TERM LIABILITIES
Other long-term liabilities represent government subsidies received from mainland China governmental authorities for development and commercialization of certain technology but not yet recognized (note 2). As of December 31, 2023 and 2022, other long-term liabilities consisted of the following unearned government subsidies:

	December 31,
	2023	2022
Subsidies to Stress Free Polishing project, commenced in 2008 and 2017	$475	$611
Subsidies to other cleaning tools, commenced in 2020	632	785
Subsidies to SW Lingang R&D development in 2021	3,467	4,266
Subsidies to CO2 Technology	275	965
Other	1,024	694
Total	$5,873	$7,321
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

On June 27, 2019, ACM Shanghai and Shengyi Semiconductor Technology Co., Ltd. (“Shengyi”), a company based in Wuxi, China that is one of the Company’s component suppliers, entered into an agreement pursuant to which Shengyi issued to ACM Shanghai shares representing 15% of Shengyi’s post-closing equity for a purchase price of $109. The investment in Shengyi is accounted for under the equity method. In September 2023, the Company invested additional

RMB 6,100 ($900) to Shengyi. As the additional investment is not in substance common stock, the Company measures the additional investment in Shengyi at measurement alternative.
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
On October 29, 2021, ACM Shanghai and Waferworks (Shanghai) Co., Ltd, or Waferworks, a company based in Shanghai, China, and one of the Company’s customers, entered into an agreement pursuant to which Waferworks issued to ACM Shanghai shares representing 0.25% of Waferworks’ post-closing equity for a purchase price of $1,568. As the investment is not in substance common stock and there is no readily determinable fair value, the Company measures the investment in Waferworks at measurement alternative.
On August 17, 2022, ACM Singapore and Wooil Flucon Co., Ltd. (“Wooil”), a company based in Korea and a potential component supplier to the Company, entered into an agreement pursuant to which Wooil, on September 1, 2022, issued to ACM Singapore shares representing 20% of Wooil’s post-closing equity for a purchase price of $1,000. The investment in Wooil is accounted for under the equity method.

In September 2023, ACM Shanghai entered into a partnership agreement with Company A to invest RMB 30,000 ($4,200), which represented 4.37% of the partnership's total subscribed capital. Since there is no readily determinable fair value, the Company measures the investments at measurement alternative.

In November 2023, ACM Shanghai entered into a partnership agreement with Company B to invest RMB 6,600 ($930), which represented 1.38% of the partnership's total subscribed capital. Since there is no readily determinable fair value, the Company measures the investments at measurement alternative.

	December 31,
Equity investee:	2023	2022
Ninebell	$5,632	$5,199
Wooil	1,003	1,011
Shengyi	1,693	1,168
Hefei Shixi	9,174	8,645
Subtotal	17,502	16,023
Investments accounted for using measurement alternative:
Waferworks	1,412	1,436
Shengyi	857	—
Company A	4,236	—
Company B	932	—
Other	2,941	—
Total	$27,880	$17,459

The Company recognized $1,465, nil, and nil (upward adjustments) resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2023, 2022, and 2021, respectively. No unrealized losses (downward adjustments) were recorded by the Company during the years ended December 31, 2023, 2022, and 2021.

NOTE 15 – SHORT-TERM INVESTMENTS

Pursuant to a Partnership Agreement dated June 9, 2020 (the “Partnership Agreement”) and a Supplementary Agreement thereto dated June 15, 2020 (the “Supplementary Agreement”), ACM Shanghai acquired shares of SMIC in July 2020. Shares of SMIC are listed on the STAR Market.

Pursuant to an Agreement entered into on September 19, 2022 (the ‘‘Agreement’’), ACM Shanghai became a limited partner of the Nuode Asset Fund Pujiang No. 783 Single Asset Management Plan (‘‘Nuode Asset Fund’’), a Chinese limited partnership formed by Nuode Asset Management Co., Ltd, a financial services firm based in Shanghai, China. Nuode Asset Fund was formed to establish a special fund with the purpose to participate in certain technology related investments in mainland China. Subsequent to the future purchase, any investment will be held by Nuode Asset Fund and restricted for a minimum period of nine months. The limited partners of the Nuode Asset Fund contributed a $22,160 to the fund, of which ACM Shanghai contributed $4,196, or 18.75% of the contribution on September 27, 2022.

In December 2022, the Nuode Asset Fund purchased shares in the secondary stock offering of a publicly traded mainland China-stock listing. The number of shares owned by Nuode Asset Fund was apportioned to all of the limited partners in proportion to their respective capital contributions which is 18.75% in the case of ACM Shanghai.

Pursuant to a Share Purchase Agreement dated June 2023, ACM Shanghai acquired shares of Huahong Semiconductor Limited (“Huahong”) in July 2023 with amount of $13,930. The shares held by ACM Shanghai are restricted for sale for a minimum period of twelve months. Huahong completed it STAR IPO in August 2023.

Pursuant to a Share Purchase Agreement dated August 2023, ACM Shanghai acquired shares of Zhongjuxin Limited Company (“Zhongjuxin”) in September 2023 with amount of RMB $4,179. The shares held by ACM Shanghai are restricted for sale for a minimum period of twelve months. Zhongjuxin completed it STAR IPO in September 2023.

The components of short-term investments were as follows:

	December 31,
	2023	2022
Short-term investments listed in Shanghai Stock Exchange
Cost	$20,155	$14,779
Market value	$21,312	$20,209

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
Shengyi

Shengyi is an equity investee of ACM Shanghai (Note 14) and is one of the Company’s component suppliers in mainland China. The Company purchases components from Shengyi for production in the ordinary course of business. The Company incurs a service fee related to installation and hook-up fees which is recorded within cost of revenue on the Company’s consolidated statements of comprehensive income (loss). The Company pays for a portion of the raw materials in advance and is obligated for the remaining amounts upon receipt of the product.

All related party outstanding balances are short-term in nature and are expected to be settled in cash.

The following tables represent related party transactions with the equity investees as of December 31, 2023 and 2022:

	December 31,
Advances to related party	2023	2022
Ninebell	$2,432	$3,322

	December 31,
Accounts payable	2023	2022
Ninebell	$7,624	$10,526
Shengyi	3,783	3,942
Total	$11,407	$14,468

	Year Ended December 31
Purchase of materials	2023	2022	2021
Ninebell	$42,737	$40,985	$33,659
Shengyi	5,006	5,350	2,434
Total	$47,743	$46,335	$36,093

	Year Ended December 31
Service fee charged by	2023	2022	2021
Shengyi	$820	$543	$561
Total	$820	$543	$561
NOTE 17 – COMMON STOCK
At December 31, 2023 and 2022, ACM was authorized to issue 150,000,000 shares of Class A common stock and 5,307,816 shares of Class B common stock, each with a par value of $0.0001. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to twenty votes and is convertible at any time into one share of Class A common stock. Shares of Class A common stock and Class B common stock are treated equally, identically and ratably with respect to any dividends declared by the Board of Directors unless the Board of Directors declares different dividends to the Class A common stock and Class B common stock by getting approval from a majority of common stockholders.
During the year ended December 31, 2023, ACM issued 1,380,886 shares of Class A common stock upon option exercises by employees and non-employees. During the year ended December 31, 2022, ACM issued 980,354 shares of Class A common stock upon options exercises by certain employees and non-employees and an additional 66,003 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock.
At December 31, 2023 and 2022, the number of shares of Class A common stock issued and outstanding was 56,036,172 and 54,655,286, respectively. At December 31, 2023 and 2022, the number of shares of Class B common stock issued and outstanding was 5,021,811 and 5,021,811, respectively.
NOTE 18 – STOCK-BASED COMPENSATION

ACM’s stock-based compensation consists of employee and non-employee awards issued under its 1998 Stock Option Plan and its 2016 Omnibus Incentive Plan. The vesting condition may consist of service period condition or certain performance conditions, as determined by the Board of Directors. The fair value of the stock options granted with a service period based condition and/or performance condition is estimated at the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted with a market based condition is estimated at the date of grant using the Monte Carlo simulation model.

Employee Awards
The following table summarizes the ACM’s employee share option activities during the years ended December 31, 2021, 2022 and 2023:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	9,574,233	$1.71	$4.24	7.13 years
Granted	421,200	16.05	35.38
Exercised	(1,431,174)	0.82	2.10
Forfeited/cancelled	(162,012)	8.32	19.03
Outstanding at December 31, 2021	8,402,247	$2.45	$5.88	6.53 years
Granted	1,653,300	10.31	22.41
Exercised	(416,546)	1.20	2.97
Forfeited/cancelled	(427,360)	11.41	25.24
Outstanding at December 31, 2022	9,211,641	$3.58	$8.24	6.36 years
Granted	2,230,500	10.38	13.91
Exercised	(1,080,952)	0.90	2.28
Forfeited/cancelled	(362,552)	11.24	22.92
Outstanding at December 31, 2023	9,998,637	$5.15	$9.47	6.17 years
Vested and exercisable at December 31, 2023	6,044,572
As of December 31, 2023, $27,152 of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM was expected to be recognized over a weighted-average period of 3.96 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The aggregate intrinsic value of options exercised in the years ended December 31, 2023, 2022, and 2021 was $15,457, $6,429, and $43,356, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2023 were $108,771 and $82,848, respectively.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2023	2022	2021
Fair value of common stock(1)	$11.85-$17.23	$16.83- 25.45	$12.79- 17.02
Expected term in years(2)	5.50-6.25	5.50-6.25	6.25
Volatility(3)	84.95-86.45%	49.43-50.87%	48.53-49.47%
Risk-free interest rate(4)	4.16%-4.69%	1.70%-3.04%	1.00%-1.44%
Expected dividend(5)	0%	0%	0%
(1)Fair value of Class A common stock value was the closing market price of the Class A common stock on the grant date.
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

(5)Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.
Non-employee Award
The following table summarizes the ACM's non-employee share option activities during the years ended December 31, 2021, 2022 and 2023:

	Number of Option Shares (1)	Weighted Average Grant Date Fair Value (1)	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	2,508,114	$0.34	$1.02	4.92 years
Exercised	(439,629)	0.37	1.28
Forfeited/cancelled	(1,467)	0.11	0.28
Outstanding at December 31, 2021	2,067,018	$0.33	$0.97	3.98 years
Exercised	(563,808)	0.21	0.51
Forfeited/cancelled	(19,552)	0.21	0.48
Outstanding at December 31, 2022	1,483,658	$0.38	$1.15	3.68 years
Exercised	(299,934)	0.24	0.55
Forfeited/cancelled	(12,929)	0.22	0.50
Outstanding at December 31, 2023	1,170,795	$0.42	$1.31	2.66 years
Vested and exercisable at December 31, 2023	1,167,045

As of December 31, 2023, $9 of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were both expected to be recognized over a weighted-average period of 0.20 year. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures. The aggregate intrinsic value of options exercised in the years ended December 31, 2023, 2022 and 2021was $3,796, $9,110 and $11,993, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2023 were $21,342 and $21,301, respectively.
ACM Shanghai 2019 Option Grants

In January 2020, ACM Shanghai adopted a 2019 Stock Option Incentive Plan (the “2019 Subsidiary Stock Option Plan”) that provides for, among other incentives, the granting to officers, directors, employees of options to purchase shares of ACM Shanghai’s common stock. The vesting conditions consist of service periods conditions and performance conditions related to certain earning targets determined by the Board of Directors of ACM Shanghai.

The following table summarizes the ACM Shanghai employee stock option activities during the years ended December 31, 2023, 2022 and 2021 :

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2020	5,423,654
Forfeited/cancelled	(46,154)	0.24	2.04	2.50 years
Outstanding at December 31, 2021	5,377,500	$0.24	$2.04	2.50 years
Outstanding at December 31, 2022	5,377,500	$0.23	$1.93	1.76 years
Exercised	(2,150,309)	0.20	1.85
Forfeited/cancelled	(92,308)	0.22	1.85
Outstanding at December 31, 2023	3,134,883	$0.24	$1.85	0.85 years
Vested and exercisable at December 31, 2023	492,308
The aggregate intrinsic value of options exercised in the years ended December 31, 2023 and 2022 and 2021 was $31,144, nil and nil, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2023 were $40,663 and $6,386, respectively.
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

The following table summarizes the ACM Shanghai 2023 Subsidiary Stock Option Plan’s stock option activities during the year ended December 31, 2023:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	—	$—	$—	0.00 years
Granted	10,648,500	$9.49	$7.06
Forfeited/cancelled	(73,000)	$9.49	$7.06	3.09 years
Outstanding at December 31, 2023	10,575,500	$9.49	$7.06	3.09 years
Vested and exercisable at December 31, 2023	—

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

Year Ended December 31, 2023
Fair value of share of common stock (1)	$14.87
Expected term in years (2)	1.5-4.5
Volatility (3)	60.00%-60.60%
Risk-free interest rate (4)	1.50%-2.75%

(1) Equal to closing value on the grant date.
(2) Expected term of share options is based on the average of the vesting period and the contractual term for each grant.
(3) Volatility is calculated based on the historical volatility of ACM in the period equal to the expected term of each grant.
(4) Risk-free interest rate is based on the yields of RMB deposit in mainland China with maturities similar to the expected term of the share options in effect at the time of grant.

The aggregate intrinsic value of options outstanding as of December 31, 2023 was $81,981.
As of December 31, 2023, $79,882 of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 2.1 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The following table summarizes the components of stock-based compensation expense included in the consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2023	2022	2021
Stock-Based Compensation Expense:
Cost of revenue	$1,406	$520	$397
Sales and marketing expense	5,684	1,877	1,802
Research and development expense	8,459	2,565	1,115
General and administrative expense	11,789	2,768	1,803
	$27,338	$7,730	$5,117

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense by type:
Employee stock option plan	$6,213	$7,346	$4,674
Non-employee stock option plan	46	46	94
2019 and 2023 Subsidiary stock option plans	21,079	338	349
	$27,338	$7,730	$5,117

NOTE 19 – INCOME TAXES
The following represent the U.S. and foreign components of income before income tax for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
U.S. federal	$10,420	$(3,456)	$(4,389)
Foreign	105,796	70,818	47,444
Income before income taxes	$116,216	$67,362	$43,055

The following represent components of the income tax benefit (expense) for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$(12,757)	$(479)	$(91)
U.S. state	(150)	(18)	(2)
Total U.S. current tax benefit (expense)	(12,907)	(497)	(93)
Foreign	(19,696)	(11,139)	(2,195)
Total current tax expense	(32,603)	(11,636)	(2,288)
Deferred:
U.S. federal	7,316	(10,927)	2,089
U.S. state	63	8	-
Total U.S. deferred tax benefit (expense)	7,379	(10,919)	2,089
Foreign	5,860	5,757	65
Total deferred tax benefit	13,239	(5,162)	2,154
Total income tax expense	$(19,364)	$(16,798)	$(134)
Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2023 and 2022 are presented below:

	December 31,
	2023	2022

Deferred tax assets:
Net operating loss carry forwards (offshore)	$11,499	$1,456
Net operating loss carry forwards (U.S.) and credit	4,930	1,246
Deferred revenue (offshore)	2,277	1,826
Accruals (U.S.)	3,632	100
Reserves and other (offshore)	4,662	3,655
Stock-based compensation (U.S.)	2,455	2,060
Stock-based compensation (offshore)	4,393	1,229
Lease liability	1,252	414
Total gross deferred tax assets	35,100	11,986
Less: valuation allowance	(11,917)	(1,782)
Total deferred tax assets	23,183	10,204
Deferred tax liabilities:
Fixed assets	(1,325)	(443)
Equity Investments and unrealized gain on short-term investments	(1,587)	(3,059)
Total deferred tax liabilities	(2,912)	(3,502)
Deferred tax assets, net	$20,271	$6,702
The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, a partial valuation allowance has been established against some net deferred tax assets as of December 31, 2023 and 2022, based on estimates of recoverability. In order to fully realize the deferred tax assets, the Company must generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.
As of December 31, 2023 and 2022, the Company had valuation allowances, respectively, of $29 and $49 for U.S. federal purposes, $279 and $277 for U.S. state purposes and $11,585 and $1,456 for mainland China income tax purposes.
As of December 31, 2023 and 2022, the Company had net operating loss carry-forwards of, respectively, $3,121 and $4,385 for U.S. federal purposes, $593 and $545 for U.S. state purposes and $46,467 and $6,474 for mainland China income tax purposes. Such losses begin expiring in 2036, 2032 and 2025 for U.S. federal, U.S. state and mainland China income tax purposes, respectively.
Under provisions of the U.S. Internal Revenue Code (the “IRC”), a limitation applies to the use of the U.S. net operating loss and credit carry-forwards that would be applicable if ACM experiences an “ownership change,” as defined in IRC Section 382. ACM conducted an analysis of its stock ownership under IRC Section 382 and $3,121 of the net operating loss carryforwards are subject to annual limitation as a result of the ownership change in 2017. The net operating loss carryforwards are not expected to expire before utilization.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for mainland China income tax purpose due to the effects of the valuation allowance and certain permanent differences as they pertain to book-tax differences in employee stock-based compensation and non-US research expense. A new requirement to capitalize and amortize previously deductible research and experimental expenses resulting from a change in Section 174 made by the Tax Cuts and Jobs Act of 2017 (the “TCJA”) became effective on January 1, 2022. Under the TCJA, the Company is required to capitalize, and subsequently amortize R&D expenses over fifteen years for research activities conducted outside of the U.S. The capitalization of overseas R&D expenses resulted in a significant increase in the Company’s global intangible low-taxed income inclusion beginning in 2022. Pursuant to the Corporate Income Tax Law of mainland China, all of the Company’s mainland China subsidiaries are liable to mainland China Corporate Income Taxes at a rate of 25%, except for ACM Shanghai and ACM Lingang. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, and 2021, effective until December 31, 2023, and is expected to be re-certified for future years in 2024. In 2022, ACM Shanghai was certified as an eligible integrated circuit production enterprise and was entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022. Certain entities which meet requirements according to the Policy of the Lingang New area in China (Shanghai) Pilot Free Trade Zone are entitled to a preferential income tax rate of 15%. ACM Lingang was certified for this in 2021, and this preferential income tax rate is valid from January 1, 2020 until December 31, 2024. The provision for mainland China corporate income tax for ACM Shanghai is calculated by applying the income tax rate of 15% for the year ended December 31, 2023 and 12.5% for the years ended December 31, 2022 and 2021.
Income tax expense for the years ended December 31, 2023, 2022 and 2021 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income as a result of the following:

	Year Ended December 31,
	2023	2022	2021

Effective tax rate reconciliation:
Income tax provision at statutory rate	21.00%	21.00%	21.00%
Stock Compensation	(2.00)	(2.72)	(12.75)
Foreign rate differential	(10.47)	(9.43)	(11.60)
Other permanent difference	0.03	(0.26)	(0.23)
Foreign income taxed in US	7.39	19.86	10.32
Foreign Research Expense	(8.01)	(4.79)	(6.59)
Change in valuation allowance	8.72	1.28	0.16
Total income tax expense	16.66%	24.94%	0.31%

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2023 and 2022, were as follows:

	Year Ended December 31,
	2023	2022	2021

Beginning balance	$8,448	$6,066	$570
Increase of unrecognized tax benefits taken in prior years	199	—	52
Increase of unrecognized tax benefits related to current year	4,379	2,623	5,476
Reductions for tax positions related to prior years	—	(241)	(32)
Ending balance	$13,026	$8,448	$6,066

The Company is subject to taxation in the United States, state, and foreign jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.
The Company had $13,026 and $8,448 of unrecognized tax benefits as of December 31, 2023 and 2022, respectively.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, respectively, the Company had $1,667 and $508 of accrued penalties related to uncertain tax positions, all of which was recognized in the Company’s consolidated statements of comprehensive income (loss) for the year then ended. The amount of the unrecognized tax benefit that, if recognized, would impact the effective tax rate was $12,943 as of December 31, 2023. There were no ongoing examinations by taxing authorities as of December 31, 2023 or 2022.

Prior to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings, and repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes. As of December 31, 2023, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $130 million of undistributed earnings of its foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.
NOTE 20 – SEGMENT INFORMATION

The Company identifies operating segments according to how the business activities are managed and evaluated. The Company’s chief operating decision maker (“CODM”) has been identified as ACM’s Chief Executive Officer. The Company's operating segments include ACM Research and ACM Shanghai. As the Company is engaged in the developing, manufacture and sale of capital equipment to global semiconductor manufacturers, and each of the operating segments share similar economic and other qualitative characteristics, the results of the Company’s operating segments are aggregated into one reportable segment.
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

	December 31,
	2023	2022
Long-lived assets by geography:
Mainland China	$209,725	$140,481
Korea	12,190	3,830
United States	1,276	10
Total	$223,191	$144,321
NOTE 21 – COMMITMENTS AND CONTINGENCIES
The Company leases offices and manufacturing locations under non-cancelable operating lease agreements. See note 11 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.
As of December 31, 2023, the Company had $30,936 of open commitments to construction contracts and had additional $7,413 of capital investment commitments.
Covenants in ACM Shengwei’s Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Shengwei pay liquidated damages in the event that (a) it does not make a total investment (including the costs of construction, fixtures, equipment and grant fees) of at least RMB 450.0 million ($63,400) or (b) within six years after the land use right is obtained, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to mainland China at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.

As of December 31, 2023 and December 31, 2022, the Company had incurred in total $116,932 and $35,376, respectively for its Lingang-related investments. The Construction Completion Milestone was required to be met by January 9, 2024 but was not achieved. However, ACM Lingang believes it will receive the refund without penalty based on its explanation to the respective regulatory authorities of logistics-related delays, and expectations that it will meet the milestone before July 9, 2024. The Company cannot guarantee that ACM Lingang will achieve the missed milestone in 2024, or even if it does achieve the milestone in 2024, that it will be refunded some or all of the 20% portion of the performance deposit of RMB 2.5 million ($0.4 million).
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
The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2023 and 2022. In the opinion of management, no provision for liability nor disclosure was required as of December 31, 2023 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

As of December 31, 2023, the Company had no outstanding legal proceedings.
NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
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
ACM Shanghai paid a dividend to ACM during the year ended December 31, 2023 (Note 2).
Except for long-term obligations, or guarantees, and loan borrowed by ACM Inc. from CITIC. (note 12), ACM does not have significant capital or other commitments, as of December 31, 2023 or 2022.
The following represents condensed unconsolidated financial information of ACM only as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021:
CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,616	$23,853
Accounts receivable	988	24
Due from intercompany	3,176	-
Other receivable	5,803	5,017
Prepaid expenses	385	134
Total current assets	51,968	29,028
Deferred tax assets	20,271	6,703
Property, plant and equipment, net	134	-
Investment in consolidated subsidiaries and equity method investee	733,382	653,926
Total assets	$805,755	$689,657

Liabilities and Stockholders’ Equity
Loan borrowings	$14,120	$—
Accounts payable	524	$236
Other payables	5,176	4,409
Income taxes payable	6,402	3,469
FIN-48 payable	12,149	6,686
Total liabilities	38,371	14,800
Total stockholders’ equity	767,384	674,857
Total liabilities and stockholder’s equity	$805,755	$689,657

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Revenue	$6,354	$569	$16
Cost of revenue	(4,336)	-	—
Gross profit	2,018	569	16
Operating expenses:
Sales and marketing expenses	(4,715)	(3,193)	(2,443)
General and administrative expenses	(7,840)	(5,421)	(5,116)
Loss from operations	(10,537)	(8,045)	(7,543)
Equity in earnings of consolidated subsidiaries and equity method investees	73,707	32,145	43,866
Interest income, net	799	57	54
Interest expense, net	(66)	(7)	-
Other income, net	18,476	2,148	1,380
Income before income taxes	82,379	26,298	37,757
Income tax benefit	(5,030)	12,965	-
Net income	$77,349	$39,263	$37,757
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$1,489	$(5,997)	$(5,902)
Net cash used in investing activities	(149)	(1,000)	-
Net cash provided by financing activities	16,423	1,314	5,250
Net increase (decrease) in cash and cash equivalents	17,763	(5,683)	(652)
Cash and cash equivalents, beginning of year	23,853	29,536	30,188
Cash and cash equivalents, end of year	$41,616	$23,853	$29,536
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Dismissal of Previous Independent Registered Public Accounting Firm

On July 21, 2023, we were informed by Armanino that it would resign as our independent auditor effective as of the earlier of (a) the date we engaged a new independent registered public accounting firm or (b) the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023. Armanino advised us that its decision to resign was due to Armanino’s decision to exit from the practice of providing financial statement audit services to all public companies. Armanino is not required to and did not seek our consent to its decision to resign as our independent registered public accounting firm. As a result, neither our Board of Directors nor the Audit Committee participated in Armanino’s decision to resign.

In light of Armanino’s determination, the Audit Committee initiated a process to select and appoint a new accounting firm to serve as our independent registered public accountant commencing with the audit of our financial statements for the fiscal year ended December 31, 2023.

Armanino’s audit report on our consolidated financial statements as of and for the year ended December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. Armanino was first appointed as our independent registered public accountant for the fiscal year ended December 31, 2022, and did not audit our financial statements for the fiscal year ended December 31, 2021 or any prior period.

As disclosed in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, Armanino issued an adverse opinion on our internal control over financial reporting for the fiscal year ended December 31, 2022, as a result of material weaknesses identified by Armanino and our management. There were not any disagreements or differences of opinion between Armanino and us with respect to these material weaknesses or Armanino’s adverse opinion on our internal control over financial reporting.

During the year ended December 31, 2022, and through the date of Armanino’s notification of resignation, there were no (a) disagreements with Armanino on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Armanino’s satisfaction, would have caused Armanino to make reference to the subject matter thereof in connection with its reports for such periods; or (b) except as described in the preceding paragraph, reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

We provided a copy of the foregoing disclosures to Armanino and requested that Armanino furnish us with a letter addressed to the SEC, pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not Armanino agreed with the above disclosures. A copy of Armanino’s letter dated July 27, 2023 furnished pursuant to that request is filed as Exhibit 16.01.

Engagement of New Independent Registered Public Accounting Firm

On September 14, 2023, the Audit Committee completed a competitive selection process to select and appoint a new accounting firm to serve as our independent registered public accounting firm commencing with the audit of our financial statements for the fiscal year ended December 31, 2023. As a result of this process, the Audit Committee approved the engagement of Ernst & Young Hua Ming LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2023. The engagement of Ernst & Young Hua Ming LLP became effective on September 20, 2023.

During the fiscal years ended December 31, 2022 and 2021 and the subsequent interim period from January 1, 2023 through September 20, 2023, neither we nor anyone on our behalf consulted with Ernst & Young Hua Ming LLP regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that Ernst & Young Hua Ming LLP concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a “disagreement” or a “reportable event”, as such terms are defined in Items 304(a)(1)(iv) and (v), respectively, of Regulation S‑K and the related instructions.

As previously disclosed in our Current Report on Form 8-K filed on July 27, 2023, Armanino informed us that it would resign as our independent registered public accounting firm effective as of the earlier of (a) the date we engaged a new independent registered public accounting firm or (b) the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, as a result of Armanino’s decision to exit from the practice of providing financial statement audit services to all public companies. As a result, Armanino ceased to serve as our independent registered public accounting firm effective as of September 20, 2023.

We provided a copy of the foregoing disclosures to Armanino and requested that Armanino furnish us with a letter addressed to the SEC, pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not Armanino agreed with the above disclosures. A copy of Armanino’s letter dated September 26, 2023 furnished pursuant to that request is filed as Exhibit 16.02.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been tested by Ernst & Young Hua Ming LLP, our independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this report.
Remediation of Previously Reported Material Weaknesses

As previously reported in our Forms 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2022, we previously identified the following material weaknesses in internal control over financial reporting:

(i) Management did not design and maintain effective risk assessment procedures, and monitoring activities. These deficiencies were attributed to insufficient identification and assessment of risks impacting the design, implementation, and operating effectiveness of internal control over financial reporting, and insufficient evaluation and determination as to whether components of internal control were present and functioning; and
(ii) Management did not design and maintain effective information technology controls related to (a) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (b) computer operations controls to ensure that critical information is monitored, and data backups are authorized and monitored, (c) appropriate controls to evaluate automated controls, and (d) appropriate controls to validate the completeness and accuracy of key reports used within controls across substantially all financial statement areas.

These material weaknesses did not result in any material misstatement of our consolidated financial statements as of and for the year ended December 31, 2022. Our management, under the oversight of the Audit Committee, has implemented the following remediation steps to address previously disclosed material weaknesses and to improve our internal control over financial reporting:

•Engaged a third-party Sarbanes-Oxley (“SOX”) compliance firm to assist management with (i) designing and maintaining effective risk assessment procedures and monitoring activities, (ii) reviewing our current processes, procedures, and systems and assessing the design of controls to identify opportunities to enhance the design of controls that would address relevant risks identified by management to assure the operating effectiveness of internal control over financial reporting, and (iii) enhancing and implementing protocols to retain sufficient documentary evidence of operating effectiveness of such controls.

•Recruited qualified individuals for key positions within our internal audit, IT, and other support functions that have enhanced internal control capabilities, promoted segregation of duties, and provided appropriate oversight and reviews.
•Developed and delivered internal control training to management and finance/accounting personnel, focusing on a review of management and individual roles and responsibilities related to internal control over financial reporting.
•Restricted and monitored user access controls to ensure appropriate segregation of duties and adequately restricted user and privileged access of applications, programs, and data to appropriate personnel; implemented computer operations controls to ensure that critical information is monitored, and data backups are authorized and monitored; established appropriate controls to evaluate automated controls; and designed and monitored appropriate controls to validate the completeness and accuracy of key reports used within controls across substantially all financial statement areas.

During the quarter ended December 31, 2023, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and determined that as a result of the measures described above, the material weaknesses have been remediated as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Other than in connection with the remediation process described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On December 13, 2023, Sotheara Cheav, Senior Vice President, Manufacturing of ACM Shanghai, adopted a Rule 10b5-1 trading arrangement, or the Cheav Plan, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Cheav Plan allows for the sale of up to 10,000 shares of Class A common stock, at specific market prices, commencing on the later of March 13, 2024 or the third business day following the disclosure of the Issuer’s financial results for the completed fiscal quarter in which the Cheav Plan was adopted, and continuing until (i) all such shares are sold, (ii) December 4, 2024, or (iii) such date that the Cheav Plan is otherwise terminated according to its terms, whichever comes first.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
(a)ACM Research was identified by the SEC pursuant to Section 104(i)(2)(A) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)(2)(A)) as having retained, for the preparation of the audit report on its financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, a registered public accounting firm that has a branch or office that is located in a foreign jurisdiction and that the PCAOB had then determined it was unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, which determination was vacated by the PCAOB on December 15, 2022. ACM Research herein confirms that it is not owned or controlled by any governmental entity in such foreign jurisdiction.
(b)Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
Item 11.    Executive Compensation
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
Item14.     Principal Accounting Fees and Services
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements” of Part II above and “Exhibit Index” below.
(b)Exhibits.

Exhibit No.	Description
3.01(a)	Restated Certificate of Incorporation of ACM Research, Inc. (incorporated herein by reference to Exhibit 3.01 to the Current Report on Form 8-K filed on November 14, 2017)
3.01(b)	Certificate of Amendment to Restated Certificate of Incorporation of ACM Research, Inc., dated July 13, 2021 (incorporated herein by reference to Exhibit 3.01 to the Current Report filed on July 13, 2021)
3.02	Restated Bylaws of ACM Research, Inc. (incorporated herein by reference to Exhibit 3.02 to the Current Report on Form 8-K filed on November 14, 2017)
4.01	Senior Secured Promissory Note dated March 30, 2018 issued by Shengxin (Shanghai) Management Consulting Limited Partnership to ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed on May 14, 2018)
4.02	Intercompany Promissory Note dated March 30, 2018 issued by ACM Research (Shanghai), Inc. to ACM Research, Inc. (incorporated herein by reference to Exhibit 10.04 to the Quarterly Report on Form 10-Q filed on May 14, 2018)
4.03	Warrant Exercise Agreement dated March 30, 2018 by and among ACM Research, Inc., ACM Research (Shanghai), Inc., and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on May 14, 2018)
4.04‡	Warrant to Purchase Class A Common Stock issued to Shengxin (Shanghai) Management Consulting Limited Partnership dated July 29, 2020 (incorporated herein by reference to Exhibit 4.01 to the Quarterly Report on Form 10-Q filed on August 10, 2020)
4.05	Description of ACM Research, Inc.’s Securities
10.01(a)	Lease dated March 22, 2017 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.01 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.01(b)	Lease Amendment dated February 28, 2018 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.06 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)
10.01(c)	Lease Amendment dated February 4, 2019 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2019)

10.01(d)	Lease Amendment dated January 4, 2021 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.01(d) to the Annual Report on Form 10-K filed on March 1, 2022)
10.01(e)	Lease Amendment dated February 1, 2023 between ACM Research, Inc. and D&J Construction, Inc
10.02	Lease Agreement dated April 26, 2018 between ACM Research (Shanghai), Inc. and Shanghai Zhangjiang Group Co., Ltd. (incorporated herein by reference to Exhibit 10.01 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)
10.03	Lease Agreement dated January 18, 2018 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd. (incorporated herein by reference to Exhibit 10.05 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)
10.04	Securities Purchase Agreement dated March 14, 2017 by and among ACM Research, Inc., Shengxin (Shanghai) Management Consulting Limited Partnership and ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.03 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.05	Securities Purchase Agreement dated March 23, 2017 between ACM Research, Inc. and Shanghai Science and Technology Venture Capital Co., Ltd., as amended (incorporated herein by reference to Exhibit 10.04 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)
10.06	Ordinary Share Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi (incorporated herein by reference to Exhibit 10.07 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)
10.07	Stock Purchase Agreement, dated October 11, 2017, by and among ACM Research, Inc., Xinxin (Shanghai) Capital Co., Limited, Xinxin (Hongkong) Capital Co., Limited and David H. Wang (incorporated herein by reference to Exhibit 10.10 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)
10.08	Form of Capital Increase Agreement between ACM Research, Inc. and certain investors (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.08(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.12 hereto (incorporated herein by reference to Exhibit 10.01(a) to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.09	Form of Agreement between ACM Research, Inc. and certain Investors (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.09(a)	Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.13 hereto (incorporated herein by reference to Exhibit 10.02(a) to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.10	Partnership Agreement of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) dated September 5, 2019 by and among Infotech National Emerging Industry Venture Investment Guidance Fund (LP), Hefei Guozheng Asset Management Co, Ltd., Hefei Economic and Technological Development Zone Industrial Investment Guidance Fund Co., Ltd., ACM Research (Shanghai), Inc., Hefei Tongyi Equity Investment Partnership (LP), Shenzen Waitan Technology Development Co., Ltd., and Beijing Shixi Qingliu Investment Co., Ltd. (incorporated herein by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed on November 13, 2019)
10.11	2016 Omnibus Incentive Plan of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on December 8, 2017)
10.11(a)+	Form of Incentive Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(a) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.11(b)+	Form of Non-qualified Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(b) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.11(c)+	Form of Restricted Stock Unit Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(c) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.12+	Form of Nonstatutory Stock Option Agreement of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13+	1998 Stock Option Plan of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on September 13, 2017)

10.13(a)+	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12(a) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13(b)+	Form of Non-statutory Stock Option Agreement under 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12(b) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.14	Form of Indemnification Agreement entered into between ACM Research, Inc. and certain of its directors and officers (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.15	Letter agreement dated June 12, 2019 between ACM Research, Inc. and Mark McKechnie (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on August 13, 2019)
10.16+‡
Employment Agreement dated September 25, 2022 between ACM Research (Shanghai), Inc. and Lisa Feng (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on May 9, 2023)

10.17	Note Assignment and Cancellation Agreement dated April 30, 2020 by and among ACM Research, Inc., ACM Research (Shanghai), Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report Form 10-Q filed on May 8, 2020)
10.18(a)	Share Transfer and Note Cancellation Agreement dated April 30, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed on May 8, 2020)
10.18(b)	Amendment No. 1 to Share Transfer and Note Cancellation Agreement dated July 29, 2020 between ACM Research, Inc. and Shengxin (Shanghai) Management Consulting Limited Partnership (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on November 9, 2020)
10.19‡†	Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) dated as of May 7, 2020 between ACM Research (Lingang), Inc. and China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on May 13, 2020)
10.20†	Commitment Letter Regarding the Lock-up of Shares, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on June 1, 2020)
10.21†	Commitment Letter Regarding Shareholding Intent and Intent to Reduce Shareholding, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.02 to the Current Report to Form 8-K filed on June 1, 2020)
10.22†	Commitment Letter Regarding the Plan and Binding Measures for Stabilizing the Stock Price of ACM Research (Shanghai), Inc. Within Three Years After Listing, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc., and certain individuals named therein (incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K filed on June 1, 2020)
10.23†	Commitment Letter Regarding Fraudulent Issuance of Listed Shares, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.04 to the Current Report on Form 8-K filed on June 1, 2020)
10.24‡†	Commitment Letter Regarding the Lack of False Records, Misleading Statements or Major Omissions in the Preliminary Information Document, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.05 to the Current Report on Form 8-K filed on June 1, 2020)
10.25†	Commitment Letter Regarding Making Up for Diluted Immediate Returns, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.06 to the Current Report on Form 8-K filed on June 1, 2020)
10.26‡†	Commitment Letter Regarding Unfulfilled Commitment on Binding Measures, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.07 to the Current Report on Form 8-K filed on June 1, 2020)
10.27†	Commitment Letter Regarding the Avoidance of Competition in the Same Industry, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.08 to the Current Report on Form 8-K filed on June 1, 2020)
10.28†	Commitment Letter Regarding the Standardization and Reduction of Related Transactions, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.09 to the Current Report on Form 8-K filed on June 1, 2020)
10.29†	Commitment Letter Regarding the Avoidance of Funds Occupation and Illegal Guarantee, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 1, 2020)

10.30‡†	Statement and Commitment Letter, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on June 1, 2020)
10.31†	Commitment Letter Regarding Property Lease Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on June 1, 2020)
10.32†	Commitment Letter Regarding Social Insurance and Housing Provident Fund Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on June 1, 2020)
10.33†	Commitment Letter Regarding Foreign Exchange Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 1, 2020)
10.34†	Confirmation and Commitment Letter Regarding the Historical Evolution Related Matters Regarding ACM Research (Shanghai), Inc., effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 1, 2020)
10.35†	Confirmation Letter, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 1, 2020)
10.36‡†	Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.) Partnership Agreement, dated June 9, 2020, among China Fortune Tech Capital Co., Ltd., as general partner, and the several limited partners named therein, including ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on July 7, 2020)
10.37‡†	Supplementary Agreement to Partnership Agreement of Qingdao Fortune-Tech Xinxing Capital Partnership (L.P.), dated June 15, 2020, among China Fortune Tech Capital Co., Ltd., as general partner, and the several limited partners named therein, including ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on July 7, 2020)
10.38†*	Form of Shanghai Public Rental Housing Overall Pre-Sale Contract (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on February 25, 2021)
10.38(a)	Schedule identifying agreements substantially identical to the form of Shanghai Public Rental Housing Overall Pre-Sale Contract filed as Exhibit 10.43 hereto (incorporated herein by reference to Exhibit 10.01(a) to the Current Report on Form 8-K filed on February 25, 2021)
10.39†	Loan and Mortgage Contract dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and Shengwei Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on February 25, 2021)
10.40†	Irrevocable Letter of Guarantee dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K filed on February 25, 2021)
10.41‡†	Plant lease Contract dated as of February 1, 2021 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd. (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on May 7, 2021)
10.42	Unofficial English Translation of RMB Working Capital Loan Contract dated as of July 25, 2023, by and between ACM Research, Inc. and China CITIC Bank Co., Ltd. Shanghai Bank (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on July 31, 2023)
10.43	Lease Agreement dated March 6, 2023, by and between Hillsboro 229, LLC and ACM Research, Inc. (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on August 7, 2023)
16.01	Letter from Armanino LLP dated July 27, 2023 to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on July 27, 2023)
16.02	Letter from Armanino LLP dated September 26, 2023 to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on September 26, 2023)
21.01	List of Subsidiaries of ACM Research, Inc.
23.01	Consent of Ernst & Young Hua Ming LLP
23.02	Consent of Armanino LLP

23.03	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01	ACM Research, Inc. Incentive-Based Compensation Recovery Policy
99.01	Submission under Item 9C(a) of Form 10-K
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
+
+    Indicates management contract or compensatory plan.
‡    Certain information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***]
†Unofficial English translation of original document prepared in Mandarin Chinese.
*Certain appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish copies of the omitted appendices upon request by the Securities and Exchange Commission, provided that we may request confidential treatment pursuant to Rule 24b‑2 of the Securities Exchange Act of 1934 for the appendices so furnished.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2024.

ACM RESEARCH, INC.

By:	/s/ David H. Wang
David H. Wang
Chief Executive Officer and President
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated as of February 28, 2024:

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