Form 10-Q
period 2024-06-30
ACM Research, Inc.
filed 2024-08-07
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	57,449,013 shares outstanding as of August 2, 2024
Class B Common Stock, $0.0001 par value	5,021,811 shares outstanding as of August 2, 2024

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (note 2)	$324,031	$182,090
Restricted cash	881	1,083
Short-term time deposits (note 2)	27,183	80,524
Short-term investments (note 15)	19,597	21,312
Accounts receivable, net (note 4)	293,499	283,186
Other receivables	53,694	40,065
Inventories, net (note 5)	602,927	545,395
Advances to related party (note 16)	2,756	2,432
Prepaid expenses	18,594	20,023
Total current assets	1,343,162	1,176,110
Property, plant and equipment, net (note 6)	228,731	201,848
Land use right, net (note 7)	8,225	8,367
Operating lease right-of-use assets, net (note 11)	6,252	7,026
Intangible assets, net	2,836	2,538
Long-term time deposits (note 2)	14,656	40,818
Deferred tax assets (note 19)	20,898	20,271
Long-term investments (note 14)	31,898	27,880
Other long-term assets (note 8)	10,917	6,050
Total assets	$1,667,575	$1,490,908
Liabilities and Equity
Current liabilities:
Short-term borrowings (note 9)	$54,439	$31,335
Current portion of long-term borrowings (note 12)	19,671	6,783
Related party accounts payable (note 16)	18,012	11,407
Accounts payable	142,418	141,814
Advances from customers (note 3)	205,609	181,368
Deferred revenue (note 3)	5,279	3,687
Income taxes payable (note 19)	11,136	6,401
FIN-48 payable (note 19)	12,093	12,149
Other payables and accrued expenses (note 10)	114,940	102,951
Current portion of operating lease liabilities (note 11)	2,573	2,764
Total current liabilities	586,170	500,659
Long-term borrowings (note 12)	70,833	53,952
Long-term operating lease liabilities (note 11)	3,679	4,262
Other long-term liabilities (note 13)	5,505	5,873
Total liabilities	666,187	564,746
Commitments and contingencies (note 21)
Equity:
Stockholders’ equity:
Class A Common stock (note 17)	6	6
Class B Common stock (note 17)	1	1
Additional paid-in capital	659,462	629,845
Retained earnings	198,470	156,827
Statutory surplus reserve (note 22)	30,060	30,060
Accumulated other comprehensive loss	(54,830)	(49,349)
Total ACM Research, Inc. stockholders’ equity	833,169	767,390
Non-controlling interests	168,219	158,772
Total equity	1,001,388	926,162
Total liabilities and equity	$1,667,575	$1,490,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue (note 3)	$202,480	$144,577	$354,671	$218,833
Cost of revenue, including cost of revenue from related parties of $16.1 million and $31.3 million for the three and six months ended June 30, 2024, respectively and $11.3 and $29.7 million for the three and six months ended June 30, 2023, respectively (note 16)	105,696	75,938	178,766	110,208
Gross profit	96,784	68,639	175,905	108,625
Operating expenses:
Sales and marketing	17,135	11,439	31,308	20,776
Research and development	25,968	20,064	49,886	34,093
General and administrative	16,088	6,706	31,886	14,464
Total operating expenses	59,191	38,209	113,080	69,333
Income from operations	37,593	30,430	62,825	39,292
Interest income	2,381	2,346	4,155	4,131
Interest expense	(932)	(649)	(1,715)	(1,344)
Realized gain from sale of short-term investments (note 15)	—	3,919	273	7,913
Unrealized gain (loss) on short-term investments (note 15)	1,031	(2,455)	(1,564)	(3,109)
Other income, net	1,357	3,724	4,437	2,306
Income (loss) from equity method investments (note 15)	(695)	3,920	(1,215)	3,888
Income before income taxes	40,735	41,235	67,196	53,077
Income tax expense (note 19)	(9,336)	(7,638)	(13,705)	(10,517)
Net income	31,399	33,597	53,491	42,560
Less: Net income attributable to non-controlling interests	7,189	6,772	11,848	8,590
Net income attributable to ACM Research, Inc.	$24,210	$26,825	$41,643	$33,970

Comprehensive income (loss):
Net income	31,399	33,597	53,491	42,560
Foreign currency translation adjustment, net of tax	116	(35,269)	(6,713)	(25,846)
Comprehensive income (loss)	31,515	(1,672)	46,778	16,714
Less: Comprehensive income attributable to non-controlling interests	7,210	652	10,616	4,114
Comprehensive income (loss) attributable to ACM Research, Inc.	$24,305	$(2,324)	$36,162	$12,600

Net income attributable to ACM Research, Inc. per share of common stock (note 2):
Basic	$0.39	$0.45	$0.67	$0.57
Diluted	$0.35	$0.41	$0.61	$0.52

Weighted average shares of common stock outstanding used in computing per share amounts (note 2):
Basic	62,178,369	59,898,149	61,772,776	59,817,903
Diluted	67,057,846	64,929,638	66,520,706	64,968,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2024 and 2023
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balance at December 31, 2022	54,655,286	$5	5,021,811	$1	$604,089	$94,426	$16,881	$(40,546)	$137,315	$812,171
Cumulative effect of change in accounting principle under ASC 326, net of tax	-	-	-	-	-	(1,769)	-	-	—	(1,769)
Net income	-	-	-	-	-	33,970	-	—	8,590	42,560
Foreign currency translation adjustment	-	-	-	-	-	-	-	(21,370)	(4,476)	(25,846)
Exercise of stock options	296,204	-	-	-	691	-	-	-	3,834	4,525
Stock-based compensation	-	-	-	-	4,085	-	-	-	-	4,085
ACM Shanghai dividend	-	-	-	-	-	-	-	-	(3,951)	(3,951)
Balance at June 30, 2023	54,951,490	$5	5,021,811	$1	$608,865	$126,627	$16,881	$(61,916)	$141,312	$831,775

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2023	56,036,172	6	5,021,811	1	629,845	156,827	30,060	(49,349)	158,772	926,162
Net income	-	-	-	-	-	41,643	-	-	11,848	53,491
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,481)	(1,232)	(6,713)
Exercise of stock options	1,366,081	-	-	-	5,645	-	-	-	792	6,437
Stock-based compensation	-	-	-	-	23,972	-	-	-	4,939	28,911
ACM Shanghai dividend	-	-	-	-	-	-	-	-	(6,900)	(6,900)
Balance at June 30, 2024	57,402,253	$6	5,021,811	$1	$659,462	$198,470	$30,060	$(54,830)	$168,219	$1,001,388

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2024 and 2023
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	54,818,355	$5	5,021,811	$1	$606,398	$99,802	$16,881	$(32,768)	$140,778	$831,097
Net income	-	-	-	-	-	26,825	-	—	6,772	33,597
Foreign currency translation adjustment	-	-	-	-	-	-	-	(29,148)	(6,121)	(35,269)
Exercise of stock options	133,135	-	-	-	450	-	-	-	3,834	4,284
Stock-based compensation	-	-	-	-	2,017	-	-	-	-	2,017
ACM Shanghai dividend	-	-	-	-	-	-	-	-	(3,951)	(3,951)
Balance at June 30, 2023	54,951,490	$5	5,021,811	$1	$608,865	$126,627	$16,881	$(61,916)	$141,312	$831,775

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Loss	Non-controlling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	56,986,777	$6	5,021,811	$1	$646,800	$174,260	$30,060	$(54,925)	$164,591	$960,793
Net income	-	-	-	-	-	24,210	-	—	7,189	31,399
Foreign currency translation adjustment	-	-	-	-	-	-	-	95	21	116
Exercise of stock options	415,476	-	-	-	846	-	-	-	792	1,638
Stock-based compensation	-	-	-	-	11,816	-	-	-	2,526	14,342
ACM Shanghai dividend	-	-	-	-	-	-	-	-	(6,900)	(6,900)
Balance at June 30, 2024	57,402,253	$6	5,021,811	$1	$659,462	$198,470	$30,060	$(54,830)	$168,219	$1,001,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$53,491	$42,560
Adjustments to reconcile net income from operations to net cash used in operating activities
Non-cash operating lease cost	2,004	1,740
Depreciation and amortization	4,684	3,955
Loss on disposals of property, plant and equipment	(1)	(1)
Realized gain on short-term investments	(273)	(7,913)
Loss (income) from equity method investments	1,215	(3,888)
Unrealized loss on short-term investments	1,564	3,109
Inventory provision	3,009	3,224
Provision for credit losses	1,954	496
Deferred income taxes	(720)	(4,711)
Stock-based compensation	28,911	4,085
Dividends from unconsolidated affiliates	600	5,095
Net changes in operating assets and liabilities:
Accounts receivable	(14,842)	(28,630)
Other receivables	(11,686)	(8,252)
Inventories	(64,889)	(99,963)
Advances to related party (note 16)	(324)	2,167
Prepaid expenses	1,164	(4,749)
Related party accounts payable (note 16)	6,605	(2,589)
Accounts payable	2,400	9,963
Advances from customers	26,333	46,611
Deferred revenue	1,592	4,056
Income taxes payable	4,755	8,629
FIN-48 payable	(56)	(240)
Other payables and accrued expenses	6,824	10,004
Operating lease liabilities	(2,004)	(1,740)
Other long-term liabilities	(368)	(2,163)
Net cash provided by (used in) operating activities	51,942	(19,145)

Cash flows from investing activities:
Purchase of property and equipment	$(38,512)	(21,633)
Purchase of intangible assets	(1,152)	(1,285)
Purchase of short-term investments (note 15)	(1,403)	—
Purchase of time deposits	(58,090)	(13,840)
Proceeds from maturity of time deposits	138,412	62,048
Proceeds from sale of short-term investments (note 15)	—	17,709
Purchase of long-term investments (note 14)	(7,366)	(1,453)
Net cash provided by investing activities	31,889	41,546
Cash flows from financing activities:
Proceeds from short-term borrowings	23,936	—
Repayments of short-term borrowings	(1,197)	—
Proceeds from long-term borrowings	32,277	—
Repayments of long-term borrowings	(3,202)	(1,111)
Proceeds from exercise of stock options	6,437	4,525
Net cash provided by financing activities	58,251	3,414

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(343)	$(16,264)
Net increase in cash, cash equivalents and restricted cash	141,739	$9,551
Cash, cash equivalents and restricted cash at beginning of period	183,173	248,451
Cash, cash equivalents and restricted cash at end of period	$324,912	$258,002

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,715	$1,344
Cash paid for income taxes	$9,109	$7,243

Reconciliation of cash, cash equivalents and restricted cash in consolidated statements of cash flows:
Cash and cash equivalents	$324,031	$257,420
Restricted cash	881	582
Cash, cash equivalents and restricted cash	$324,912	$258,002

Non-cash financing activities:
Cashless exercise of stock options	$262	$79
Non-cash investing activities:
Proceeds from sale of short-term investments included in other receivables	$3,167	$—
Transfer from inventory to property, plant and equipment	$—	$4,557
Transfer of prepayment for property to property, plant, and equipment	$5,490	$177
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
The Company has direct or indirect interests in the following subsidiaries:

			Effective interest held as at
Name of subsidiaries	Place and date of incorporation	Principal Activities	June 30, 2024	December 31, 2023
ACM Research (Shanghai), Inc. ("ACM Shanghai")	Mainland China, May 2005	Principal operating subsidiary	82.0%	82.1%
ACM Research (Wuxi), Inc. ("ACM Wuxi")	Mainland China, July 2011	Sales and services	82.0%	82.1%
CleanChip Technologies Limited ("CleanChip")	Hong Kong, June 2017	Trading partner between ACM Shanghai and its customers	82.0%	82.1%
ACM Research Korea CO., LTD.	Korea, December 2017	Sales, marketing, R&D, production	82.0%	82.1%
ACM Research ( Lingang), Inc. ("ACM Lingang") (1)	Mainland China, March 2019	Management of production activities	82.0%	82.1%
ACM Research (CA), Inc. ("ACM California")	USA, April 2019	Procurement for ACM Shanghai	82.0%	82.1%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	Administrative function (inactive)	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd. ("ACM Singapore")	Singapore, August 2021	Sales, marketing, business development	100.0%	100.0%
ACM Research (Beijing), Inc. ("ACM Beijing")	Mainland China, February 2022	Sales, marketing, business development	82.0%	82.1%
Hanguk ACM CO., LTD	Korea, March 2022	Sales, services, business development	100.0%	100.0%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	Business development	82.0%	82.1%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	59.3%	59.4%
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
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2023 included in ACM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any future period.
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The following table presents cash and cash equivalents, according to jurisdiction as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
United States	$40,515	$43,614
Mainland China	87,733	70,418
China Hong Kong	194,979	64,057
Korea	737	3,934
Singapore	67	67
Total	$324,031	$182,090
The amounts in mainland China do not include short-term and long-term time deposits which totaled $41,839 and $121,342 at June 30, 2024 and December 31, 2023, respectively.
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

ACM California periodically procures goods and services on behalf of ACM Shanghai and ACM Lingang. For these transactions, ACM Shanghai and ACM Lingang make cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the three months ended June 30, 2024 and 2023, cash payments from ACM Shanghai and ACM Lingang to ACM California for the procurement of goods and services was $9,751 and $14,500, respectively. For the six months ended June 30, 2024 and 2023, cash payments from ACM Shanghai and ACM Lingang to ACM California for the procurement of goods and services was $14,399 and $25,431, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.

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

For the six months ended June 30, 2024 and 2023, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.

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

At June 30, 2024 and December 31, 2023, time deposits consisted of the following:

	June 30, 2024	December 31, 2023
Deposit in China Merchant Bank which matured on January 29, 2024 with an annual interest rate of 2.85%	$—	$29,797
Deposit in Bank of Ningbo which matured on February 17, 2024 with an annual interest rate of 2.85%	$—	$44,630
Deposit in Shanghai Pudong Development Bank which was redeemed on June 20, 2024 with an annual interest rate of 3.10%	$—	$7,322
Deposit in Shanghai Pudong Development Bank which was redeemed on May 28, 2024 with an annual interest rate of 3.10%	$—	$7,307
Deposit in Shanghai Pudong Development Bank which was redeemed on March 7, 2024 with an annual interest rate of 3.10%	$—	$4,376
Deposit in Shanghai Pudong Development Bank which was redeemed on March 22, 2024 with an annual interest rate of 3.10%	$—	$4,373
Deposit in Shanghai Pudong Development Bank which was redeemed on January 29, 2024 with an annual interest rate of 3.10%	$—	$2,912
Deposit in China Industrial Bank which matures on January 30, 2026 with an annual interest rate of 3.15%	$14,656	$14,528
Deposit in China Everbright Bank which matured on January 5, 2024 with an annual interest rate of 5.38%	$—	$3,079
Deposit in China Everbright Bank which matured on May 22, 2024 with an annual interest rate of 5.28%	$—	$3,018
Deposit in China Everbright Bank which matures on July 8, 2024 with an annual interest rate of 5.29%	$3,036	$—
Deposit in China Everbright Bank which matures on November 23, 2024 with an annual interest rate of 5.28%	$10,055	$—
Deposit in Bank of Ningbo which matures on September 11, 2024 with an annual interest rate of 1.50%	$14,092	$—
	$41,839	$121,342
For the three months ended June 30, 2024 and 2023, interest income related to time deposits was $622 and $937, respectively. For the six months ended June 30, 2024 and 2023, interest income related to time deposits was $1,246 and $1,912, respectively.
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

Assets and liabilities measured at fair value on a recurring basis:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2024:
Assets
Cash and Cash equivalents	$35,494	$—	$—	$35,494
Short-term investments	19,597	—	—	19,597
	$55,091	$—	$—	$55,091
As of December 31, 2023:
Assets
Cash and Cash equivalents	$37,518	$—	$—	$37,518
Short-term investments	21,312	—	—	21,312
	$58,830	$—	$—	$58,830

Assets and liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2023:
Assets
Investments accounted for using measurement alternative	$—	$—	$10,378	$10,378
	$—	$—	$10,378	$10,378

The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2024, and the Company did not recognize any unrealized gains (upward adjustments) or unrealized losses (downward adjustments) resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer for its long-term investments accounted for using measurement alternatives during the three and six months ended June 30, 2024 and 2023.

Refer to Note 12 for fair value information related to the Company’s outstanding long-term borrowings as of June 30, 2024 and December 31, 2023.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$31,399	$33,597	$53,491	$42,560
Less: Net income attributable to non-controlling interests	7,189	6,772	11,848	8,590
Net income available to common stockholders, basic	$24,210	$26,825	$41,643	$33,970
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	525	303	920	395
Net income available to common stockholders, diluted	$23,685	$26,522	$40,723	$33,575

Weighted average shares outstanding, basic	62,178,369	59,898,149	61,772,776	59,817,903
Effect of dilutive securities	4,879,477	5,031,489	4,747,930	5,150,997
Weighted average shares outstanding, diluted	67,057,846	64,929,638	66,520,706	64,968,900

Net income per share of common stock:
Basic	$0.39	$0.45	$0.67	$0.57
Diluted	$0.35	$0.41	$0.61	$0.52

Basic and diluted net income per share of common stock is presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per share of common stock is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM Research did not have any participating securities outstanding during the three and six months ended June 30, 2024 and 2023.
ACM Research has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM Research did not declare cash dividends during the six months ended June 30, 2024 or 2023, the net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of comprehensive income (loss) and in the above computation of net income per share of common stock.

Diluted net income per share of common stock reflects the potential dilution from securities, such as stock options that could share in ACM Research’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were 702,850 and 714,850 stock options for the three and six months ended June 30, 2024, respectively, and 302,561 and 394,756 stock options for the three and six months ended June 30, 2023, respectively.

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
The Company is potentially subject to concentrations of credit risks in its revenue and accounts receivable. For the three months ended June 30, 2024 and 2023, four customers accounted for 57.9% and three customers accounted for 52.1% of revenue, respectively. For the six months ended June 30, 2024 and 2023, three customers accounted for 51.9% and one customer accounted for 17.5% of revenue, respectively.
As of June 30, 2024 and December 31, 2023, four customers accounted for 55.9% and four customers accounted for 59.1%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.
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
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following tables present disaggregated revenue information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$153,221	$112,528	$262,691	$149,142
ECP (front-end and packaging), Furnace and Other Technologies	38,962	19,117	64,762	45,715
Advanced Packaging (excluding ECP), Services & Spares	10,297	12,932	27,218	23,976
Total Revenue by Product Category	$202,480	$144,577	$354,671	$218,833

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Mainland China	$196,835	$134,767	$348,970	$207,226
Other regions	5,645	9,810	5,701	11,607
	$202,480	$144,577	$354,671	$218,833
Below are the accounts receivables and contract liabilities balances as of:

	June 30, 2024	December 31, 2023
Accounts receivable	293,499	283,186
Advances from customers	205,609	181,368
Deferred revenue	5,279	3,687
During the six months ended June 30, 2024, advances from customers increased by $24.2 million, due to an increase of payments made by customers for first tools under evaluation, offset by a decrease in customer pre-payments for tools prior to delivery.
Below are revenues recognized from amounts included in contract liabilities at the beginning of the year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized from amounts included in contract liabilities at the beginning of the year	$56,995	$30,673	$86,183	$45,885
NOTE 4 – ACCOUNTS RECEIVABLE

At June 30, 2024 and December 31, 2023, accounts receivable consisted of the following:

	June 30, 2024	December 31, 2023
Accounts receivable	$300,283	$288,016
Less: Allowance for credit losses	(6,784)	(4,830)
Total accounts receivable, net	$293,499	$283,186
The $10.3 million increase in accounts receivable, net for the first six months of 2024 corresponds to a $135.8 million increase in revenue compared to the six months ended June 30, 2023.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The movement of the allowance for credit losses for the six months ended June 30, 2024 is as follows:

Allowance for credit losses, before tax, as of December 31, 2023
Provision for credit losses
Allowance for credit losses, before tax, as of June 30, 2024

June 30, 2024
$(4,830)
(1,954)
$(6,784)

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
NOTE 5 – INVENTORIES

At June 30, 2024 and December 31, 2023, inventories consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$248,443	$235,062
Work-in-process	75,569	81,438
Finished goods	278,915	228,895
Total inventory, net	$602,927	$545,395

At June 30, 2024 and December 31, 2023, the value of finished goods inventory of which were first-tools at customer physical locations for which customers were contractually obligated to take ownership upon acceptance totaled $167,356 and $123,390, respectively.

The $13,381 increase in raw materials at June 30, 2024 compared to December 31, 2023 was due to additional purchase of supplies to support a higher level of expected total shipments for the next several quarters, and to reduce the risk of supply chain delays to meet anticipated customer demand for the Company’s products.

The $50,020 increase in finished goods inventory at June 30, 2024 compared to December 31, 2023 primarily reflects a higher value of first-tools under evaluation by existing or prospective customers, due to shipments made, net of customer acceptances during the period.

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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
During the three months ended June 30, 2024 and 2023, provision for inventory of $1,984 and $2,919 were recognized in cost of revenue, respectively. During the six months ended June 30, 2024 and 2023, provision for inventory of $3,009 and $3,224 were recognized in cost of revenue, respectively. Write-downs were due to an internal assessment that certain inventory could not be sold or used for production due to damage or obsolescence.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At June 30, 2024 and December 31, 2023, property, plant and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Buildings and plants	$82,579	$83,109
Manufacturing equipment	17,235	16,556
Office equipment	5,260	4,953
Transportation equipment	401	404
Leasehold improvement	8,075	7,889
Total cost	113,550	112,911
Less: Total accumulated depreciation and amortization	(21,194)	(17,503)
Construction in progress	136,375	106,440
Total property, plant and equipment, net	$228,731	$201,848

Depreciation expense for the three months ended June 30, 2024 and 2023 was $2,209 and $2,241, respectively, and $4,684 and $3,955 for the six months ended June 30, 2024 and 2023, respectively. Buildings and plants represent Lingang housing property owned by ACM Lingang at a value of RMB 249,746 ($35,039), and facilities for the new headquarters of ACM Shanghai ("Zhangjiang New Building") at a value of RMB 338,848 ($47,540), as of June 30, 2024. The Lingang housing property is pledged as security for loans from China Merchants Bank (Note 12).

Construction in progress primarily reflects costs incurred related to the construction of ACM Shanghai’s Lingang development and production center, which is scheduled to begin initial production in the second half of 2024.
NOTE 7 – LAND USE RIGHT, NET
A summary of land use right is as follows:

	June 30, 2024	December 31, 2023
Land use right purchase amount	$8,939	$8,996
Less: accumulated amortization	(714)	(629)
Land use right, net	$8,225	$8,367
The amortization for the three months ended June 30, 2024 and 2023 was $42 and $38, respectively, and the six months ended June 30, 2024 and 2023 was $85 and $88.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The annual amortization of land use right is as follows:

Year ending December 31,
remainder of 2024	$90
2025	179
2026	179
2027	179
2028	179
2029 and thereafter	7,419
Total	$8,225
NOTE 8 – OTHER LONG-TERM ASSETS

At June 30, 2024 and December 31, 2023, other long-term assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepayments for property, plant and equipment	$7,988	$3,380
Lease deposits	884	834
Security deposit for land use right	692	696
Others	1,353	1,140
Total other long-term assets	$10,917	$6,050

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 9 – SHORT-TERM BORROWINGS

At June 30, 2024 and December 31, 2023, short-term borrowings consisted of the following:

	June 30, 2024	December 31, 2023
Line of credit up to RMB 150,000 from China Everbright Bank,
1)due on August 29, 2024 with an annual interest rate of 3.00%.	2,449	2,463
Line of credit up to RMB 40,000 from Bank of China,
1)due on September 7, 2024 with an annual interest rate of 2.87%.	5,616	5,648
Line of credit up to RMB 200,000 from China Merchants Bank,
1)due on August 7, 2024 with an annual interest rate of 3.00%.	1,264	1,271
2)due on August 8, 2024 with an annual interest rate of 3.00%.	1,264	1,271
3)due on August 9, 2024 with an annual interest rate of 3.00%.	1,264	1,271
4)due on August 14, 2024 with an annual interest rate of 3.00%.	1,264	1,271
5)due on August 17, 2024 with an annual interest rate of 3.00%.	1,264	1,271
6)due on August 20, 2024 with an annual interest rate of 3.00%.	1,264	1,271
7)due on August 21, 2024 with an annual interest rate of 3.00%.	1,264	1,271
8)due on August 22, 2024 with an annual interest rate of 3.00%.	1,264	1,271
9)due on August 24, 2024 with an annual interest rate of 3.00%.	1,264	1,271
10)due on August 27, 2024 with an annual interest rate of 3.00%.	1,264	1,271
11)due on August 29, 2024 with an annual interest rate of 3.00%.	1,264	1,271
12)due on August 30, 2024 with an annual interest rate of 3.00%.	1,264	1,271
13)due on September 3, 2024 with an annual interest rate of 3.00%.	1,264	1,271
14)due on September 5, 2024 with an annual interest rate of 3.00%.	1,264	1,270
15)due on September 6, 2024 with an annual interest rate of 3.00%.	1,263	1,270
16)due on September 10, 2024 with an annual interest rate of 3.00%.	1,263	1,270
17)due on September 12, 2024 with an annual interest rate of 3.00%.	1,263	1,270
18)due on February 27, 2025 with an annual interest rate of 2.60%.	1,333	—
19)due on February 28, 2025 with an annual interest rate of 2.60%.	1,333	—
20)due on March 1, 2025 with an annual interest rate of 2.60%.	1,333	—
21)due on March 5, 2025 with an annual interest rate of 2.60%.	1,333	—
22)due on March 8, 2025 with an annual interest rate of 2.60%.	1,263	—
Line of credit up to RMB 120,000 from Bank of China,
1)due on March 20, 2025 with an annual interest rate of 2.75%.	16,848	—
Line of credit up to KRW 500,000 from Industrial Bank of Korea,
1)due on July 12, 2024 with an annual interest rate of 6.03%.	—	77
Line of credit up to KRW 2,000,000 from Industrial Bank of Korea,
1)due on December 15, 2024 with an annual interest rate of 4.27%.	1,446	1,544
Total	$54,439	$31,335
For the three months ended June 30, 2024 and 2023, interest expense related to short-term borrowings amounted to $425 and $484, respectively, and for the six months ended June 30, 2024 and 2023, interest expense related to short-term borrowings amounted to $638 and $974, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 10 – OTHER PAYABLES AND ACCRUED EXPENSES

At June 30, 2024 and December 31, 2023, other payables and accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accrued commissions	$17,814	$15,572
Accrued warranty	11,273	9,834
Accrued payroll	13,062	14,840
Accrued professional fees	713	696
Accrued machine testing fees	1,581	1,762
Accrued machine sales fees	6,411	6,010
Accrued Lingang construction fees	33,447	33,729
Others	30,639	20,508
Total	$114,940	$102,951
Warranties
The Company provides standard warranties on its products. The liability amount is based on actual historical warranty spending activity by type of product, customer, and geographic region, modified for any known differences such as the impact of product reliability improvements.
Changes in the Company’s accrued warranty were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$11,339	$9,240	$9,834	$8,780
Additions	2,802	1,682	$5,098	$2,510
Utilized	(2,868)	(1,743)	$(3,659)	$(2,111)
Balance at end of period	$11,273	$9,179	$11,273	$9,179
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,031	$1,252	$2,004	$1,740
Short-term lease cost	352	310	673	592
Total lease cost	$1,383	$1,562	$2,677	$2,332
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating cash outflow from operating leases	$1,031	$1,252	$2,004	$1,740
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$541	$—	$621	$6,592
As of June 30, 2024, maturities of outstanding lease liabilities for all operating leases were as follows:

December 31,
remainder of 2024	$1,610
2025	2,082
2026	1,317
2027	1,177
2028 and thereafter	634
Total lease payments	$6,820
Less: Interest	(568)
Present value of lease liabilities	$6,252
The weighted average remaining lease terms and discount rates for all operating leases were as follows:

	June 30, 2024	December 31, 2023
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.29	3.44
Weighted average discount rate	3.84%	3.91%

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 12 – LONG-TERM BORROWINGS

At June 30, 2024 and December 31, 2023, long-term borrowings consisted of the following:

	June 30, 2024	December 31, 2023
Loan from China Merchants Bank	$12,441	$13,362
Loans from Bank of China	17,370	5,013
Loan from Bank of Shanghai	14,040	14,120
Loans from China CITIC Bank	28,043	28,240
Loan from China Everbright Bank	18,610	—
Less: Current portion	(19,671)	(6,783)
Total	$70,833	$53,952
The loan from China Merchants Bank is for the purpose of purchasing housing property in Lingang, Shanghai. The loan is repayable in 120 total installments with the last installment due in November 2030, with an annual interest rate of 3.95%. The loan is pledged by the property of ACM Lingang and guaranteed by ACM Shanghai.
Two loans from Bank of China are for the purpose of funding ACM Shanghai project expenditures. The first loans bears interest at an annual rate of 2.6% and are repayable in 6 installments, with the last installments due in September 2024.
The second loan from Bank of China is for the purpose of funding ACM Shanghai's general corporate expenses and working capital. The loan bears interest at an annual rate of 2.62% and is payable in 6 installments, with the last installment due in June 2027.
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

The loan from the China Everbright Bank is for the purpose of funding ACM's general corporate expenses and working capital. The loan bears interest at an annual floating rate of 2.60% and is payable in 6 installments, with the last installment due in June 2027.

In April 2024, ACM entered into a loan facility with the Agricultural Bank of China for the purpose of funding ACM's general corporate expenses and working capital. As of June 30, 2024, ACM has not made any borrowings from the loan facility.

As of June 30, 2024 and December 31, 2023, the total carrying amount of long-term loans was $90,504 and $60,735, compared with an estimated fair value of $84,672 and $56,462, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement). Refer to Note 2 for an explanation of the fair value hierarchy structure.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Scheduled principal payments for the outstanding long-term loan, including the current portion, as of June 30, 2024 are as follows:

Year ending December 31
remainder of 2024	$4,690
2025	$43,952
2026	1,989
2027	33,829
2028	1,994
Thereafter	4,050
$90,504

For the three months ended June 30, 2024 and 2023, respectively, interest related to long-term borrowings of $507 and $181 was incurred and all of them were charged to interest expenses.
For the six months ended June 30, 2024 and 2023, respectively, interest related to long-term borrowings of $1,077 and $370 was incurred, and all of them were charged to interest expenses.
NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from mainland China governmental authorities for development and commercialization of certain technology but not yet recognized. At June 30, 2024 and December 31, 2023, other long-term liabilities consisted of the following unearned government subsidies:

	June 30, 2024	December 31, 2023
Subsidies commenced in 2020 and prior	$769	$1,107
Subsidies to SW Lingang R&D development commenced in 2021	3,433	3,467
Other	1,303	1,299
Total	$5,505	$5,873
NOTE 14 – LONG-TERM INVESTMENTS
On January 12, 2024, ACM Shanghai entered into an investment agreement with Company C to invest RMB 12,500 ($1,760), which represented 5.0% of the Company C's total equity interest. Since there is no readily determinable fair value, the Company measures the investments at measurement alternative.
On January 19, 2024, ACM Shanghai entered into a limited partnership agreement with Company D to invest RMB 30,000 ($4,230), which represented 16.7% of the partnership's total equity interest. The investment in the limited partnership with Company D is accounted for under the equity method in accordance with ASC323-30-S99-1.
On January 22, 2024, ACM Shanghai entered into an investment agreement with Company E to invest RMB 10,000 ($1,403) which represented 0.6% of the Company E's total equity interest. The transaction was closed in April 2024. Since there is no readily determinable fair value, the Company measures the investments at measurement alternative.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

Equity investee:	Initial investment dates	Investment entity	Percent ownership by ACM and subsidiaries	Investment purchase price
Ninebell Co., Ltd. ("Ninebell")	September 2017	ACM	20.0%	$1,200
Wooil Flucon Co. ("Wooil")	August 2022	ACM Singapore	20.0%	$1,000
Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital FundPartnership (LP) (“Hefei Shixi”)	September 2019	ACM Shanghai	10.0%	RMB 30,000 ($4,200)
Shengyi Semiconductor Technology Co., Ltd. ("Shengyi")	June 2019	ACM Shanghai	14.0%	$109
Company D	February 2024	ACM Shanghai	16.7%	RMB 30,000 ($4,230)
Investments accounted for using measurement alternative:
Waferworks (Shanghai) Co., Ltd. (“Waferworks”)	October 2021	ACM Shanghai	0.3%	$1,568
Shengyi	September 2023	ACM Shanghai	1.0%	RMB 6,100 ($860)
Company A	September 2023	ACM Shanghai	4.4%	RMB 30,000 ($4,200)
Company B	November 2023	ACM Shanghai	1.4%	RMB 6,600 ($930)
Company C	February 2024	ACM Shanghai	5.0%	RMB 12,500 ($1,760)
Company E	April 2024	ACM Shanghai	0.6%	RMB 10,000 ($1,403)

Equity investee:	June 30, 2024	December 31, 2023
Ninebell	$5,923	$5,632
Wooil	975	1,003
Shengyi	2,257	1,693
Hefei Shixi	6,469	9,174
Company D	4,209	—
Subtotal	19,833	17,502
Investments accounted for using measurement alternative:
Waferworks	—	1,412
Shengyi	852	857
Company A	4,209	4,236
Company B	926	932
Company C	1,754	—
Company E	1,403	—
Other	2,921	2,941
Subtotal measurement alternative	12,065	10,378
Total	31,898	27,880

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

For the three months ended June 30, 2024 and 2023, the Company’s share of equity investees’ net income (loss) was $(695) and $3,920, respectively, and $(1,215) and $3,888 for the six months ended June 30, 2024 and 2023, respectively, which amounts were included in loss from equity method investments in the accompanying condensed consolidated statements of comprehensive income (loss). For the three months ended June 30, 2024 and 2023, the Company received $0 and $5,095 dividends from equity investee. For the six months ended June 30, 2024 and 2023, the Company received $600 and $5,095 dividends from equity investee.
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
In December 2022, the Nuode Asset Fund purchased shares in the secondary stock offering of a publicly traded mainland China-stock listing. The number of shares owned by Nuode Asset Fund was apportioned to all of the limited partners in proportion to their respective capital contributions which is 18.75% in the case of ACM Shanghai. The investments were fully disposed during the six months ended June 30, 2024. The Company has not received the proceeds and a receivable of RMB 22,478 ($3,167) was recorded as of June 30, 2024.
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

Pursuant to a Share Purchase Agreement dated January 2024, ACM Shanghai acquired shares of Shanghai Syncrystalline Silicon Materials Co., Ltd. (“Syncrystalline”) in February 2024 with amount of RMB 10 million ($1,409). The shares held by ACM Shanghai are restricted for sale for a minimum period of twelve months. Syncrystalline completed its STAR IPO in February 2024. As of June 30, 2024, the Company's total investment costs in Syncrystalline were RMB 20,000 ($2,818), including RMB 10 million ($1,409) invested by ACM Shanghai in 2021 and RMB 10 million ($1,409) invested by ACM Shanghai in February 2024.

At June 30, 2024 and December 31, 2023, the components of short-term investments were as follows:

	June 30, 2024	December 31, 2023
Short-term investments listed in Shanghai Stock Exchange
Cost	$21,045	$20,155
Market value	19,597	21,312
For the three and six months ended June 30, 2024 and 2023, the net gains (losses) recognized on equity securities were as follows:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gain (loss) recognized during the reporting period on short-term investment still held at June 30	$1,031	$(2,455)	$(1,564)	$(3,109)
Net gain recognized during the period on short-term sold during the period	$—	$3,919	$273	$7,913
Total net gain (loss) recognized at June 30 on short-term investment	$1,031	$1,464	$(1,291)	$4,804
For the three and six months ended June 30, 2024, the Company did not receive proceeds from the sale of short-term investments.
For the three and six months ended June 30, 2023, the Company recognized $6,637 and $17,709 in proceeds from the sale of short-term investments, including a realized gain of $3,919 and $7,913.
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
Shengyi
Shengyi is an equity investee of ACM Shanghai (note 14) and is one of the Company’s component suppliers in mainland China. The Company purchases components from Shengyi for production in the ordinary course of business. The Company incurs a service fee related to installation and hook-up fees which is recorded within cost of revenue on the Company’s condensed consolidated statements of comprehensive income (loss). The Company pays for a portion of the raw materials in advance and is obligated for the remaining amounts upon receipt of the product.
All related party outstanding balances are short-term in nature and are expected to be settled in cash.
The following tables reflect related party transactions in our condensed consolidated financial statements:

Advances to related party	June 30, 2024	December 31, 2023
Ninebell	$2,756	$2,432

Accounts payable	June 30, 2024	December 31, 2023
Ninebell	$12,247	$7,624
Shengyi	5,765	3,783
Total	$18,012	$11,407

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Purchase of materials	2024	2023	2024	2023
Ninebell	$13,778	$10,604	$27,930	$27,001
Shengyi	2,349	706	3,341	2,679
Total	$16,127	$11,310	$31,271	$29,680

	Three Months Ended June 30,		Six Months Ended June 30,
Service fee charged by	2024	2023	2024	2023
Shengyi	$154	$452	$227	$730
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
During the three months ended June 30, 2024, ACM issued 415,476 shares of Class A common stock upon option exercises by employees and non-employees. During the six months ended June 30, 2024, ACM issued 1,366,081 shares of Class A common stock upon option exercises by employees and non-employees.
During the three months ended June 30, 2023, ACM issued 133,135 shares of Class A common stock upon option exercises by employees and non-employees. During the six months ended June 30, 2023, ACM issued 296,204 shares of Class A common stock upon option exercises by employees and non-employees
At June 30, 2024 and December 31, 2023, the number of shares of Class A common stock issued and outstanding was 57,402,253 and 56,036,172, respectively.
At June 30, 2024 and December 31, 2023, the number of shares of Class B common stock issued and outstanding was 5,021,811 and 5,021,811, respectively.
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Employee Awards
The following table summarizes the Company’s employee share option activities during the six months ended June 30, 2024:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	9,998,637	$5.15	$9.59	6.17 years
Granted	194,500	17.27	23.16
Exercised	(1,205,938)	2.25	4.83
Forfeited/cancelled	(43,735)	11.08	23.34
Outstanding at June 30, 2024	8,943,464	$5.77	$10.33	6.03 years
Vested and exercisable at June 30, 2024	5,052,597
As of June 30, 2024, $25,217 of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to employee stock-based awards for ACM were expected to be recognized over a weighted-average period of 3.6 years, after June 30, 2024. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.
The aggregate intrinsic value of options exercised in the three and six months ended June 30, 2024 was $7,212 and $29,077. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2024 were $119,032 and $81,303, respectively.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

Six Months Ended June 30, 2024
Fair value of share of common stock(1)	$23.02-$31.92
Expected term in years(2)	5.81-6.25
Volatility(3)	84.87%-85.48%
Risk-free interest rate(4)	4.23%-4.49%
Expected dividend(5)	—%
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Non-employee Awards
The following table summarizes the Company’s non-employee share option activities during the six months ended June 30, 2024:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	1,170,795	$0.42	$1.31	2.66 years
Exercised	(160,143)	0.22	0.50
Forfeited/cancelled	(3,188)	0.22	0.50
Outstanding at June 30, 2024	1,007,464	$0.45	$1.44	2.34 years
Vested and exercisable at June 30, 2024	1,007,464
As of June 30, 2024 $0 of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards were expected to be recognized over a weighted-average period of 0 years, after June 30, 2024. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.
The aggregate intrinsic value of options exercised in the three and six months ended June 30, 2024 was $1,511 and $4,267, respectively. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2024 was $21,778.
ACM Shanghai 2019 Option Grants
In January 2020, ACM Shanghai adopted a 2019 Stock Option Incentive Plan (the “2019 Subsidiary Stock Option Plan”) that provides for, among other incentives, the granting to officers, directors, and employees of options to purchase shares of ACM Shanghai’s common stock.
The following table summarizes the stock option activities of the ACM Shanghai 2019 Subsidiary Stock Option Plan during the six months ended June 30, 2024:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	3,134,883	$0.24	$1.85	0.85 years
Exercised	(446,154)	$0.24	$1.85
Forfeited/cancelled	(92,308)	$0.24	$1.85
Outstanding at June 30, 2024	2,596,421	$0.24	$1.85	0.51 years
Vested and exercisable at June 30, 2024	2,596,421

The aggregate intrinsic value of options exercised in the three and six months ended June 30, 2024 was both $5,198. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2024 was $26,124.

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

The following table summarizes the ACM Shanghai 2023 Subsidiary Stock Option Plan’s stock option activities during the three months ended June 30, 2024:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	10,575,500	$9.49	$7.06	3.09 years
Granted	1,391,000	$6.04	$7.00
Forfeited/cancelled	(201,065)	$9.09	$7.06
Outstanding at June 30, 2024	11,765,435	$9.01	$7.00	2.70 years
Vested and exercisable at June 30, 2024	-

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

Six Months Ended June 30, 2024
Fair value of share of common stock (1)	$4.93-$6.89
Expected term in years (2)	1.50-4.50
Volatility (3)	45.92%-56.18%
Risk-free interest rate (4)	1.50%-2.75%
Expected dividend (5)	—%

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
(5) Expected dividend is assumed to be 0% as the impact is adjusted on the value of share of common stock.

As of June 30, 2024, $60,798 of total unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 1.7 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The aggregate intrinsic value of options exercised in the three and six months ended June 30, 2024 was $0 as there were no options exercised during the periods. As there were no options exercisable during the periods, the aggregate intrinsic value of options outstanding and exercisable as of June 30, 2024 were $57,491 and $0, respectively.

The following table summarizes the components of stock-based compensation expense included in the condensed consolidated statements of comprehensive income (loss):

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-Based Compensation Expense:
Cost of revenue	$792	$125	$1,573	$250
Sales and marketing expense	3,024	431	6,051	862
Research and development expense	4,206	709	8,709	1,410
General and administrative expense	6,320	752	12,578	1,563
	$14,342	$2,017	$28,911	$4,085

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense by type:
Employee stock purchase plan	$2,389	$1,975	$4,742	$3,993
Non-employee stock purchase plan	—	12	9	23
2019 and 2023 Subsidiary option grants	11,953	30	24,160	69
	$14,342	$2,017	$28,911	$4,085
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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences, including stock based compensation, deemed dividend income under Subchapter F of the U.S. Internal Revenue Code of 1986, as amended (Subpart F), and global intangible low-taxed income (GILTI) inclusions, and

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
R&D super deduction. As a result, the Company recorded income tax expense of $13,705 and $10,517 during the six months ended June 30, 2024 and 2023, respectively. The decrease in the Company's effective income tax rate for the six months ended June 30, 2024 compared to the same period of the prior year was primarily due to an increased benefit from certain permanent deductions in a foreign jurisdiction.

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

The Company had total unrecognized tax benefits of $13,026 as of both June 30, 2024 and December 31, 2023. If recognized, the net impact to effective rate, after indirect offset, would be $12,943. The Company did not expect any reversal of unrecognized tax benefits in the next 12 months. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. For the six months ended June 30, 2024 and 2023, $677 and $569 of interest and penalties was recognized, respectively.

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
Income tax expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total income tax expense	$(9,336)	$(7,638)	$(13,705)	$(10,517)
NOTE 20 – Commitments and Contingencies
The Company leases offices under non-cancelable operating lease agreements. See Note 11 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.
As of June 30, 2024, the Company had $16,293 of open capital commitments to construction contracts and had additional $16,737 of capital investment commitments to Ninebell in April 2024; however, as of June 30, 2024, the investment still has not been approved by the People's Republic of China Business Bureau. As of December 31, 2023, the Company had $30,936 of open commitments to construction contracts and had additional $7,413 of capital investment commitments.
Covenants in ACM Lingang’s Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Lingang pay liquidated damages in the event that within 7 years after the land use right is obtained, or prior to July 9, 2027, the Company does not (i) generate a minimum specified

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
amount of annual sales of products manufactured on the granted land or (ii) pay to mainland China at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.
The Construction Completion Milestone was required to be met by January 9, 2024 but was not achieved. However, ACM Lingang believes it will receive the refund without penalty based on its explanation to the respective regulatory authorities and expects that it will meet the milestone in 2024. The Company cannot guarantee that ACM Lingang will achieve the missed milestone in 2024, or even if it does achieve the milestone in 2024, that it will be refunded some or all of the 20% portion of the performance deposit of RMB 2.5 million ($0.4 million).
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
The Company’s management has evaluated all such proceedings and claims that existed as of June 30, 2024 and December 31, 2023. In the opinion of management, no provision for liability nor disclosure was required as of June 30, 2024 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
As of June 30, 2024, the Company had no outstanding legal proceedings.
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

Long-lived assets by geographic region as of the periods ended were as follows:

	June 30, 2024	December 31, 2023
Long-lived assets by geography:
Mainland China	$241,246	$209,725
Korea	11,631	12,190
United States	1,248	1,276
Total	$254,125	$223,191

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
Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with mainland China GAAP until the reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds was $30,060 as of both June 30, 2024 and December 31, 2023, and is presented as statutory surplus reserve on the Company’s condensed consolidated balance sheets.
NOTE 23 - SUBSEQUENT EVENTS

On July 30, 2024, the Company entered into an agreement to acquire a commercial facility, comprised of 39,500 square foot total floor space and which includes a 5,200 square foot functional clean room, for a price of $7.75 million. This facility is located in the City of Hillsboro in Oregon, and is intended to further expand ACM’s R&D and demonstration capability in the U.S. market. The purchase is scheduled to close in the fourth quarter of 2024.

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

ACM Research is not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 82.0% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other mainland China central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Select Market. This determination was based on the facts aforementioned and mainland China Company Law, mainland China Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in mainland China currently in effect. However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research. See “Item IA. Risk Factors—Risks Related to International Aspects of Our Business—If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, or if we inadvertently conclude that permissions or approvals are not required, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless” in our Annual Report.

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
The following chart depicts our corporate organization as of June 30, 2024:
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

Since 2009 we have delivered more than 925 tools to our customers, more than 765 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue to us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.

Recent Developments
ACM Shanghai Dividend

In June 2024, ACM Research's principal operating subsidiary, ACM Shanghai (SSEC: 688082.SS) held its Annual Stockholder Meeting in Shanghai, China and approved to pay a cash dividend for an aggregate total of approximately RMB 273.2 million (approximately $38.4 million) to the stockholders of ACM Shanghai. The dividend is expected to be paid by the end of 2024. ACM Research owns 82.0% of the outstanding shares of ACM Shanghai. It is possible that ACM Shanghai may not pay the dividend per the approved resolutions, and even if paid, the net amount and the timing of any proceeds to be repatriated by ACM Research to the United States would be uncertain. If the dividend is paid, ACM Research intends to use the net proceeds, if any, for working capital and general corporate purposes.
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

ACM Research estimates that if consummated in full, the proposed Private Offering would generate gross proceeds of up to RMB 4.5 billion ($625 million) to ACM Shanghai, whose management would have broad discretion over the use of such proceeds. It is unlikely that any of such proceeds would be distributed to ACM Research, and that its equity interest in

ACM Shanghai would decline from 82.0% to approximately 74.6%. As of June 30, 2024 and the date of this report, the proposed Private Offering has not been completed.
Mainland China Government Research and Development Funding

Since 2008, ACM Shanghai has received various government grants for the development and commercialization of certain technologies and the development of the R&D and production center in the Lingang Special Area of Shanghai (note 13). The governmental grants contain certain operating conditions, in some cases require us to also invest certain amounts, and are subject to a government due-diligence review process upon completion of the project. The grants are recorded as long-term liabilities upon receipt, although we are not required to return any funds. Other subsidies are the subsidies received from government without further performance obligation.
Grant amounts are recognized in our statements of comprehensive income (loss) as follows:
•Government subsidies are recorded as reductions of current expenses in the periods in which the qualified expenses are incurred. For the six months ended June 30, 2024 and 2023, government subsidies recognized as reductions of relevant expenses in the condensed consolidated statements of comprehensive income (loss) were $0.6 million and $0.8 million, respectively.
•Other subsidies are recorded as other income in the periods as incurred. For the six months ended June 30, 2024 and 2023, related government subsidies recognized as other income in the condensed consolidated statements of comprehensive income (loss) were $1.8 million and $0.2 million, respectively.
Net Income Attributable to Non-Controlling Interests
In 2019 ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares, after which ACM Research held the remaining 91.7% of ACM Shanghai’s outstanding shares. In 2021 ACM Shanghai sold a total number of shares representing an additional 10% of its outstanding ACM Shanghai shares in its STAR IPO, after which ACM Research held the remaining 82.5% of ACM Shanghai’s outstanding shares. However, in May 2023, ACM Research's ownership declined to 82.1% due to the exercise of 2,150,309 stock options related to ACM Shanghai shares. In June 2024, ACM Research's ownership further declined to 82.0% due to the exercise of 446,154 stock options related to ACM Shanghai shares. As a result, we reflect the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
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

Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.2	52.5	50.4	50.4
Gross margin	47.8	47.5	49.6	49.6
Operating expenses:
Sales and marketing	8.5	7.9	8.8	9.5
Research and development	12.8	13.9	14.1	15.6
General and administrative	7.9	4.6	9.0	6.6
Total operating expenses, net	29.2	26.4	31.9	31.7
Income from operations	18.6	21.1	17.7	17.9
Interest income, net	0.7	1.2	0.7	1.3
Realized gain from sale of short-term investments	0.0	2.7	0.1	3.6
Unrealized gain (loss) on short-term investments	0.5	-1.7	-0.4	-1.4
Other income, net	0.7	2.6	1.3	1.1
Income (loss) from equity method investments	-0.3	2.7	-0.3	1.8
Income before income taxes	20.2	28.6	19.1	24.3
Income tax expense	-4.6	-5.3	-3.9	-4.8
Net income	15.6	23.3	15.2	19.5
Less: Net income attributable to non-controlling interests	3.6	4.7	3.3	3.9
Net income attributable to ACM Research, Inc.	12.0%	18.6%	11.9%	15.6%
Comparison of Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$153,221	$112,528	36.2%	$40,693
ECP (front-end and packaging), furnace and other technologies	38,962	19,117	103.8%	19,845
Advanced packaging (excluding ECP), services & spares	10,297	12,932	(20.4)%	(2,635)
Total Revenue by Product Category	$202,480	$144,577	40.0%	$57,903
The increase in revenue for three months ended June 30, 2024 as compared to the same period in 2023 reflects higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, and ECP (front-end and packaging), furnace and other technologies, partly offset by lower Advanced packaging (excluding ECP), services and spares. The increased demand from is due in part to a longer term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023

Cost of revenue	$105,696	$75,938	39.2%	$29,758
Gross profit	96,784	68,639	41.0%	28,145
Gross margin	47.8%	47.5%	0.3%	32bps
Cost of revenue and gross profit increased in the three months ended June 30, 2024 as compared to the corresponding period in 2023 due to the increased sales volume together with a slight increase in gross margin. The increase in gross margin versus the prior-year period was primarily due to revenue mix between product categories, net of a favorable impact from fluctuations in the RMB to U.S. dollar exchange rate. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.
Operating Expenses

	Three Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Sales and marketing expense	$17,135	$11,439	49.8%	$5,696
Research and development expense	25,968	20,064	29.4%	5,904
General and administrative expense	16,088	6,706	139.9%	9,382
Total operating expenses	$59,191	$38,209	54.9%	$20,982

Sales and marketing expense increased in the three months ended June 30, 2024 as compared to the corresponding period in 2023, reflecting an increase of $3.5 million due to increased costs for personnel, commissions, travel & entertainment, outside service, and professional services, and $2.6 million in stock-based compensation, offset by $0.4 million decrease in warranty expense.

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

Research and development expense increased in the three months ended June 30, 2024 as compared to the corresponding period in 2023, reflecting an increase of $3.5 million in stock-based compensation, $2.0 million in R&D-related personnel costs, and $1.6 million in depreciation, outside services and other R&D-related costs, offset by a $1.2 million decrease in costs of components for tools built for product development purposes.
Research and development expense represented 12.8% and 13.9% of our revenue in the three months ended June 30, 2024 and 2023, respectively. Without reduction by grant amounts received from mainland China governmental authorities (see ‘–Mainland China Government Research and Development Funding’’), gross research and development expense totaled $26.1 million, or 12.9% of total revenue, in the three months ended June 30, 2024 as compared to $20.3 million, or 14.1% of revenue, in the corresponding period in 2023.
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

General and administrative expense increased in the three months ended June 30, 2024 as compared to the corresponding period in 2023, primarily reflecting a $5.6 million increase in stock based compensation, a $3.2 million in personnel and other costs related to general and administrative costs, and a $0.6 million increase in allowance for credit losses.

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
Interest income, net, Other Income, net

	Three Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Interest Income	$2,381	$2,346	1.5%	$35
Interest Expense	(932)	(649)	43.6%	(283)
Interest Income, net	$1,449	$1,697	-14.6%	$(248)

Other income, net	$1,357	$3,724	-63.6%	$(2,367)

Interest income (expense), net consists of interest earned on our cash and cash equivalents, restricted cash accounts, and short-term and long-term time deposits, offset by interest expense incurred from outstanding short-term and long-term borrowings. Interest income (expense), net decreased in the three months ended June 30, 2024 as compared to the corresponding period in 2023, as a result of changes in balances of cash, cash equivalents, time deposits, and debt, together with changes in interest rates earned or expensed on the respective balances.
Other income, net primarily reflects (a) gain recognized from the impact of exchange rates on our working-capital which was $1.3 million for the three months ended June 30, 2024 compared to $1.5 million loss recognized from the impact of exchange rates on our working capital for the three months ended June 30, 2023, (b) government subsidies, as described under “—Mainland China Government Research and Development Funding” above, and other factors.
Realized gain and unrealized loss from short-term investment, and income (loss) from equity investments.

	Three Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Realized gain from sale of short term investments	$—	$3,919	(100.0)%	$(3,919)
Unrealized gain (loss) on short term investments	1,031	(2,455)	(142.0)%	$3,486
Income (loss) from equity method investments	$(695)	$3,920	(117.7)%	$(4,615)
We did not record a realized gain from sale of short term investments for the three months ended June 30, 2024 as compared to $3.9 million in the prior-year period due to a sale of short-term investments (note 15).
We recorded an unrealized gain on short term investments of $1.0 million for the three months ended June 30, 2024 as compared to an unrealized loss of $2.5 million for the same period in 2023, based on a change in market value of ACM Shanghai’s short-term investments (note 15).
Loss from equity investments was $0.7 million for the three months ended June 30, 2024 as compared to income from equity method investments of $3.9 million in the same period in 2023 due to a decrease of net income from investments in affiliates (note 14).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Total income tax expense	$(9,336)	$(7,638)

We recognized a tax expense of $9.3 million for the three months ended June 30, 2024 as compared to a tax expense of $7.6 million for the prior year period. The tax expense for the three months ended June 30, 2024 primarily resulted from the tax effect of an increase in our effective income tax rate applied to an increase in operating profit for the period. The increase in our effective income tax rate for the three months ended June 30, 2023 compared to the same period of the prior year was primarily due to an increase in capitalized R&D expenses in certain foreign jurisdictions.

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for mainland China income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-U.S. research expenses. Our four mainland China subsidiaries, ACM Shanghai, ACM Wuxi, ACM Beijing, and ACM Lingang, are liable for mainland China corporate income taxes at the rates of 15%, 25%, 25%, and 15%, respectively. Pursuant to the Corporate Income Tax Law of mainland China, our mainland China subsidiaries generally would be liable for mainland China corporate income taxes at a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, and 2021, with an effective period of three years, and is expected to be re-certified for future years in 2024. In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and was entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022. Certain entities which meet requirements according to the Policy of the Lingang New area in China (Shanghai) Pilot Free Trade Zone are entitled to a preferential income tax rate of 15%. ACM Lingang was certified for this in 2021, and this preferential income tax rate is valid from January 1, 2020 until December 31, 2024. We file income tax returns in the United States and state and foreign jurisdictions.

All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.
Net Income Attributable to Non-Controlling Interests

	Three Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Net income attributable to non-controlling interests	$7,189	$6,772	6.2%	$417
ACM Research owns 82.0% of ACM Shanghai’s (note 1) outstanding shares which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Three Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Foreign currency translation adjustment	$116	$(35,269)	(100.3)%	$35,385
We recorded a gain of foreign currency translation adjustment of $0.1 million for the three months ended June 30, 2024, as compared to a loss of $35.3 million for the same period in 2023, primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Three Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Comprehensive income attributable to non-controlling interests	$7,210	$652	1005.8%	$6,558

Comprehensive income attributable to non-controlling interests for the three months ended June 30, 2024 increased by $6.6 million as compared to the same period in 2023, reflecting a change in net income attributable to the non-controlling interests for the period together with the impact of foreign exchange rate fluctuations on the cumulative balance.
Comparison of Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$262,691	$149,142	76.1%	$113,549
ECP (front-end and packaging), furnace and other technologies	64,762	45,715	41.7%	19,047
Advanced packaging (excluding ECP), services & spares	27,218	23,976	13.5%	3,242
Total Revenue by Product Category	$354,671	$218,833	62.1%	$135,838
The increase in revenue for six months ended June 30, 2024 as compared to the same period in 2023 reflects higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, ECP (front-end and packaging), furnace and other technologies, and Advanced packaging (excluding ECP), services and spares. The increased demand from is due in part to a longer term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Cost of revenue	$178,766	$110,208	62.2%	$68,558
Gross profit	175,905	108,625	61.9%	67,280
Gross margin	49.6%	49.6%	—%	(4)bps
Cost of revenue and gross profit increased in the six months ended June 30, 2024 as compared to the corresponding period in 2023 due to the increased sales volume, and consistent gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories, net of a favorable impact from fluctuations in the RMB to U.S. dollar exchange rate.
Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.
Operating Expenses

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Sales and marketing expense	$31,308	$20,776	50.7%	$10,532
Research and development expense	49,886	34,093	46.3%	15,793
General and administrative expense	31,886	14,464	120.5%	17,422
Total operating expenses	$113,080	$69,333	63.1%	$43,747
Sales and marketing expense increased in the six months ended June 30, 2024 as compared to the corresponding period in 2023, reflecting an increase of $5.7 million due to increased costs for personnel, commissions, travel & entertainment and professional services, $5.2 million in stock-based compensation, $0.6 million in office and outside service, offset by a decrease of $1.0 million from promotional tools.
We expect that, for the foreseeable future, sales and marketing expenses will increase in dollars, as we incur additional costs associated with growing our customer base in mainland China and regions outside of mainland China.
Research and development expense increased in the six months ended June 30, 2024 as compared to the corresponding period in 2023, reflecting an increase of $7.3 million in stock-based compensation, $4.5 million in R&D-related personnel costs, $2.4 million in costs of components for tools built for product development purposes, and a$2.6 million increase in other R&D-related costs, travel and entertainment, and depreciation, offset by a $1.0 million decrease in outside service.
Research and development expense represented 14.1% and 15.6% of our revenue in the six months ended June 30, 2024 and 2023, respectively. Without reduction by grant amounts received from mainland China governmental authorities (see ‘–Mainland China Government Research and Development Funding’’), gross research and development expense totaled $50.5 million, or 14.2% of total revenue, in the six months ended June 30, 2024 as compared to $34.8 million, or 15.9% of revenue, in the corresponding period in 2023.
General and administrative expense increased in the six months ended June 30, 2024 as compared to the corresponding period in 2023, primarily reflecting a $11.0 million increase in stock based compensation, a $1.5 million increase in allowance for credit losses, and $5.1 million in personnel and other costs related to general and administrative costs, offset by $0.2 million decrease in professional services expenses.
We expect that, for the foreseeable future, general and administrative expenses will increase in dollars, as we incur additional costs associated with growing our business, ACM Research operating a public company in the United States and ACM Shanghai operating as a public company in China.
Interest income, net, Other Income, net

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Interest income	$4,155	$4,131	0.6%	$24
Interest expense	(1,715)	(1,344)	27.6%	(371)
Interest income, net	$2,440	$2,787	-12.5%	$(347)

Other income, net	$4,437	$2,306	92.4%	$2,131
Interest income (expense), net consists of interest earned on our cash and cash equivalents, restricted cash accounts, and short-term and long-term time deposits, offset by interest expense incurred from outstanding short-term and long-term borrowings. Interest income (expense), net decreased in the six months ended June 30, 2024 as compared to the corresponding period in 2023, as a result of changes in balances of cash, cash equivalents, time deposits, and debt, together with changes in interest rates earned or expensed on the respective balances.
Other income, net primarily reflects (a) gain recognized from the impact of exchange rates on our working-capital which was $2.7 million for the six months ended June 30, 2024 compared to $1.7 million gain recognized from the impact of exchange rates on our working capital for the six months ended June 30, 2023, (b) government subsidies, as described under “—Mainland China Government Research and Development Funding” above, and other factors.
Realized gain and unrealized loss from short-term investment, and income (loss) from equity investments.

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Realized gain from sale of short-term investments	$273	$7,913	(96.5)%	$(7,640)
Unrealized loss on short-term investments	$(1,564)	$(3,109)	(49.7)%	$1,545
Gain (loss) from equity method investments	$(1,215)	$3,888	(131.3)%	$(5,103)
We recorded a realized gain from sale of equity investment of $0.3 million for the six months ended June 30, 2024 as compared to $7.9 million in the prior-year period due to a sale of short-term investments (note 15).
We recorded an unrealized loss on short-term investments of $1.6 million for the six months ended June 30, 2024 as compared to an unrealized loss of $3.1 million for the same period in 2023, based on a change in market value of ACM Shanghai’s short-term investments (note 15).
Loss from equity investments was $1.2 million for the six months ended June 30, 2024 as compared to income from equity method investments of $3.9 million in the same period in 2023 due to a decrease of net income from investments in affiliates (note 14).

Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Total income tax expense	$(13,705)	$(10,517)	30.3%	$(3,188)

We recognized a tax expense of $13.7 million for the six months ended June 30, 2024 as compared to a tax expense of $10.5 million for the prior year period. The tax expense for the six months ended June 30, 2024 primarily resulted from the tax effect of an increase in our effective income tax rate applied to an increase in operating profit for the period. The increase in our effective income tax rate for the six months ended June 30, 2024 compared to the same period of the prior year was primarily due to an increase in capitalized R&D expenses in certain foreign jurisdictions.
Net Income Attributable to Non-Controlling Interests

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Net income attributable to non-controlling interests	$11,848	$8,590	37.9%	$3,258
ACM Research owns 82.0% of ACM Shanghai’s (note 1) outstanding shares which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocatable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Foreign currency translation adjustment	$(6,713)	$(25,846)	(74.0)%	$19,133
We recorded a loss of foreign currency translation adjustment of ($6.7 million) for the six months ended June 30, 2024, as compared to $(25.8 million) for the same period in 2023, primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Comprehensive income attributable to non-controlling interests	$10,616	$4,114	158.0%	$6,502
Comprehensive income attributable to non-controlling interests for the six months ended June 30, 2024 increased as compared to the prior-year period, reflecting a change in net income attributable to the non-controlling interests for the period together with the impact of foreign exchange rate fluctuations on the cumulative balance.

Liquidity and Capital Resources

During the first six months of 2024, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions, and our loan from China CITIC Bank, and cash flow from operations.

Cash and cash equivalents, restricted cash, short-term time deposits and long-term time deposits were $366.8 million at June 30, 2024, compared to $304.5 million at December 31, 2023. The $62.3 million increase was primarily driven by $51.9 million of cash provided by operations, ($48.4 million), excluding the change in net cash related to time deposits, used in investing activities, $58.3 million net cash provided by financing activities, and a $0.5 million increase from the effect of exchange rate on cash, cash equivalents, restricted cash and non-cash items.

	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$324,912	$183,173
Short-term time deposits	27,183	80,524
Long-term time deposits	14,656	40,818
Total	$366,751	$304,515
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
For the six months ended June 30, 2024 and 2023, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers, distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Our cash and cash equivalents at June 30, 2024 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders. The use of proceeds raised by the STAR Market IPO, without further approvals, are limited to specific usage. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.
ACM Research has never declared or paid cash dividends on our capital stock. AMC Research intends to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Cash Flow Provided by (used in) Operating Activities. Net cash provided by operating activities of $51.9 million during the six months ended June 30, 2024 consisted of:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net Income	$53,491	$42,560
Non-cash operating lease cost	2,004	1,740
Provision for inventory	3,009	3,224
Provision for credit losses	1,954	496
Depreciation and amortization	4,684	3,955
Gain on disposals of property, plant and equipment	(1)	(1)
Realized gain on short-term investment	(273)	(7,913)
Loss (income) from equity method investments	1,215	(3,888)
Unrealized loss on short-term investments	1,564	3,109
Deferred income taxes	(720)	(4,711)
Stock-based compensation	28,911	4,085
Dividends from unconsolidated affiliates	600	5,095
Net changes in operating assets and liabilities	(44,496)	(66,896)
Net cash flow provided by (used in) operating activities	51,942	(19,145)
Significant net changes in operating asset and liability accounts primarily include the following uses of cash: an increase of inventories, net ($64.9 million) (note 5), an increase of accounts receivable of ($14.8 million) (note 4), and an increase in other receivable ($11.7 million) and the following sources of cash: a $26.3 million increase in customer advances and a $6.8 million increase in other payable and accrued expense.
Cash Flow Used in Investing Activities. Net cash used in investing activities, excluding the change in net cash related to time deposits, for the six months ended June 30, 2024 was ($48.4 million), primarily consisting of ($39.7 million) for purchase of property and intangible assets, ($7.4 million) for purchase of long-term investments, and ($1.4 million) for purchase of short-term investment (note 15).
Cash Flow Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2024 was $58.3 million, primarily consisting of $32.3 million proceeds from long-term borrowing (note 12), $23.9 million proceeds from short-term borrowing, and $6.4 million proceeds from exercise of stock options, partly offset by ($4.4 million) repayment of short-term and long-term borrowings.
We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with the following banks:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at June 30, 2024
				(in thousands)
China CITIC Bank (2)	July 2023	Repayable by installments and the last installments repayable in December 2025	4.50%	RMB200,000	RMB99,900
				$28,060	$14,016
China Everbright Bank	July 2021	August 2024	3.00%	RMB150,000	RMB17,453

				$21,045	$2,449
Bank of China	September 2023	September 2024	2.87%	RMB40,000	RMB40,028
				$5,612	$5,616
China Merchants Bank	August 2023	September 2024	2.60%~3.00%	RMB200,000	RMB200,145
				$28,060	$28,080
Bank of China	March 2024	March 2025	2.75%	RMB120,000	RMB120,082
				$16,836	$16,848
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	3.95%	RMB128,500	RMB88,673
				$18,029	$12,441
Agricultural Bank of China	June 2024	N/A until drawn	N/A until drawn	RMB300,000	RMB—
				$42,090	$—
Bank of China	September 2021	Repayable by installments and the last installments repayable in September 2024	2.60%	RMB35,000	RMB26,267
				$4,911	$3,685
Bank of Shanghai	December 2022	October 2024	2.85%	RMB100,000	RMB100,071
				$14,030	$14,040
China CITIC Bank	August 2023	Repayable by installments and the last installments repayable in August,2025	3.10%	RMB100,000	RMB99,978
				RMB14,030	$14,027
Bank of China	June 2024	June 2027	2.62%	RMB97,500	RMB97,543
				$13,679	$13,685
China Everbright Bank	June 2024	June 2027	2.60%	RMB150,000	RMB132,645
				$21,045	$18,610
Industrial Bank of Korea	December 2023	December 2024	4.27%	KRW2,000,000	KRW2,000,000

	$1,446	$1,446
Total	$228,872	$144,943
(1)Converted from RMB to dollars as of June 30, 2024. The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”
(2)This China CITIC bank facility agreement is with ACM Research, Inc.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate cash, and cash equivalents was ($0.5) million during the first six months ended June 30, 2024. The impact of fluctuations of the RMB to U.S. dollar currency exchange rate on a significant balance of these items held in RMB-denominated accounts (note 2) contributed to the change.
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
The status of the performance milestones for the period ended June 30, 2024 is as follows:
•ACM Lingang achieved the Construction Start Milestone and 60% of the performance deposit was refunded to ACM Shanghai in 2020.
•The Construction Completion Milestone was required to be met by January 9, 2024 but was not achieved. However, ACM Lingang believes it will receive the refund without penalty based on its explanation to the respective regulatory authorities of logistics-related delays and expectations that it will meet the milestone in 2024. We cannot guarantee that ACM Lingang will achieve the missed milestone in 2024, or even if it does achieve the milestone in 2024, that it will be refunded some or all of the 20% portion of the performance deposit of RMB 2.5 million ($0.4 million).

Contractual penalties in the case of a delay of Construction Completion Milestone:
◦If ACM Lingang fails to complete the construction pursuant to the date agreed under the Grant Agreement or any extended completion date approved by the Grantor, ACM Lingang shall pay 50% of the deposit for timely completion of construction as liquidated damages.
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
In addition to the milestones, covenants in the Grant Agreement require that, among other things, ACM Lingang will be required to pay liquidated damages in the event that within seven years after the Delivery Date, or prior to July 9, 2027, it does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay at least RMB 157.6 million ($22.2 million) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.
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
If the Grant Agreement is terminated because of breach of any terms above, the Grantor shall take back the buildings, fixtures and auxiliary facilities on the land area and provide ACM Lingang with corresponding compensation according to the residual value of the buildings, fixtures and auxiliary facilities when they are taken back. The total cumulative investment of land, buildings and construction in progress related to ACM Lingang amounted to $141.8 million and $116.9 million at June 30, 2024 and December 31, 2023, respectively.
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
Shipments in the six months ended June 30, 2024 totaled $448.1 million, as compared to $242.6 million for the same periods in 2023. Repeat tool shipments in the six months ended June 30, 2024 totaled $230.4 million, as compared to $100.3 million for same periods in 2023. First tool shipments in the six months ended June 30, 2024 totaled $217.7 million, as compared to $142.3 million for the same periods in 2023.
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Adjusted EBITDA Data:
Net Income	$53,491	$42,560	25.7%	$10,931
Interest expense (income), net	(2,440)	(2,787)	-12.5%	347
Income tax expense	13,705	10,517	30.3%	3,188
Depreciation and amortization	4,684	3,955	18.4%	729
Stock based compensation	28,911	4,085	607.7%	24,826
Unrealized loss on short-term investments	1,564	3,109	-49.7%	(1,545)
Adjusted EBITDA	$99,915	$61,439	62.6%	$38,476

The increase in adjusted EBITDA for the six months ended June 30, 2024 as compared to the same period in 2023 reflects a $10.9 million increase in net income, a $24.8 million increase in stock based compensation, a $0.7 million increase in depreciation and amortization, a $3.2 million impact from a change in income tax expense, offset by a $1.5 million decrease in unrealized loss on short-term investment, and other items.

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
Free Cash Flow
The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Six Months Ended June 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Free Cash Flow Data:
Net cash provided by (used in) operating activities	$51,942	$(19,145)	(371.3%)	$71,087
Purchase of property and equipment	(38,512)	(21,633)	78.0%	(16,879)
Purchase of short-term and long-term investments	(8,769)	(1,453)	503.5%	(7,316)
Free cash flow	$4,661	$(42,231)	(111.0%)	$46,892
The increase in free cash flow for the six months ended June 30, 2024 as compared to the same period in 2023 reflected the factors driving net cash used in operating activities, an increase of purchases of property and equipment, and long-term investment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.
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

	Six Months Ended June 30,
	2024			2023
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$354,671	$-	$354,671	$218,833	$-	$218,833
Cost of revenue	(178,766)	(1,573)	(177,193)	(110,208)	(250)	(109,958)
Gross profit	175,905	(1,573)	177,478	108,625	(250)	108,875
Operating expenses:
Sales and marketing	(31,308)	(6,051)	(25,257)	(20,776)	(862)	(19,914)
Research and development	(49,886)	(8,709)	(41,177)	(34,093)	(1,410)	(32,683)
General and administrative	(31,886)	(12,578)	(19,308)	(14,464)	(1,563)	(12,901)
Income (loss) from operations	$62,825	$(28,911)	$91,736	$39,292	$(4,085)	$43,377
Adjusted operating income for the six months ended June 30, 2024 increased by $48.3 million, as compared with the same period in 2023, due to a $23.5 million increase in income from operations and a $24.8 million increase in stock-based compensation expense.
Item 3.    Quantitative and Qualitative Disclosures About Market Risks
Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes in the first six months of 2024 to our market risks or to our management of such risks.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of June 30, 2024. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except the remediation efforts as described below.

Remediation Efforts

As previously reported, during the quarter ended March 31, 2024, management identified a deficiency constituting a material weakness in our internal control over financial reporting related to the design and implementation of information technology general controls ("ITGCs") related to the implementation of our new enterprise resource planning ("ERP") system in mainland China utilized in the preparation of our consolidated financial statements. Specifically, we did not (1) establish and maintain adequate pre-approval policy and process for the system changes; and (2) maintain a complete system change log.

Our management, under the oversight of our Audit Committee, has implemented the following remediation measures designed to improve our internal control over financial reporting and to remediate the material weakness noted above:

•Corporate Governance and Oversight: We have implemented a plan to stabilize the ERP system and correct the identified control deficiency. Additionally, we have engaged an outside professional firm to assist management overseeing the efforts to design, implement and ensure the ongoing execution of our ITGCs of the ERP system.

•Change Management: We have designed and implemented an improved process for requesting, testing, authorizing, and reviewing system changes. This implementation includes enabling a complete activity log of accessing and/or making changes to the system and the addition of detection controls which include the review of such activity logs. We have also established policies and processes surrounding the testing, approval, and implementation of system changes to ERP system.

•End User Training: We have enhanced the training of our personnel regarding their roles and responsibilities within the ITGCs objectives and activities.

During the quarter ended June 30, 2024, we completed our testing of the operating effectiveness of internal controls impacted by these remediation efforts and concluded that as a result of the measures described above, the material weakness has been remediated and our internal control over financial reporting was effective as of June 30, 2024.
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
Regulatory Risks

The U.S. Government is reportedly considering an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities outside the United States that could otherwise be advantageous to our stockholders

On June 21, 2024, the Office of Investment Security of the U.S. Department of the Treasury issued a proposed rule to implement President Biden’s August 2023 Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern (the EO). The EO provided for the establishment of a new and targeted national security regulatory framework directed at controlling outbound investment from the United States in certain sensitive industry sectors in the People’s Republic of China (PRC) and the Special Administrative Regions of Hong Kong and Macau (collectively, China). As implemented by the proposed rule, the new framework would impose notification requirements and prohibitions on specified investments by U.S. persons in the semiconductor and microelectronics sector, quantum information technologies, and artificial intelligence (AI) systems.

Within the semiconductor and microelectronics sector, prohibited investments would include certain covered investments in electronic design automation software; certain fabrication and advanced packaging tools; the design, fabrication, or packaging of certain advanced integrated circuits, and supercomputers. Notifiable investments would include any covered investments related to the design, fabrication, or packaging of integrated circuits not otherwise covered by the prohibition.

If the outbound investment regime is implemented as set out in the proposed rule, given the breadth of the notification requirement as applicable within the semiconductor industry, we will likely be subject to increased regulatory burden to engage in certain investments in the PRC. Such a mechanism could negatively impact our ability to realize value from certain existing and future investments, including by limiting exit opportunities or causing us to favor buyers that may avoid complex notification requirements, even in circumstances where other buyers may offer better terms or more consideration. There can be no assurances that we will be able to maintain or proceed with investments on terms acceptable to us. Furthermore, while the requirements are still in proposed form, the range or extent of possible effects that could flow from such a measure cannot be determined with any degree of certainty at this time. It is possible that the outbound investment reporting requirements and prohibitions could adversely affect our business, financial condition, and operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2024, ACM Research issued, pursuant to the exercise of stock options at a per share exercise price of $0.50 per share, an aggregate of 513,322 shares of Class A common stock that were not registered under the Securities Act of 1933, as amended. We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.

Sale Date	Exercised Shares (Net)
January 3, 2024	27,033
March 1, 2024	34,434
March 1, 2024	177,089
March 5, 2024	9,843
March 5, 2024	27,341
May 3, 2024	27,253
May 14, 2024	176,090
May 14, 2024	34,239
Total	513,322
Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On May 14, 2024, David Wang, President, Chief Executive Officer and a member of the Board of Directors of ACM Research, adopted a Rule 10b5-1 trading arrangement (the “Wang Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Wang Plan allows for the contemporaneous exercise of options and sale of up to 480,000 shares of Class A Common Stock, at specific market prices, commencing on August 22, 2024, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) April 30, 2025, or (iii) such date that the Wang Plan is otherwise terminated according to its terms, whichever comes first.

On May 17, 2024, Tracy Liu, a member of the Board of Directors of ACM Research, adopted a Rule 10b5-1 trading arrangement (the “Liu Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Liu Plan allows for the contemporaneous exercise of options and sale of up to 19,500 shares of Class A Common Stock, at specific market prices, commencing on August 16, 2024, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) May 19, 2025, or (iii) such date that the Liu Plan is otherwise terminated according to its terms, whichever comes first.

On May 31, 2024, Fuping Chen, Vice President, Sales—China of ACM Shanghai, adopted a Rule 10b5-1 trading arrangement (the “Chen Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Chen Plan allows for the contemporaneous exercise of options and sale of up to 100,000 shares of Class A Common Stock, at specific market prices, commencing on August 30, 2024, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) May 30, 2025, or (iii) such date that the Chen Plan is otherwise terminated according to its terms, whichever comes first.

On June 12, 2024, Shanghai Science and Technology Venture Capital Co., Ltd. ("SSTVC"), adopted a Rule 10b5-1 trading arrangement (the “SSTVC Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The SSTVC Plan allows for the sale of up to 1.1 million shares of Class A Common Stock, at specific market prices, commencing on September 10, 2024, and continuing until (i) all such shares are sold, (ii) December 31, 2024, or (iii) such date that the SSTVC Plan is otherwise terminated according to its terms, whichever comes first. Xia Xing, a member of the Board of Directors of ACM Research, is an employee of an affiliate of SSTVC.

Item 6.    Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.01	Purchase and Sale Agreement and Receipt for Earnest Money, dated July 30, 2024, by and among ACM Research, Inc. and William R. O’Neill, Lynda E. O’Neill and Gordon A. Harris
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.
Date: August 7, 2024	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)