Form 10-Q
period 2024-09-30
ACM Research, Inc.
filed 2024-11-07
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	57,606,036 shares outstanding as of November 4, 2024
Class B Common Stock, $0.0001 par value	5,021,811 shares outstanding as of November 4, 2024

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (note 2)	$333,472	$182,090
Restricted cash	1,782	1,083
Short-term time deposits (note 2)	20,304	80,524
Short-term investments (note 15)	20,351	21,312
Accounts receivable, net (note 4)	370,589	283,186
Other receivables	57,849	40,065
Inventories, net (note 5)	628,720	545,395
Advances to related party (note 16)	1,453	2,432
Prepaid expenses	10,794	20,023
Total current assets	1,445,314	1,176,110
Property, plant and equipment, net (note 6)	250,099	201,848
Land use right, net (note 7)	8,320	8,367
Operating lease right-of-use assets, net (note 11)	5,680	7,026
Intangible assets, net	2,838	2,538
Long-term time deposits (note 2)	13,517	40,818
Deferred tax assets (note 19)	13,400	20,271
Long-term investments (note 14)	33,655	27,880
Other long-term assets (note 8)	21,352	6,050
Total assets	$1,794,175	$1,490,908
Liabilities and Equity
Current liabilities:
Short-term borrowings (note 9)	$33,795	$31,335
Current portion of long-term borrowings (note 12)	30,670	6,783
Related party accounts payable (note 16)	15,392	11,407
Accounts payable	170,810	141,814
Advances from customers (note 3)	215,678	181,368
Deferred revenue (note 3)	10,138	3,687
Income taxes payable (note 19)	6,796	6,401
FIN-48 payable (note 19)	8,991	12,149
Other payables and accrued expenses (note 10)	115,388	102,951
Current portion of operating lease liabilities (note 11)	2,377	2,764
Total current liabilities	610,035	500,659
Long-term borrowings (note 12)	106,069	53,952
Long-term operating lease liabilities (note 11)	3,303	4,262
Other long-term liabilities (note 13)	5,685	5,873
Total liabilities	725,092	564,746
Commitments and contingencies (note 21)
Equity:
Stockholders’ equity:
Class A Common stock (note 17)	6	6
Class B Common stock (note 17)	1	1
Additional paid-in capital	669,540	629,845
Retained earnings	229,374	156,827
Statutory surplus reserve (note 22)	30,060	30,060
Accumulated other comprehensive loss	(40,815)	(49,349)
Total ACM Research, Inc. stockholders’ equity	888,166	767,390
Non-controlling interests	180,917	158,772
Total equity	1,069,083	926,162
Total liabilities and equity	$1,794,175	$1,490,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue (note 3)	$203,976	$168,569	$558,647	$387,402
Cost of revenue, including cost of revenue from related parties of $15,276 and $46,547 for the three and nine months ended September 30, 2024, respectively, and $7,952 and $37,632 for the three and nine months ended September 30, 2023, respectively (note 16)	99,142	80,055	277,908	190,263
Gross profit	104,834	88,514	280,739	197,139
Operating expenses:
Sales and marketing	15,759	16,803	47,067	37,579
Research and development	27,837	26,151	77,723	60,244
General and administrative	17,054	12,387	48,940	26,851
Total operating expenses	60,650	55,341	173,730	124,674
Income from operations	44,184	33,173	107,009	72,465
Interest income	2,967	2,152	7,122	6,283
Interest expense	(1,208)	(640)	(2,923)	(1,984)
Realized gain from sale of short-term investments (note 15)	171	656	444	8,569
Unrealized gain (loss) on short-term investments (note 15)	413	(1,319)	(1,151)	(4,428)
Other income (loss), net	(5,164)	(2,150)	(727)	156
Income (loss) from equity method investments (note 15)	1,316	(160)	101	3,728
Income before income taxes	42,679	31,712	109,875	84,789
Income tax expense (note 19)	(4,007)	(718)	(17,712)	(11,235)
Net income	38,672	30,994	92,163	73,554
Less: Net income attributable to non-controlling interests	7,768	5,315	19,616	13,905
Net income attributable to ACM Research, Inc.	$30,904	$25,679	$72,547	$59,649

Comprehensive income:
Net income	38,672	30,994	92,163	73,554
Foreign currency translation adjustment, net of tax	17,089	4,015	10,376	(21,831)
Comprehensive income	55,761	35,009	102,539	51,723
Less: Comprehensive income attributable to non-controlling interests	10,842	7,768	21,458	11,882
Comprehensive income attributable to ACM Research, Inc.	$44,919	$27,241	$81,081	$39,841

Net income attributable to ACM Research, Inc. per share of common stock (note 2):
Basic	$0.49	$0.43	$1.17	$0.99
Diluted	$0.45	$0.39	$1.07	$0.90

Weighted average shares of common stock outstanding used in computing per share amounts (note 2):
Basic	62,500,903	60,219,218	62,017,257	59,953,144
Diluted	66,671,526	65,450,941	66,512,143	64,834,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2024 and 2023
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balance at December 31, 2022	54,655,286	$5	5,021,811	$1	$604,089	$94,426	$16,881	$(40,546)	$137,315	$812,171
Cumulative effect of change in accounting principle under ASC 326, net of tax	-	-	-	-	-	(1,769)	-	-	—	(1,769)
Net income	-	-	-	-	-	59,649	-	—	13,905	73,554
Foreign currency translation adjustment	-	-	-	-	-	-	-	(19,808)	(2,023)	(21,831)
Exercise of stock options	919,448	1	-	-	1,455	-	-	-	3,834	5,290
Stock-based compensation	-	-	-	-	14,666	-	-	-	-	14,666
ACM Shanghai dividend	-	-	-	-	-	-	-	-	(3,951)	(3,951)
Balance at September 30, 2023	55,574,734	$6	5,021,811	$1	$620,210	$152,306	$16,881	$(60,354)	$149,080	$878,130

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2023	56,036,172	6	5,021,811	1	629,845	156,827	30,060	(49,349)	158,772	926,162
Net income	-	-	-	-	-	72,547	-	-	19,616	92,163
Foreign currency translation adjustment	-	-	-	-	-	-	-	8,534	1,842	10,376
Exercise of stock options	1,488,347	-	-	-	5,698	-	-	-	792	6,490
Stock-based compensation	-	-	-	-	33,997	-	-	-	6,795	40,792
ACM Shanghai dividend	-	-	-	-	-	-	-	-	(6,900)	(6,900)
Balance at September 30, 2024	57,524,519	$6	5,021,811	$1	$669,540	$229,374	$30,060	$(40,815)	$180,917	$1,069,083

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2024 and 2023
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (loss)	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	54,951,490	$5	5,021,811	$1	$608,865	$126,627	$16,881	$(61,916)	$141,312	$831,775
Net income	-	-	-	-	-	25,679	-	—	5,315	30,994
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,562	2,453	4,015
Exercise of stock options	623,244	1	-	-	764	-	-	-	-	765
Stock-based compensation	-	-	-	-	10,581	-	-	-	-	10,581
Balance at September 30, 2023	55,574,734	$6	5,021,811	$1	$620,210	$152,306	$16,881	$(60,354)	$149,080	$878,130

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Loss	Non-controlling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	57,402,253	$6	5,021,811	$1	$659,462	$198,470	$30,060	$(54,830)	$168,219	$1,001,388
Net income	-	-	-	-	-	30,904	-	—	7,768	38,672
Foreign currency translation adjustment	-	-	-	-	-	-	-	14,015	3,074	17,089
Exercise of stock options	122,266	-	-	-	53	-	-	-	-	53
Stock-based compensation	-	-	-	-	10,025	-	-	-	1,856	11,881
Balance at September 30, 2024	57,524,519	$6	5,021,811	$1	$669,540	$229,374	$30,060	$(40,815)	$180,917	$1,069,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$92,163	$73,554
Adjustments to reconcile net income from operations to net cash generated from (used in) operating activities
Non-cash operating lease cost	2,848	2,639
Depreciation and amortization	7,073	6,021
Loss (gain) on disposals of property, plant and equipment	1,063	(2)
Realized gain on short-term investments	(444)	(8,569)
Income from equity method investments	(101)	(3,728)
Unrealized loss on short-term investments	1,151	4,428
Inventory provision	3,858	5,031
Provision for credit losses	5,796	1,642
Deferred income taxes	6,969	(9,936)
Stock-based compensation	40,792	14,666
Dividends from unconsolidated affiliates	731	5,147
Net changes in operating assets and liabilities:
Accounts receivable	(89,391)	(76,243)
Other receivables	(16,529)	(1,563)
Inventories	(82,201)	(135,888)
Advances to related party (note 16)	979	2,158
Prepaid expenses	9,610	(3,188)
Related party accounts payable (note 16)	3,985	(6,784)
Accounts payable	27,062	39,081
Advances from customers	32,778	42,340
Deferred revenue	6,451	3,753
Income taxes payable	365	7,739
FIN-48 payable	(3,159)	(199)
Other payables and accrued expenses	15,042	6,928
Operating lease liabilities	(2,848)	(2,639)
Other long-term liabilities	(188)	(3,358)
Net cash provided by (used in) operating activities	63,855	(36,970)

Cash flows from investing activities:
Purchase of property and equipment	$(71,047)	(49,535)
Purchase of intangible assets	(1,984)	(1,611)
Purchase of short-term investments (note 15)	(1,403)	(18,109)
Purchase of time deposits	(68,810)	(22,930)
Proceeds from redemption and maturity of time deposits	156,015	71,471
Proceeds from sale of short-term investments (note 15)	3,167	19,914
Purchase of long-term investments (note 14)	(7,366)	(6,488)
Net cash provided by (used in) investing activities	8,572	(7,288)
Cash flows from financing activities:
Proceeds from short-term borrowings	32,784	29,314
Repayments of short-term borrowings	(30,738)	(49,730)
Proceeds from long-term borrowings	81,693	27,860
Repayments of long-term borrowings	(6,304)	(1,770)
ACM Shanghai dividends	(6,900)	(3,951)
Proceeds from exercise of stock options	6,490	5,290
Net cash provided by financing activities	77,025	7,013

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$2,629	$(3,545)
Net increase (decrease) in cash, cash equivalents and restricted cash	152,081	$(40,790)
Cash, cash equivalents and restricted cash at beginning of period	183,173	248,451
Cash, cash equivalents and restricted cash at end of period	$335,254	$207,661

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$2,923	$1,984
Cash paid for income taxes	9,799	$16,474

Reconciliation of cash, cash equivalents and restricted cash in consolidated statements of cash flows:
Cash and cash equivalents	$333,472	$207,101
Restricted cash	1,782	560
Cash, cash equivalents and restricted cash	$335,254	$207,661

Non-cash financing activities:
Cashless exercise of stock options	$317	$211
Non-cash investing activities:
Transfer from inventory to property, plant and equipment	$—	$4,379
Purchase property, plant and equipment through accounts payable and other payable	$—	$27,388
Transfer of prepayment for property to property, plant, and equipment	$5,584	$—
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
The Company has direct or indirect interests in the following subsidiaries:

			Effective interest held as at
Name of subsidiaries	Place and date of incorporation	Principal Activities	September 30, 2024	December 31, 2023
ACM Research (Shanghai), Inc. ("ACM Shanghai")	Mainland China, May 2005	Principal operating subsidiary	82.0%	82.1%
ACM Research (Wuxi), Inc. ("ACM Wuxi")	Mainland China, July 2011	Sales and services	82.0%	82.1%
CleanChip Technologies Limited ("CleanChip")	Hong Kong, June 2017	Trading partner between ACM Shanghai and its customers	82.0%	82.1%
ACM Research Korea CO., LTD.	Korea, December 2017	Sales, marketing, R&D, production	82.0%	82.1%
ACM Research ( Lingang), Inc. ("ACM Lingang") (1)	Mainland China, March 2019	Management of production activities	82.0%	82.1%
ACM Research (CA), Inc. ("ACM California")	USA, April 2019	Procurement for ACM Shanghai	82.0%	82.1%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	Administrative function (inactive)	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd. ("ACM Singapore")	Singapore, August 2021	Sales, marketing, business development	100.0%	100.0%
ACM Research (Beijing), Inc. ("ACM Beijing")	Mainland China, February 2022	Sales, marketing, business development	82.0%	82.1%
Hanguk ACM CO., LTD	Korea, March 2022	Sales, services, business development	100.0%	100.0%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	Business development	82.0%	82.1%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	59.3%	59.4%
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
The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any future period.
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The following table presents cash and cash equivalents, according to jurisdiction as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
United States	$59,039	$43,614
Mainland China	80,115	70,418
China Hong Kong	190,948	64,057
Korea	3,303	3,934
Singapore	67	67
Total	$333,472	$182,090
The amounts in mainland China do not include short-term and long-term time deposits which in aggregate totaled $33,821 and $121,342 at September 30, 2024 and December 31, 2023, respectively.
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

ACM California periodically procures goods and services on behalf of ACM Shanghai and ACM Lingang. For these transactions, ACM Shanghai and ACM Lingang make cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the three months ended September 30, 2024 and 2023, cash payments from ACM Shanghai and ACM Lingang to ACM California for the procurement of goods and services was $2,335 and $10,724, respectively. For the nine months ended September 30, 2024 and 2023, cash payments from ACM Shanghai and ACM Lingang to ACM California for the procurement of goods and services was $16,734 and $36,155, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.

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

For the nine months ended September 30, 2024 and 2023, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and dividend paid by ACM Shanghai to the stockholders of ACM Shanghai (including ACM Research), no transfers, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.

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

At September 30, 2024 and December 31, 2023, time deposits consisted of the following:

	September 30, 2024	December 31, 2023
Deposit in China Merchant Bank which matured on January 29, 2024 with an annual interest rate of 2.85%	$—	$29,797
Deposit in Bank of Ningbo which matured on February 17, 2024 with an annual interest rate of 2.85%	$—	$44,630
Deposit in Shanghai Pudong Development Bank which was redeemed on June 20, 2024 with an annual interest rate of 3.10%	$—	$7,322
Deposit in Shanghai Pudong Development Bank which was redeemed on May 28, 2024 with an annual interest rate of 3.10%	$—	$7,307
Deposit in Shanghai Pudong Development Bank which was redeemed on March 7, 2024 with an annual interest rate of 3.10%	$—	$4,376
Deposit in Shanghai Pudong Development Bank which was redeemed on March 22, 2024 with an annual interest rate of 3.10%	$—	$4,373
Deposit in Shanghai Pudong Development Bank which was redeemed on January 29, 2024 with an annual interest rate of 3.10%	$—	$2,912
Deposit in China Industrial Bank which matures on January 30, 2026 with an annual interest rate of 3.15%	$13,517	$14,528
Deposit in China Everbright Bank which matured on January 5, 2024 with an annual interest rate of 5.38%	$—	$3,079
Deposit in China Everbright Bank which matured on May 22, 2024 with an annual interest rate of 5.38%	$—	$3,018
Deposit in China Everbright Bank which matures on January 9, 2025 with an annual interest rate of 5.29%	$10,116	$—
Deposit in China Everbright Bank which matures on November 23, 2024 with an annual interest rate of 5.28%	$10,188	$—
Total	$33,821	$121,342
For the three months ended September 30, 2024 and 2023, interest income related to time deposits was $486 and $867, respectively. For the nine months ended September 30, 2024 and 2023, interest income related to time deposits was $1,732 and $2,779, respectively.
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

Assets and liabilities measured at fair value on a recurring basis:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2024:
Assets
Cash and cash equivalents	$32,943	$—	$—	$32,943
Short-term investments	20,351	—	—	20,351
	$53,294	$—	$—	$53,294

As of December 31, 2023:
Assets
Cash and cash equivalents	$37,518	$—	$—	$37,518
Short-term investments	21,312	—	—	21,312
	$58,830	$—	$—	$58,830

Assets and liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2023:
Assets
Investments accounted for using measurement alternative	$—	$—	$10,378	$10,378
	$—	$—	$10,378	$10,378

The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2024, and the Company did not recognize any unrealized gains (upward adjustments) or unrealized losses (downward adjustments) resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer for its long-term investments accounted for using measurement alternatives during the three and nine months ended September 30, 2024 and 2023.

Refer to Note 12 for fair value information related to the Company’s outstanding long-term borrowings as of September 30, 2024 and December 31, 2023.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$38,672	$30,994	$92,163	$73,554
Less: Net income attributable to non-controlling interests	7,768	5,315	19,616	13,905
Net income available to common stockholders, basic	$30,904	$25,679	$72,547	$59,649
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	585	461	1,503	1,338
Net income available to common stockholders, diluted	$30,319	$25,218	$71,044	$58,311

Weighted average shares outstanding, basic	62,500,903	60,219,218	62,017,257	59,953,144
Effect of dilutive securities	4,170,623	5,231,723	4,494,886	4,880,907
Weighted average shares outstanding, diluted	66,671,526	65,450,941	66,512,143	64,834,051

Net income per share of common stock:
Basic	$0.49	$0.43	$1.17	$0.99
Diluted	$0.45	$0.39	$1.07	$0.90

Basic and diluted net income per share of common stock is presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per share of common stock is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM Research did not have any participating securities outstanding during the three and nine months ended September 30, 2024 and 2023.
ACM Research has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM Research did not declare cash dividends during the nine months ended September 30, 2024 or 2023, the net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of comprehensive income and in the above computation of net income per share of common stock.

Diluted net income per share of common stock reflects the potential dilution from securities, such as stock options that could share in ACM Research’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were 1,397,590 and 887,985 stock options for the three and nine months ended September 30, 2024, respectively, and 1,757,605 and 4,099,228 stock options for the three and nine months ended September 30, 2023, respectively.

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
•Revenue concentration. For the three months ended September 30, 2024 and 2023, four customers accounted for 62.3% and two customers accounted for 53.2% of revenue, respectively. For the nine months ended September 30, 2024 and 2023, four customers accounted for 56.3% and three customer accounted for 48.8% of revenue, respectively.
•Accounts receivable concentration. As of September 30, 2024 and December 31, 2023, three customers accounted for 51.6% and four customers accounted for 59.1%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.
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
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following tables present disaggregated revenue information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$160,985	$132,417	$423,676	$281,559
ECP (front-end and packaging), Furnace and Other Technologies	34,600	25,508	99,362	71,223
Advanced Packaging (excluding ECP), Services & Spares	8,391	10,644	35,609	34,620
Total Revenue by Product Category	$203,976	$168,569	$558,647	$387,402

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Mainland China	$203,672	$168,302	$552,642	$375,528
Other regions	304	267	6,005	11,874
	$203,976	$168,569	$558,647	$387,402
Below are the accounts receivables and contract liabilities balances as of:

	September 30, 2024	December 31, 2023
Accounts receivable	$370,589	$283,186
Advances from customers	215,678	181,368
Deferred revenue	$10,138	$3,687
During the nine months ended September 30, 2024, advances from customers increased by $34.3 million, due to an increase of payments made by customers for first tools under evaluation, offset by a decrease in customer pre-payments for tools prior to delivery.
Below are revenues recognized from amounts included in contract liabilities at the beginning of the year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized from amounts included in contract liabilities at the beginning of the year	$28,077	$24,138	$114,260	$70,023

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 4 – ACCOUNTS RECEIVABLE

At September 30, 2024 and December 31, 2023, accounts receivable consisted of the following:

	September 30, 2024	December 31, 2023
Accounts receivable	$380,449	$288,016
Less: Allowance for credit losses	(9,860)	(4,830)
Total accounts receivable, net	$370,589	$283,186
The $87.4 million increase in accounts receivable, net for the first nine months of 2024 corresponds to a $171.2 million increase in revenue compared to the nine months ended September 30, 2023.
The movement of the allowance for credit losses for the nine months ended September 30, 2024 is as follows:

Allowance for credit losses, before tax, as of December 31, 2023
Provision for credit losses, net
Allowance for credit losses, before tax, as of September 30, 2024

September 30, 2024
$(4,830)
(5,030)
$(9,860)

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
NOTE 5 – INVENTORIES

At September 30, 2024 and December 31, 2023, inventories consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$250,326	$235,062
Work-in-process	79,469	81,438
Finished goods	298,925	228,895
Total inventory, net	$628,720	$545,395

At September 30, 2024 and December 31, 2023, the value of finished goods inventory of which were first-tools at customer physical locations for which customers were contractually obligated to take ownership upon acceptance totaled $196,987 and $123,390, respectively.

The $15,264 increase in raw materials at September 30, 2024 compared to December 31, 2023 was due to additional purchase of supplies to support a higher level of expected total shipments for the next several quarters, and to reduce the risk of supply chain delays to meet anticipated customer demand for the Company’s products.

The $70,030 increase in finished goods inventory at September 30, 2024 compared to December 31, 2023 primarily reflects a higher value of first-tools under evaluation by existing or prospective customers, partly offset by a reduction of finished goods inventory at the Company's facilities.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

The Company’s products each require a certain degree of customization, and the substantial majority of the work-in-process inventory and finished goods inventory is built to meet a specific customer order for a repeat shipment or a first tool shipment. At the end of each period, the Company assesses the status of each item in work-in-process and finished goods. The Company recognizes a loss or impairment if in management’s judgement the inventory cannot be sold or used for production, if it has been damaged or should be considered as obsolete, or if the net realizable value is lower than the cost.

At the end of each period, the Company also assesses the status of its raw materials. The Company recognizes a loss or impairment for any raw materials aged more than three years. The three-year aging is based on the Company’s assessment of technology change, its requirement to maintain stock for warranty coverage, and other factors.
During the three months ended September 30, 2024 and 2023, provision for inventory of $849 and $1,807 were recognized in cost of revenue, respectively. During the nine months ended September 30, 2024 and 2023, provision for inventory of $3,858 and $5,031 were recognized in cost of revenue, respectively. Write-downs were due to an internal assessment that certain inventory could not be sold or used for production due to damage or obsolescence.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At September 30, 2024 and December 31, 2023, property, plant and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Buildings and plants	$89,548	$83,109
Manufacturing equipment	19,248	16,556
Office equipment	5,896	4,953
Transportation equipment	409	404
Leasehold improvement	8,404	7,889
Total cost	123,505	112,911
Less: Total accumulated depreciation and amortization	(23,631)	(17,503)
Construction in progress	150,225	106,440
Total property, plant and equipment, net	$250,099	$201,848

Depreciation expense for the three months ended September 30, 2024 and 2023 was $2,389 and $2,023, respectively, and $7,073 and $5,077 for the nine months ended September 30, 2024 and 2023, respectively. Buildings and plants represent Lingang housing property owned by ACM Lingang at a value of RMB 249,746 ($35,639), and facilities for the new headquarters of ACM Shanghai ("Zhangjiang New Building") at a value of RMB 377,779 ($53,909), as of September 30, 2024. The Lingang housing property is pledged as security for loans from China Merchants Bank (Note 12).

Construction in progress primarily reflects costs incurred related to the construction of ACM Shanghai’s Lingang development and production center, which is scheduled to begin initial operations in the fourth quarter of 2024.
NOTE 7 – LAND USE RIGHT, NET
A summary of land use right is as follows:

	September 30, 2024	December 31, 2023
Land use right purchase amount	$9,092	$8,996
Less: accumulated amortization	(772)	(629)
Land use right, net	$8,320	$8,367

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The amortization for the three months ended September 30, 2024 and 2023 was $58 and $44, respectively, and the nine months ended September 30, 2024 and 2023 was $143 and $136.
The annual amortization of land use right is as follows:

Year ending December 31,
remainder of 2024	$45
2025	182
2026	182
2027	182
2028	182
2029 and thereafter	7,547
Total	$8,320
NOTE 8 – OTHER LONG-TERM ASSETS

At September 30, 2024 and December 31, 2023, other long-term assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepayments for property, plant and equipment	$17,732	$3,380
Lease deposits	920	834
Security deposit for land use right	703	696
Others	1,997	1,140
Total other long-term assets	$21,352	$6,050

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 9 – SHORT-TERM BORROWINGS

At September 30, 2024 and December 31, 2023, short-term borrowings consisted of the following:

	September 30, 2024	December 31, 2023
Line of credit up to RMB 150,000 from China Everbright Bank,
1)due on August 29, 2024 with an annual interest rate of 3.00%.	-	2,463
Line of credit up to RMB 40,000 from Bank of China,
1)due on September 7, 2024 with an annual interest rate of 2.87%.	-	5,648
2)due on March 20, 2025 with an annual interest rate of 2.75%.	17,136	-
3)due on September 22, 2025 with an annual interest rate of 2.50%.	5,711	-
Line of credit up to RMB 200,000 from China Merchants Bank,
1)due on August 7, 2024 with an annual interest rate of 3.00%.	-	1,271
2)due on August 8, 2024 with an annual interest rate of 3.00%.	-	1,271
3)due on August 9, 2024 with an annual interest rate of 3.00%.	-	1,271
4)due on August 14, 2024 with an annual interest rate of 3.00%.	-	1,271
5)due on August 17, 2024 with an annual interest rate of 3.00%.	-	1,271
6)due on August 20, 2024 with an annual interest rate of 3.00%.	-	1,271
7)due on August 21, 2024 with an annual interest rate of 3.00%.	-	1,271
8)due on August 22, 2024 with an annual interest rate of 3.00%.	-	1,271
9)due on August 24, 2024 with an annual interest rate of 3.00%.	-	1,271
10)due on August 27, 2024 with an annual interest rate of 3.00%.	-	1,271
11)due on August 29, 2024 with an annual interest rate of 3.00%.	-	1,271
12)due on August 30, 2024 with an annual interest rate of 3.00%.	-	1,271
13)due on September 3, 2024 with an annual interest rate of 3.00%.	-	1,271
14)due on September 5, 2024 with an annual interest rate of 3.00%.	-	1,270
15)due on September 6, 2024 with an annual interest rate of 3.00%.	-	1,270
16)due on September 10, 2024 with an annual interest rate of 3.00%.	-	1,270
17)due on September 12, 2024 with an annual interest rate of 3.00%.	-	1,270
18)due on February 27, 2025 with an annual interest rate of 2.60%.	1,356	-
19)due on February 28, 2025 with an annual interest rate of 2.60%.	1,356	-
20)due on March 1, 2025 with an annual interest rate of 2.60%.	1,356	-
21)due on March 5, 2025 with an annual interest rate of 2.60%.	1,357	-
22)due on March 8, 2025 with an annual interest rate of 2.60%.	1,285	-
23)due on August 27, 2025 with an annual interest rate of 2.60%.	1,357	-
24)due on September 11, 2025 with an annual interest rate of 2.60%.	1,357	-
Line of credit up to KRW 500,000 from Industrial Bank of Korea,
1)due on July 12, 2024 with an annual interest rate of 6.03%.	-	77
Line of credit up to KRW 2,000,000 from Industrial Bank of Korea,
1)due on December 15, 2024 with an annual interest rate of 4.27%.	1,524	1,544
Total	$33,795	$31,335
For the three months ended September 30, 2024 and 2023, interest expense related to short-term borrowings amounted to $373 and $364, respectively, and for the nine months ended September 30, 2024 and 2023, interest expense related to short-term borrowings amounted to $1,011 and $1,338, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 10 – OTHER PAYABLES AND ACCRUED EXPENSES

At September 30, 2024 and December 31, 2023, other payables and accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accrued commissions	$20,968	$15,572
Accrued warranty	11,877	9,834
Accrued payroll	18,632	14,840
Accrued professional fees	412	696
Accrued machine testing fees	1,710	1,762
Accrued machine sales fees	8,431	6,010
Accrued Lingang construction fees	28,413	33,729
Others	24,945	20,508
Total	$115,388	$102,951
Warranties
The Company provides standard warranties on its products. The liability amount is based on actual historical warranty spending activity by type of product, customer, and geographic region, modified for any known differences such as the impact of product reliability improvements.
Changes in the Company’s accrued warranty were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$11,273	$9,179	$9,834	$8,780
Warranties accrued during the period	3,193	2,386	8,291	5,381
Settlements made during the period	(2,589)	(1,117)	(6,248)	(3,713)
Balance at end of period	$11,877	$10,448	$11,877	$10,448
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$844	$899	$2,848	$2,639
Short-term lease cost	313	267	986	859
Total lease cost	$1,157	$1,166	$3,834	$3,498
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash outflow from operating leases	$844	$899	$2,848	$2,639
Operating lease right-of-use assets obtained (removed) in exchange for new (cancelled) operating lease liabilities	$(17)	$(714)	$604	$5,878
As of September 30, 2024, maturities of outstanding lease liabilities for all operating leases were as follows:

December 31,
remainder of 2024	$916
2025	2,139
2026	1,355
2027	1,206
2028 and thereafter	638
Total lease payments	$6,254
Less: Interest	(574)
Present value of lease liabilities	$5,680
The weighted average remaining lease terms and discount rates for all operating leases were as follows:

	September 30, 2024	December 31, 2023
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.17	3.44
Weighted average discount rate	3.85%	3.91%

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 12 – LONG-TERM BORROWINGS

At September 30, 2024 and December 31, 2023, long-term borrowings consisted of the following:

	September 30, 2024	December 31, 2023
Loan from China Merchants Bank	$12,221	$13,362
Loans from Agricultural Bank of China	2,771	—
Loans from Bank of China	29,129	5,013
Loan from Bank of Shanghai	14,280	14,120
Loans from China CITIC Bank	28,509	28,240
Loan from China Everbright Bank	49,829	—
Less: Current portion	(30,670)	(6,783)
Total	$106,069	$53,952
The loan from China Merchants Bank is for the purpose of purchasing housing property in Lingang, Shanghai. The loan is repayable in 120 total installments with the last installment due in November 2030, with an annual interest rate of 3.95%. The loan is pledged by the property of ACM Lingang and guaranteed by ACM Shanghai.

The loan from Agricultural Bank of China is for the purpose of purchasing housing property in Lingang, Shanghai. The loan is repayable in 120 total installments with the last installment due in July 2034, with an annual interest rate of 2.78%. The loan is pledged by the property of ACM Lingang and guaranteed by ACM Shanghai.

The second from Agricultural Bank of China is for the purpose of purchasing housing property in Lingang, Shanghai. The loan is repayable in 120 total installments with the last installment due in September 2034, with an annual interest rate of 2.78%. The loan is pledged by the property of ACM Lingang and guaranteed by ACM Shanghai.

Two loans from Bank of China are for the purpose of funding ACM Shanghai project expenditures. The first loan bore interest at an annual rate of 2.60% and was repayable in 6 installments with the last installment paid in September 2024. The second loan from Bank of China is for the purpose of funding ACM Shanghai's general corporate expenses and working capital. The loan bears interest at an annual rate of 2.62% and is payable in 6 installments, with the last installment due in June 2027.
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
The second loan from China CITIC bank is for the purpose of funding ACM's general corporate expenses and working capital. The loan bears interest at an annual rate of 4.50% payable quarterly, and the principal amount is repayable in 4 installments, with the last installment due in November 2025.

The loan from the China Everbright Bank is for the purpose of funding ACM's general corporate expenses and working capital. The loan bears interest at an annual floating rate of 2.60% and is payable in 6 installments, with the last installment due in June 2027.

As of September 30, 2024 and December 31, 2023, the total carrying amount of long-term loans was $136,739 and $60,735, compared with an estimated fair value of $129,024 and $56,462, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement).

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Scheduled principal payments for the outstanding long-term loan, including the current portion, as of September 30, 2024 are as follows:

Year ending December 31
remainder of 2024	$674
2025	44,867
2026	26,073
2027	56,236
2028	2,025
Thereafter	6,864
$136,739

For the three months ended September 30, 2024 and 2023, interest expense related to long-term borrowings was $835 and $276, respectively.
For the nine months ended September 30, 2024 and 2023, interest expense related to long-term borrowings was $1,912 and $646, respectively.
NOTE 13 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from mainland China governmental authorities for development and commercialization of certain technology but not yet recognized. At September 30, 2024 and December 31, 2023, other long-term liabilities consisted of the following unearned government subsidies:

	September 30, 2024	December 31, 2023
Subsidies commenced in 2020 and prior	$789	$1,107
Subsidies to SW Lingang R&D development commenced in 2021	3,486	3,467
Other	1,410	1,299
Total	$5,685	$5,873
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

Equity investee:	Initial investment dates	Investment entity	Percent ownership by ACM and subsidiaries	Investment purchase price
Ninebell Co., Ltd. ("Ninebell")	September 2017	ACM	20.0%	$1,200
Wooil Flucon Co. ("Wooil")	August 2022	ACM Singapore	20.0%	$1,000
Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital FundPartnership (LP) (“Hefei Shixi”)	September 2019	ACM Shanghai	10.0%	RMB 30,000 ($4,200)
Shengyi Semiconductor Technology Co., Ltd. ("Shengyi")	June 2019	ACM Shanghai	14.0%	$109
Company D	February 2024	ACM Shanghai	16.7%	RMB 30,000 ($4,230)
Investments accounted for using measurement alternative:
Waferworks (Shanghai) Co., Ltd. (“Waferworks”)	October 2021	ACM Shanghai	0.3%	$1,568
Shengyi	September 2023	ACM Shanghai	1.0%	RMB 6,100 ($860)
Company A	September 2023	ACM Shanghai	4.4%	RMB 30,000 ($4,200)
Company B	November 2023	ACM Shanghai	1.4%	RMB 6,600 ($930)
Company C	February 2024	ACM Shanghai	5.0%	RMB 12,500 ($1,760)
Company E	April 2024	ACM Shanghai	0.6%	RMB 10,000 ($1,403)

Equity investee:	September 30, 2024	December 31, 2023
Ninebell	$6,516	$5,632
Wooil	944	1,003
Shengyi	2,594	1,693
Hefei Shixi	7,047	9,174
Company D	4,281	—
Subtotal	21,382	17,502
Investments accounted for using measurement alternative:
Waferworks	—	1,412
Shengyi	867	857
Company A	4,281	4,236
Company B	942	932
Company C	1,784	—
Company E	1,427	—
Other	2,972	2,941
Subtotal measurement alternative	12,273	10,378
Total	33,655	27,880

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

For the three months ended September 30, 2024 and 2023, the Company’s share of equity investees’ net income (loss) was $1,316 and $(160), respectively, and $101 and $3,728 for the nine months ended September 30, 2024 and 2023, respectively, which amounts were included in income (loss) from equity method investments in the accompanying condensed consolidated statements of comprehensive income. For the three months ended September 30, 2024 and 2023, the Company received $131 and $52 dividends from equity investee. For the nine months ended September 30, 2024 and 2023, the Company received $731 and $5,147 dividends from equity investee.
NOTE 15 – SHORT-TERM INVESTMENTS
Pursuant to an Agreement entered into on September 19, 2022 (the ‘‘Agreement’’), ACM Shanghai became a limited partner of the Nuode Asset Fund Pujiang No. 783 Single Asset Management Plan (‘‘Nuode Asset Fund’’), a Chinese limited partnership formed by Nuode Asset Management Co., Ltd, a financial services firm based in Shanghai, China. The limited partners of the Nuode Asset Fund contributed a total RMB 160 million ($22,160) to the fund, of which ACM Shanghai contributed RMB 30 million ($4,196), or 18.75% of the contribution on September 27, 2022. In December 2022, the Nuode Asset Fund purchased shares in the secondary stock offering of a publicly traded mainland China-stock listing, and was apportioned to the limited partners in proportion to their respective capital contributions. The investments were fully-disposed by Nuode Asset Fund during the three months ended June 30, 2024. The Company received net proceeds of RMB 22,478 ($3,167) during the three months ended September 30, 2024.
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

Pursuant to a Share Purchase Agreement dated January 2024, ACM Shanghai acquired shares of Shanghai Syncrystalline Silicon Materials Co., Ltd. (“Syncrystalline”) in February 2024 with amount of RMB 10 million ($1,409). The shares held by ACM Shanghai are restricted for sale for a minimum period of twelve months. Syncrystalline completed its STAR IPO in February 2024. As of September 30, 2024, the Company's total investment costs in Syncrystalline were RMB 20,000 ($2,818), including RMB 10 million ($1,409) invested by ACM Shanghai in 2021 and RMB 10 million ($1,409) invested by ACM Shanghai in February 2024.

At September 30, 2024 and December 31, 2023, the components of short-term investments were as follows:

	September 30, 2024	December 31, 2023
Short-term investments listed in Shanghai Stock Exchange
Cost	$21,045	$20,155
Market value	20,351	21,312
For the three and nine months ended September 30, 2024 and 2023, the net gains (losses) recognized on equity securities were as follows:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains (losses) recognized during the reporting period on short-term investment still held at September 30	$413	$(1,319)	$(1,151)	$(4,428)
Net gains recognized during the period on short-term sold during the period	$171	$656	$444	$8,569
Total net gains (losses) recognized at September 30 on short-term investment	$584	$(663)	$(707)	$4,141
For the three and nine months ended September 30, 2024, the Company received proceeds of $3,167 and $3,167 from the sale of short-term investments, respectively, including realized gains of $171 and $444, respectively.
For the three and nine months ended September 30, 2023, the Company received $2,205 and $19,914 in proceeds from the sale of short-term investments, respectively, including realized gains of $656 and $8,569, respectively.
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
All related party outstanding balances are short-term in nature and are expected to be settled in cash.
The following tables reflect related party transactions in our condensed consolidated financial statements:

Advances to related party	September 30, 2024	December 31, 2023
Ninebell	$1,453	$2,432

Accounts payable	September 30, 2024	December 31, 2023
Ninebell	$10,042	$7,624
Shengyi	5,350	3,783
Total	$15,392	$11,407

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Purchase of materials	2024	2023	2024	2023
Ninebell	$13,791	$6,830	$41,721	$33,831
Shengyi	1,485	1,122	4,826	3,801
Total	$15,276	$7,952	$46,547	$37,632

	Three Months Ended September 30,		Nine Months Ended September 30,
Service fee charged by	2024	2023	2024	2023
Shengyi	$125	$79	$352	$809
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
During the three months ended September 30, 2024, ACM issued 122,266 shares of Class A common stock upon option exercises by employees and non-employees. During the nine months ended September 30, 2024, ACM issued 1,488,347 shares of Class A common stock upon option exercises by employees and non-employees.
During the three months ended September 30, 2023, ACM issued 623,244 shares of Class A common stock upon option exercises by employees and non-employees. During the nine months ended September 30, 2023, ACM issued 919,448 shares of Class A common stock upon option exercises by employees and non-employees
At September 30, 2024 and December 31, 2023, the number of shares of Class A common stock issued and outstanding was 57,524,519 and 56,036,172, respectively.
At September 30, 2024 and December 31, 2023, the number of shares of Class B common stock issued and outstanding was 5,021,811 and 5,021,811, respectively.
NOTE 18 – STOCK-BASED COMPENSATION

ACM’s stock-based compensation consists of employee and non-employee awards issued under its 1998 Stock Option Plan and its 2016 Omnibus Incentive Plan. The vesting condition may consist of a service period condition and certain performance conditions determined by the Board of Directors. The fair value of the stock options granted with a service period based condition and/or performance condition is estimated at the date of grant using the Black-Scholes option pricing model. The fair value of the stock options granted with a market based condition is estimated at the date of grant using the Monte Carlo simulation model.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Employee Awards
The following table summarizes the Company’s employee share option activities during the nine months ended September 30, 2024:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	9,998,637	$5.15	$9.47	6.17 years
Granted	460,500	15.31	20.69
Exercised	(1,220,340)	2.25	4.81
Forfeited/cancelled	(64,288)	12.04	25.43
Outstanding at September 30, 2024	9,174,509	$6.00	$10.54	5.90 years
Vested and exercisable at September 30, 2024	5,656,683
As of September 30, 2024, $25,929 of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to employee stock-based awards for ACM were expected to be recognized over a weighted-average period of 3.5 years, after September 30, 2024. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.
The aggregate intrinsic value of options exercised in the three and nine months ended September 30, 2024 was $234 and $29,311. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2024 were $96,975 and $72,321, respectively.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

Nine Months Ended September 30, 2024
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Non-employee Awards
The following table summarizes the Company’s non-employee share option activities during the nine months ended September 30, 2024:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	1,170,795	$0.42	$1.31	2.66 years
Exercised	(268,007)	0.22	0.50
Forfeited/cancelled	(5,878)	0.22	0.50
Outstanding at September 30, 2024	896,910	$0.48	$1.56	2.51 years
Vested and exercisable at September 30, 2024	896,910
As of September 30, 2024 there is no unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards expected to be recognized. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.
The aggregate intrinsic value of options exercised in the three and nine months ended September 30, 2024 was $2,247 and $6,514, respectively. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2024 was $16,809.
ACM Shanghai 2019 Option Grants
In January 2020, ACM Shanghai adopted a 2019 Stock Option Incentive Plan (the “2019 Subsidiary Stock Option Plan”) that provides for, among other incentives, the granting to officers, directors, and employees of options to purchase shares of ACM Shanghai’s common stock.
The following table summarizes the stock option activities of the ACM Shanghai 2019 Subsidiary Stock Option Plan during the nine months ended September 30, 2024:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	3,134,883	$0.24	$1.85	0.85 years
Exercised	(446,154)	$0.20	$1.85
Forfeited/cancelled	(92,308)	0.22	$1.85
Outstanding at September 30, 2024	2,596,421	$0.20	$1.85	0.51 years
Vested and exercisable at September 30, 2024	2,596,421

The aggregate intrinsic value of options exercised in the three and nine months ended September 30, 2024 was $$0 and $5,198 . The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2024 was $33,788.

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

The following table summarizes the ACM Shanghai 2023 Subsidiary Stock Option Plan’s stock option activities during the three months ended September 30, 2024:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	10,575,500	$9.49	$7.06	3.09 years
Granted	1,391,000	$6.04	$7.00
Forfeited/cancelled	(293,065)	$9.09	$7.06
Outstanding at September 30, 2024	11,673,435	$9.01	$7.00	2.45 years
Vested and exercisable at September 30, 2024	-

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

Nine Months Ended September 30, 2024
Fair value of share of common stock (1)	$4.93-$6.89
Expected term in years (2)	1.50-4.50
Volatility (3)	45.92%-56.18%
Risk-free interest rate (4)	1.50%-2.75%
Expected dividend (5)	—%

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

As of September 30, 2024, there is $50,887 unrecognized non-employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards expected to be recognized over a weighted-average period of 1.5 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The aggregate intrinsic value of options exercised in the three and nine months ended September 30, 2024 was $0 as there were no options exercised during the periods. As there were no options exercisable during the periods, the aggregate intrinsic value of options outstanding and exercisable as of September 30, 2024 were $91,501 and $0, respectively.

The following table summarizes the components of stock-based compensation expense included in the condensed consolidated statements of comprehensive income:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-Based Compensation Expense:
Cost of revenue	$447	$588	$2,020	$838
Sales and marketing expense	2,594	2,543	8,645	3,405
Research and development expense	3,373	3,421	12,082	4,831
General and administrative expense	5,467	4,029	18,045	5,592
	$11,881	$10,581	$40,792	$14,666

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense by type:
Employee stock purchase plan	$2,860	$2,352	$7,602	$6,345
Non-employee stock purchase plan	21	12	30	35
2019 and 2023 Subsidiary option grants	9,000	8,217	33,160	8,286
	$11,881	$10,581	$40,792	$14,666
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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 15% to 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences, including stock based compensation, deemed dividend income under Subchapter F of the U.S. Internal Revenue Code of 1986, as amended (Subpart F), and global intangible low-taxed income (GILTI) inclusions, and

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
R&D super deduction. As a result, the Company recorded income tax expense of $17,712 and $11,235 during the nine months ended September 30, 2024 and 2023, respectively. The increase in the Company's effective income tax rate for the nine months ended September 30, 2024 compared to the same period of the prior year was primarily due to a decrease in certain discrete tax benefits.

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

The Company had total unrecognized tax benefits of $7,600 and $13,026 as of September 30, 2024 and December 31, 2023. If recognized, the net impact to effective rate would be $7,518. The Company did not expect any reversal of unrecognized tax benefits in the next 12 months. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. For the nine months ended September 30, 2024 and 2023, $995 and $569 of interest and penalties was recognized, respectively.

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
Income tax expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total income tax expense	$(4,007)	$(718)	$(17,712)	$(11,235)
NOTE 20 – Commitments and Contingencies
The Company leases offices under non-cancelable operating lease agreements. See Note 11 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.
As of September 30, 2024, the Company had $11,023 of open capital commitments to construction contracts and had additional $16,737 of capital investment commitments to Ninebell in April 2024. As of December 31, 2023, the Company had $30,936 of open commitments to construction contracts and had additional $7,413 of capital investment commitments.
Covenants in ACM Lingang’s Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Lingang pay liquidated damages in the event that within 7 years after the land use right is obtained, or prior to July 9, 2027, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to mainland China at least RMB 157.6

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.
The Construction Completion Milestone was required to be met by January 9, 2024 but was not achieved. However, ACM Lingang believes it will receive the refund without penalty based on its explanation to the respective regulatory authorities and expects that it will meet the milestone in 2024. The Company cannot guarantee that ACM Lingang will achieve the milestone in 2024, or even if it does achieve the milestone in 2024, that it will be refunded some or all of the 20% portion of the performance deposit of RMB 2.5 million ($0.4 million).
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
The Company’s management has evaluated all such proceedings and claims that existed as of September 30, 2024 and December 31, 2023. In the opinion of management, no provision for liability nor disclosure was required as of September 30, 2024 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
As of September 30, 2024, the Company had no outstanding legal proceedings.
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

Long-lived assets by geographic region as of the periods ended were as follows:

	September 30, 2024	December 31, 2023
Long-lived assets by geography:
Mainland China	$263,930	$209,725
Korea	12,497	12,190
United States	9,024	1,276
Total	$285,451	$223,191
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
Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with mainland China GAAP until the reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds was $30,060 as of both September 30, 2024 and December 31, 2023, and is presented as statutory surplus reserve on the Company’s condensed consolidated balance sheets.
NOTE 23 - SUBSEQUENT EVENTS

On October 1, 2024, the Company acquired a commercial facility, comprised of 39,500 square foot total floor space and which includes a 5,200 square foot functional clean room, for a price of $7.75 million. This facility is located in the City of Hillsboro in Oregon, and is intended to further expand ACM’s R&D and demonstration capability in the U.S. market.
ACM Shanghai completed the purchase of additional equity interest of Ninebell (note 16) on October 21, 2024 for the purchase of $16,737. After the purchase, the Company owned 36.4% of Ninebell.

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
The following chart depicts our corporate organization as of September 30, 2024:
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

Since 2009 we have delivered more than 1,025 tools to our customers, more than 840 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue to us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.

Recent Developments
ACM Shanghai Dividend

During the three months ended September 30, 2024, ACM Research's principal operating subsidiary, ACM Shanghai (SSEC: 688082.SS), paid a cash dividend for an aggregate total of approximately RMB 273.2 million ($38.4 million) to the stockholders of ACM Shanghai, including ACM Research, which owns 82.0% of the outstanding shares of ACM Shanghai. ACM Research intends to use the net proceeds for working capital and general corporate purposes.
ACM Shanghai Proposed Private Offering

In January 2024, ACM Research announced ACM Shanghai's intended plan to offer up to 43.6 million of its ordinary shares, subject to market conditions, the approval of ACM Shanghai’s stockholders, completion of the review process by the Shanghai Stock Exchange, completion of the registration process by the China Securities Regulatory Commission, and other factors, in a private offering to qualified buyers, in compliance with the requirements of the China Securities Regulatory Commission, which would constitute up to 10% of ACM Shanghai’s share capital prior to the transaction (the “Private Offering”).

ACM Research estimates that if consummated in full, the proposed Private Offering would generate gross proceeds of up to RMB 4.5 billion ($642.2 million) to ACM Shanghai, whose management would have broad discretion over the use of such proceeds. It is unlikely that any of such proceeds would be distributed to ACM Research. ACM Research's equity interest in ACM Shanghai, if the proposed Private Offering is consummated in full, would decline from 82.0% to approximately 74.6%. As of September 30, 2024 and the date of this report, the proposed Private Offering has not been completed.

Oregon Clean Room Purchase

On July 30, 2024, ACM Research entered into an agreement to acquire a commercial facility, comprised of 39,500 square foot total floor space and which includes a 5,200 square foot functional clean room, for a price of $7.75 million. This facility is located in the City of Hillsboro in Oregon, and is intended to further expand ACM’s R&D and demonstration capability in the U.S. market. The purchase was completed on October 1, 2024.
Mainland China Government Research and Development Funding

Since 2008, ACM Shanghai has received various government grants for the development and commercialization of certain technologies, and the development of the R&D and production center in the Lingang Special Area of Shanghai (note 13). The governmental grants contain certain operating conditions, in some cases require us to also invest certain amounts, and are subject to a government due-diligence review process upon completion of the project. The grants are recorded as long-term liabilities upon receipt, although we are not required to return any funds. Other subsidies are the subsidies received from government without further performance obligation.
Grant amounts are recognized in our statements of comprehensive income as follows:
•Government subsidies are recorded as reductions of current expenses in the periods in which the qualified expenses are incurred. For the nine months ended September 30, 2024 and 2023, government subsidies recognized as reductions of relevant expenses in the condensed consolidated statements of comprehensive income were $0.7 million and $1.5 million, respectively.
•Other subsidies are recorded as other income in the periods as incurred. For the nine months ended September 30, 2024 and 2023, related government subsidies recognized as other income in the condensed consolidated statements of comprehensive income were $1.9 million and $0.4 million, respectively.
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
Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	48.6	47.5	49.7	49.1
Gross margin	51.4	52.5	50.3	50.9
Operating expenses:
Sales and marketing	7.7	10.0	8.4	9.7
Research and development	13.6	15.5	13.9	15.6
General and administrative	8.4	7.3	8.8	6.9
Total operating expenses	29.7	32.8	31.1	32.2
Income from operations	21.7	19.7	19.2	18.7
Interest income, net	0.9	0.9	0.8	1.1
Realized gain from sale of short-term investments	0.1	0.4	0.1	2.2
Unrealized gain (loss) on short-term investments	0.2	-0.8	-0.2	-1.1
Other income, net	-2.5	-1.3	-0.1	0.0
Income (loss) from equity method investments	0.6	-0.1	0.0	1.0
Income before income taxes	21.0	18.8	19.8	21.9
Income tax expense	-2.0	-0.4	-3.2	-2.9
Net income	19.0	18.4	16.6	19.0
Less: Net income attributable to non-controlling interests	3.8	3.2	3.5	3.6
Net income attributable to ACM Research, Inc.	15.2%	15.2%	13.1%	15.4%

Comparison of Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$160,985	$132,417	21.6%	$28,568
ECP (front-end and packaging), furnace and other technologies	34,600	25,508	35.6%	9,092
Advanced packaging (excluding ECP), services & spares	8,391	10,644	(21.2)%	(2,253)
Total Revenue by Product Category	$203,976	$168,569	21.0%	$35,407
The increase in revenue for three months ended September 30, 2024 as compared to the same period in 2023 reflects higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, and ECP (front-end and packaging), furnace and other technologies, partly offset by lower Advanced packaging (excluding ECP), services and spares. The increased demand is due in part to a longer term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023

Cost of revenue	$99,142	$80,055	23.8%	$19,087
Gross profit	104,834	88,514	18.4%	16,320
Gross margin	51.4%	52.5%	(1.1)%	(111)bps
Cost of revenue and gross profit increased in the three months ended September 30, 2024 as compared to the corresponding period in 2023 due to the increased sales volume, partly offset by a slight decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories, net of a favorable impact from fluctuations in the RMB to U.S. dollar exchange rate. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Sales and marketing expense	$15,759	$16,803	(6.2)%	$(1,044)
Research and development expense	27,837	26,151	6.4%	1,686
General and administrative expense	17,054	12,387	37.7%	4,667
Total operating expenses	$60,650	$55,341	9.6%	$5,309

Sales and marketing expense decreased in the three months ended September 30, 2024 as compared to the corresponding period in 2023, reflecting a net decrease of $1.1 million due to costs for personnel, commissions, travel & entertainment, outside service, professional services, and other expenses, offset by a $0.1 million increase in stock-based compensation.

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
Research and development expense increased in the three months ended September 30, 2024 as compared to the corresponding period in 2023, reflecting an increase of $2.7 million R&D-related personnel and other costs, and $0.1 million in depreciation, outside services and other R&D-related costs, offset by a $1.1 million decrease in costs of components for tools built for product development purposes.
Research and development expense represented 13.6% and 15.5% of our revenue in the three months ended September 30, 2024 and 2023, respectively. Without reduction by grant amounts received from mainland China governmental authorities (see ‘–Mainland China Government Research and Development Funding’’), gross research and development expense totaled $27.9 million, or 13.7% of total revenue, in the three months ended September 30, 2024 as compared to $26.4 million, or 15.7% of revenue, in the corresponding period in 2023.
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

General and administrative expense increased in the three months ended September 30, 2024 as compared to the corresponding period in 2023, primarily reflecting a $1.4 million increase in stock based compensation, and a $2.7 million increase in allowance for credit losses, and a $0.6 million increase in personnel and other costs related to general and administrative costs.

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
Interest income, net, Other expense, net

	Three Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Interest income	$2,967	$2,152	37.9%	$815
Interest expense	(1,208)	(640)	88.8%	(568)
Interest income, net	$1,759	$1,512	16.3%	$247

Other expense, net	$(5,164)	$(2,150)	140.2%	$(3,014)

Interest income (expense), net consists of interest earned on our cash and cash equivalents, restricted cash accounts, and short-term and long-term time deposits, offset by interest expense incurred from outstanding short-term and long-term borrowings. Interest income (expense), net increased in the three months ended September 30, 2024 as compared to the corresponding period in 2023, as a result of changes in balances of cash, cash equivalents, time deposits, and debt, together with changes in interest rates earned or expensed on the respective balances.
Other expense, net primarily reflects (a) loss recognized from the impact of exchange rates on our working-capital which was $(5.4) million for the three months ended September 30, 2024 compared to $(1.7) million loss recognized from the impact of exchange rates on our working capital for the three months ended September 30, 2023, (b) government subsidies, as described under “—Mainland China Government Research and Development Funding” above, and other factors.

Realized gain and unrealized loss from short-term investment, and income (loss) from equity investments.

	Three Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Realized gain from sale of short term investments	$171	$656	(73.9)%	$(485)
Unrealized gain (loss) on short term investments	413	(1,319)	(131.3)%	$1,732
Income (loss) from equity method investments	$1,316	$(160)	(922.5)%	$1,476
We recorded a realized gain from sale of short term investments of $0.2 million for the three months ended September 30, 2024 as compared to $0.7 million in the prior-year period due to a sale of short-term investments (note 15).
We recorded an unrealized gain on short term investments of $0.4 million for the three months ended September 30, 2024 as compared to an unrealized loss of $1.3 million for the same period in 2023, based on a change in market value of ACM Shanghai’s short-term investments (note 15).
Income from equity investments was $1.3 million for the three months ended September 30, 2024 as compared to loss from equity method investments of $0.2 million in the same period in 2023 due to an increase of net income from investments in affiliates (note 14).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Total income tax expense	$(4,007)	$(718)

We recognized a tax expense of $4.0 million for the three months ended September 30, 2024 as compared to a tax expense of $0.7 million for the prior year period. The tax expense for the three months ended September 30, 2024 primarily resulted from the tax effect of an increase in our effective income tax rate applied to an increase in operating profit for the period. The increase in our effective income tax rate for the three months ended September 30, 2023 compared to the same period of the prior year was primarily due to an increase in capitalized R&D expenses in certain foreign jurisdictions.

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
Net Income Attributable to Non-Controlling Interests

	Three Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Net income attributable to non-controlling interests	$7,768	$5,315	46.2%	$2,453
ACM Research owns 82.0% of ACM Shanghai’s (note 1) outstanding shares which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Three Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Foreign currency translation adjustment	$17,089	$4,015	325.6%	$13,074
We recorded a gain of foreign currency translation adjustment of $17.1 million for the three months ended September 30, 2024, as compared to a gain of $4.0 million for the same period in 2023, primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Three Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Comprehensive income attributable to non-controlling interests	$10,842	$7,768	39.6%	$3,074

Comprehensive income attributable to non-controlling interests for the three months ended September 30, 2024 increased by $3.1 million as compared to the same period in 2023, reflecting a change in net income attributable to the non-

controlling interests for the period together with the impact of foreign exchange rate fluctuations on the cumulative balance.
Comparison of Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$423,676	$281,559	50.5%	$142,117
ECP (front-end and packaging), furnace and other technologies	99,362	71,223	39.5%	28,139
Advanced packaging (excluding ECP), services & spares	35,609	34,620	2.9%	989
Total Revenue by Product Category	$558,647	$387,402	44.2%	$171,245
The increase in revenue for nine months ended September 30, 2024 as compared to the same period in 2023 reflects higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, ECP (front-end and packaging), furnace and other technologies, and Advanced packaging (excluding ECP), services and spares. The increased demand from is due in part to a longer term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Cost of revenue	$277,908	$190,263	46.1%	$87,645
Gross profit	280,739	197,139	42.4%	83,600
Gross margin	50.3%	50.9%	(0.6)%	(63)bps
Cost of revenue and gross profit increased in the nine months ended September 30, 2024 as compared to the corresponding period in 2023 due to the increased sales volume, offset by a slight decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories, net of a favorable impact from fluctuations in the RMB to U.S. dollar exchange rate.
Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 40.0% and 45.0% for the foreseeable future, with direct manufacturing costs approximating 50.0% to 55.0% of revenue and overhead costs totaling 5.0% of revenue.
Operating Expenses

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Sales and marketing expense	$47,067	$37,579	25.2%	$9,488
Research and development expense	77,723	60,244	29.0%	17,479
General and administrative expense	48,940	26,851	82.3%	22,089
Total operating expenses	$173,730	$124,674	39.3%	$49,056
Sales and marketing expense increased in the nine months ended September 30, 2024 as compared to the corresponding period in 2023, reflecting an increase of $5.3 million in stock-based compensation, and a net increase of $4.2 million due to increased costs for personnel, commissions, travel & entertainment, professional services, office, outside service, and other expenses
We expect that, for the foreseeable future, sales and marketing expenses will increase in dollars, as we incur additional costs associated with growing our customer base in mainland China and regions outside of mainland China.
Research and development expense increased in the nine months ended September 30, 2024 as compared to the corresponding period in 2023, reflecting an increase of $7.3 million in stock-based compensation, $6.9 million in R&D-related personnel costs, $1.4 million in costs of components for tools built for product development purposes, and a $2.5 million increase in other R&D-related costs, depreciation and other expenses, offset by a $0.6 million decrease in outside services.
Research and development expense represented 13.9% and 15.6% of our revenue in the nine months ended September 30, 2024 and 2023, respectively. Without reduction by grant amounts received from mainland China governmental authorities (see ‘–Mainland China Government Research and Development Funding’’), gross research and development expense totaled $78.4 million, or 14.0% of total revenue, in the nine months ended September 30, 2024 as compared to $61.7 million, or 15.9% of revenue, in the corresponding period in 2023.
General and administrative expense increased in the nine months ended September 30, 2024 as compared to the corresponding period in 2023, primarily reflecting a $12.5 million increase in stock based compensation, a $4.1 million increase in allowance for credit losses, a $4.4 million increase other costs related to general and administrative activities, and a $1.1 million increase in personnel and professional services.
We expect that, for the foreseeable future, general and administrative expenses will increase in dollars, as we incur additional costs associated with growing our business, ACM Research operating a public company in the United States and ACM Shanghai operating as a public company in China.
Interest income, net, Other income (expense), net

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Interest income	$7,122	$6,283	13.4%	$839
Interest expense	(2,923)	(1,984)	47.3%	(939)
Interest income, net	$4,199	$4,299	-2.3%	$(100)

Other income (expense), net	$(727)	$156	-566.0%	$(883)
Interest income (expense), net consists of interest earned on our cash and cash equivalents, restricted cash accounts, and short-term and long-term time deposits, offset by interest expense incurred from outstanding short-term and long-term borrowings. Interest income (expense), net decreased in the nine months ended September 30, 2024 as compared to the corresponding period in 2023, as a result of changes in balances of cash, cash equivalents, time deposits, and debt, together with changes in interest rates earned or expensed on the respective balances.
Other income (expense), net primarily reflects (a) loss recognized from the impact of exchange rates on our working-capital which was $2.6 million for the nine months ended September 30, 2024 compared to less than $0.1 million recognized from the impact of exchange rates on our working capital for the nine months ended September 30, 2023, (b) government subsidies, as described under “—Mainland China Government Research and Development Funding” above, and other factors.
Realized gain and unrealized loss from short-term investment, and income (loss) from equity investments.

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Realized gain from sale of short-term investments	$444	$8,569	(94.8)%	$(8,125)
Unrealized loss on short-term investments	$(1,151)	$(4,428)	(74.0)%	$3,277
Gain from equity method investments	$101	$3,728	(97.3)%	$(3,627)
We recorded a realized gain from sale of equity investment of $0.4 million for the nine months ended September 30, 2024 as compared to $8.6 million in the prior-year period due to a sale of short-term investments (note 15).
We recorded an unrealized loss on short-term investments of $1.2 million for the nine months ended September 30, 2024 as compared to an unrealized loss of $4.4 million for the same period in 2023, based on a change in market value of ACM Shanghai’s short-term investments (note 15).

Gain from equity investments was $0.1 million for the nine months ended September 30, 2024 as compared to income from equity method investments of $3.7 million in the same period in 2023 due to a decrease of net income from investments in affiliates (note 14).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Total income tax expense	$(17,712)	$(11,235)	57.7%	$(6,477)

We recognized a tax expense of $17.7 million for the nine months ended September 30, 2024 as compared to a tax expense of $11.2 million for the prior year period. The tax expense for the nine months ended September 30, 2024 primarily resulted from the tax effect of an increase in our effective income tax rate applied to an increase in operating profit for the period. The increase in our effective income tax rate for the nine months ended September 30, 2024, compared to the same period of the prior year, was primarily due to a decrease in certain permanent deductions in certain foreign jurisdictions.
Net Income Attributable to Non-Controlling Interests

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Net income attributable to non-controlling interests	$19,616	$13,905	41.1%	$5,711
ACM Research owns 82.0% of ACM Shanghai’s (note 1) outstanding shares which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocatable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Foreign currency translation adjustment	$10,376	$(21,831)	(147.5)%	$32,207
We recorded a gain of foreign currency translation adjustment of $10.4 million for the nine months ended September 30, 2024, as compared to a loss of foreign currency translation adjustment of $(21.8 million) for the same period in 2023, primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Comprehensive income attributable to non-controlling interests	$21,458	$11,882	80.6%	$9,576
Comprehensive income attributable to non-controlling interests for the nine months ended September 30, 2024 increased as compared to the prior-year period, reflecting a change in net income attributable to the non-controlling interests for the period together with the impact of foreign exchange rate fluctuations on the cumulative balance.

Liquidity and Capital Resources

During the first nine months of 2024, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions, and our loan from China CITIC Bank, and cash flow from operations.

Cash and cash equivalents, restricted cash, short-term time deposits and long-term time deposits were $369.1 million at September 30, 2024, compared to $304.5 million at December 31, 2023. The $64.6 million increase was primarily driven by $63.9 million of cash provided by operations, ($78.6 million), excluding the change in net cash related to time deposits, used in investing activities, $77.0 million net cash provided by financing activities, and a $2.3 million increase from the effect of exchange rate on cash, cash equivalents, restricted cash and non-cash items.

	September 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$335,254	$183,173
Short-term time deposits	20,304	80,524
Long-term time deposits	13,517	40,818
Total	$369,075	$304,515
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

For the nine months ended September 30, 2024 and 2023, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and the dividend paid by ACM Shanghai to the stockholders of ACM Shanghai (including ACM Research), no transfers or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Our cash and cash equivalents at September 30, 2024 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders. The use of proceeds raised by the STAR Market IPO, without further approvals, are limited to specific usage. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.
ACM Research has never declared or paid cash dividends on our capital stock. AMC Research intends to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Cash Flow Provided by Operating Activities. Net cash provided by operating activities of $63.8 million during the nine months ended September 30, 2024 consisted of:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net Income	$92,163	$73,554
Non-cash operating lease cost	2,848	2,639
Provision for inventory	3,858	5,031
Provision for credit losses	5,796	1,642
Depreciation and amortization	7,073	6,021
Loss (gain) on disposals of property, plant and equipment	1,063	(2)
Realized gain on short-term investment	(444)	(8,569)
Income from equity method investments	(101)	(3,728)
Unrealized loss on short-term investments	1,151	4,428
Deferred income taxes	6,969	(9,936)
Stock-based compensation	40,792	14,666
Dividends from unconsolidated affiliates	731	5,147
Net changes in operating assets and liabilities	(98,044)	(127,863)
Net cash flow provided by (used in) operating activities	63,855	(36,970)
Significant net changes in operating asset and liability accounts primarily include the following:
• uses of cash: an increase of accounts receivable of ($89.4 million) (note 4), an increase of inventories, net ($82.2 million) (note 5), and an increase in other receivables ($16.5 million), and a $6.0 million decrease in FIN-48 and operating lease liabilities, and
• sources of cash: a $32.8 million increase in customer advances, a $27.1 million increase in accounts payables, a $15.0 million increase in other payables and accrued expenses, a $9.6 million decrease in prepaid expenses, and a $6.5 million increase in deferred revenue.
Cash Flow Used in Investing Activities. Net cash used in investing activities, excluding the change in net cash related to time deposits, for the nine months ended September 30, 2024 was ($78.6 million), primarily consisting of ($73.0 million) for purchase of property, plant and equipment, and intangible assets, ($8.8 million) for purchase of short-term and long-term investments, offset by $3.2 million proceeds from sale of short-term investments.
Cash Flow Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2024 was $77.0 million, primarily consisting of $81.7 million proceeds from long-term borrowing (note 12), $32.8 million proceeds from short-term borrowing, and $6.5 million proceeds from exercise of stock options, offset by ($37.0 million) repayment of short-term and long-term borrowings and ($6.9 million) payment of ACM Shanghai dividend.
We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with the following banks:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at September 30, 2024
				(in thousands)
China CITIC Bank (2)	July 2023	Repayable by installments and the last installments repayable in December 2025	4.50%	RMB200,000	RMB99,900
				$28,540	$14,256
China Everbright Bank	August 2024	August 2027	2.60%	RMB400,000	RMB349,189
				$57,080	$49,829
China Merchants Bank	August 2024	August 2025	2.60%	RMB200,000	RMB66,043
				$28,540	$9,424
Bank of China	September 2024	September 2025	2.50%-2.75%	RMB400,000	RMB364,233
				$57,080	$51,976
China Merchants Bank	August 2024	August 2035	NA	RMB1,000,000	NIL
				RMB142,700	RMB—
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	3.65%	RMB128,500	RMB85,641
				$18,337	$12,221
Agricultural Bank of China	June, 2024	Repayable by installments and the last installments repayable in November 2034	2.78%	RMB300,000	RMB19,418
				$42,810	$2,771
Bank of Shanghai	December 2022	October 2024	2.85%	RMB100,000	RMB100,071
				$14,270	$14,280
China CITIC Bank	August 2023	Repayable by installments and the last installments repayable in August,2025	3.10%	RMB100,000	RMB99,878
				$14,270	$14,253
Industrial Bank of Korea	December 2023	December 2024	4.27%	KRW2,000,000	KRW2,000,000
				$1,524	$1,524
			Total	$405,151	$170,534
(1)Converted from RMB to dollars as of September 30, 2024. The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”

(2)This China CITIC bank facility agreement is with ACM Research, Inc.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate cash, and cash equivalents was $2.3 million during the first nine months ended September 30, 2024. The impact of fluctuations of the RMB to U.S. dollar currency exchange rate on a significant balance of these items held in RMB-denominated accounts (note 2) contributed to the change.
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
The status of the performance milestones for the period ended September 30, 2024 is as follows:
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
◦If ACM Lingang delays the completion for more than nine months beyond the date agreed under the Grant Agreement, or beyond any extended completion date approved by the Grantor, it shall pay the total deposit for timely completion of construction as liquidated damages.
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
◦If ACM Lingang fails to commence production pursuant to the extended commencement of production date (more than nine months beyond the extended production start milestone), the Grantor is entitled to terminate the Grant Agreement and take back the Land Use Right. In such case, the Grantor shall refund the Grant Fees for the remaining land use term after deducting the deposit agreed under the Grant Agreement to ACM Lingang.
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
If the Grant Agreement is terminated because of breach of any terms above, the Grantor shall take back the buildings, fixtures and auxiliary facilities on the land area and provide ACM Lingang with corresponding compensation according to the residual value of the buildings, fixtures and auxiliary facilities when they are taken back. The total cumulative investment of land, buildings and construction in progress related to ACM Lingang amounted to $153.5 million and $116.9 million at September 30, 2024 and December 31, 2023, respectively.
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
Shipments in the nine months ended September 30, 2024 totaled $709.7 million, as compared to $456.1 million for the same periods in 2023. Repeat tool shipments in the nine months ended September 30, 2024 totaled $353.5 million, as compared to $232.1 million for same periods in 2023. First tool shipments in the nine months ended September 30, 2024 totaled $356.2 million, as compared to $224.0 million for the same periods in 2023.
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Adjusted EBITDA Data:
Net Income	$92,163	$73,554	25.3%	$18,609
Interest expense (income), net	(4,199)	(4,299)	-2.3%	100
Income tax expense	17,712	11,235	57.7%	6,477
Depreciation and amortization	7,073	6,021	17.5%	1,052
Stock based compensation	40,792	14,666	178.1%	26,126
Unrealized loss on short-term investments	1,151	4,428	-74.0%	(3,277)
Adjusted EBITDA	$154,692	$105,605	46.5%	$49,087

The increase in adjusted EBITDA for the nine months ended September 30, 2024 as compared to the same period in 2023 reflects a $18.6 million increase in net income, a $26.1 million increase in stock based compensation, a $1.1 million increase in depreciation and amortization, a $6.5 million impact from a change in income tax expense, offset by a $3.3 million decrease in unrealized loss on short-term investment, and other items.

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

Free Cash Flow
The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Nine Months Ended September 30,
	2024	2023	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Free Cash Flow Data:
Net cash provided by (used in) operating activities	$63,855	$(36,970)	(272.7%)	$100,825
Purchase of property and equipment	(71,047)	(49,535)	43.4%	(21,512)
Purchase of short-term and long-term investments	(8,769)	(6,488)	35.2%	(2,281)
Free cash flow	$(15,961)	$(92,993)	(82.8%)	$77,032
The improvement in free cash flow for the nine months ended September 30, 2024 as compared to the same period in 2023 reflected the factors driving net cash used in operating activities, an increase of purchases of property and equipment, and long-term investment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.
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

	Nine Months Ended September 30,
	2024			2023
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$558,647	$-	$558,647	$387,402	$-	$387,402
Cost of revenue	(277,908)	(2,020)	(275,888)	(190,263)	(838)	(189,425)
Gross profit	280,739	(2,020)	282,759	197,139	(838)	197,977
Operating expenses:
Sales and marketing	(47,067)	(8,645)	(38,422)	(37,579)	(3,405)	(34,174)
Research and development	(77,723)	(12,082)	(65,641)	(60,244)	(4,831)	(55,413)
General and administrative	(48,940)	(18,045)	(30,895)	(26,851)	(5,592)	(21,259)
Income (loss) from operations	$107,009	$(40,792)	$147,801	$72,465	$(14,666)	$87,131
Adjusted operating income for the nine months ended September 30, 2024 increased by $60.7 million, as compared with the same period in 2023, due to a $34.5 million increase in income from operations and a $26.1 million increase in stock-based compensation expense.
Item 3.    Quantitative and Qualitative Disclosures About Market Risks
Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes in the first nine months of 2024 to our market risks or to our management of such risks.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Regulatory Risks

The U.S. Government will implement an outbound investment review mechanism in early 2025, which may prevent us from taking advantage of investment opportunities outside the United States that could otherwise be advantageous to our stockholders

On October 28, 2024, the Office of Investment Security of the U.S. Department of the Treasury issued a final rule to implement President Biden’s August 2023 Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern (the EO). The EO provided for the establishment of a new and targeted national security regulatory framework directed at controlling outbound investment from the United States in certain sensitive industry sectors in the People’s Republic of China (PRC) and the Special Administrative Regions of Hong Kong and Macau (collectively, China). This rule is scheduled to be effective January 2, 2025.

As implemented by the final rule, the new framework would impose notification requirements and prohibitions on specified investments by U.S. persons in the semiconductor and microelectronics sector, quantum information technologies, and artificial intelligence (AI) systems.

Within the semiconductor and microelectronics sector, prohibited investments will include certain covered investments in electronic design automation software; certain fabrication and advanced packaging tools; the design, fabrication, or packaging of certain advanced integrated circuits, and supercomputers. Notifiable investments will include any covered investments related to the design, fabrication, or packaging of integrated circuits not otherwise covered by the prohibition.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2024, ACM Research issued, pursuant to the exercise of stock options at a per share exercise price of $0.50 per share, an aggregate of 621,186 shares of Class A common stock that were not registered under the Securities Act of 1933, as amended. We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.

Sale Date	Exercised Shares (Net)
January 3, 2024	27,033
March 1, 2024	34,434
March 1, 2024	177,089
March 5, 2024	9,843
March 5, 2024	27,341
May 3, 2024	27,253
May 14, 2024	176,090
May 14, 2024	34,239
July 2, 2024	27,178
July 8, 2024	19,582
August 14, 2024	34,097
September 3, 2024	27,007
Total	621,186
Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On August 13, 2024, Sotheara Cheav, Senior Vice President, Manufacturing of ACM Shanghai, adopted a Rule 10b5-1 trading arrangement (the “Cheav Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Cheav Plan allows for the contemporaneous exercise of options and sale of up to 22,598 shares of Class A Common Stock, at specific market prices, commencing on November 13, 2024, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) March 31, 2025, or (iii) such date that the Cheav Plan is otherwise terminated according to its terms, whichever comes first.

On August 13, 2024, David Wang, President, Chief Executive Officer and a member of the Board of Directors of ACM Research, amended a prior Rule 10b5-1 trading arrangement which was entered into on May 14, 2024, and is considered to have terminated such prior Rule 10b5-1 trading arrangement and established a new Rule 10b5-1 trading arrangement (the “Wang Plan”). The Wang Plan allows for the contemporaneous exercise of options and sale of up to 300,000 shares of Class A Common Stock, at specific market prices, commencing on November 22, 2024, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) April 30, 2025, or (iii) such date that the Wang Plan is otherwise terminated according to its terms, whichever comes first.

Item 6.    Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.01
Signed Purchase and Sale Agreement and Receipt for Earnest Money, dated July 30, 2024, by and among ACM Research, Inc. and William R. O’Neill, Lynda E. O’Neill and Gordon A. Harris (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on August 7, 2024)

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

ACM RESEARCH, INC.
Date: November 7, 2024	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)