Form 10-K
period 2024-12-31
ACM Research, Inc.
filed 2025-03-03
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value on June 28, 2024 (the last business day of the registrant’s most recently completed second quarter) of the voting common equity held by non-affiliates of the registrant, computed by reference to the $23.06 closing price of the stock on that date, was $1,105.5 million. The registrant does not have non-voting common equity outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	58,107,893 shares outstanding as of February 24, 2025
Class B Common Stock, $0.0001 par value	5,021,811 shares outstanding as of February 24, 2025
Documents Incorporated By Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference in Part III of this report.

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

ACM Research is not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 81.5% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other mainland China central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Market. This determination was based on the facts aforementioned and mainland China Company Law, mainland China Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in mainland China currently in effect. However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research. See “Item IA. Risk Factors— Risks Related to International Aspects of Our Business—If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless.”
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

The following chart depicts our corporate organization as of December 31, 2024:
A detailed description of how cash is transferred through our organization is set forth under "Note 2 — Summary of Significant Accounting Policies - Cash and Cash Equivalents" to the Consolidated Financial Statements of this report.
The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the Public Company Accounting Oversight Board, or the PCAOB, determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction. Ernst & Young Hua Ming LLP, or E&Y our independent registered public accounting firm for the fiscal year ended December 31, 2024, is based in mainland China. Should the PCAOB determine that is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including E&Y, ACM Research could be transferred to the SEC's “Conclusive list of issuers identified under the HFCA,” ("Conclusive List"). See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms operating in mainland China” of this report for more information. Under current regulations, if ACM Research were to be included on Conclusive List for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless.
Effective on December 2, 2024, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) promulgated a final rule naming a number of companies to the BIS Entity List (the "BIS Entity List"). Among the 140 companies added to the BIS Entity List were two subsidiaries of ACM Research, ACM Shanghai, located in the People’s Republic of China, and ACM Korea, a direct subsidiary of ACM Shanghai, which is located in the Republic of Korea, and other related entities. In general terms, the new BIS Entity List designations prohibit any party worldwide from furnishing hardware, software, or technologies that are subject to U.S. export controls jurisdiction directly or indirectly to ACM Shanghai or ACM Korea without obtaining authorization. See “Item 1A. Risk Factors—Regulatory Risks—Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List” of this report for more information.

On November 15, 2024, the U.S. Department of the Treasury published a final rule implementing a framework for the regulation of outbound foreign investment from the United States. The new program, known as the Outbound Investment Security Program (“OISP”) was codified in the United States Code of Federal Regulations at 31 C.F.R. Part 850, effective as of January 2, 2025. The OISP marks a shift in U.S. economic policy, as historically the United States government declined to restrict outbound investment from the United States for national security reasons. Going forward, the investment activities of multinational companies, including ACM Research are subject to both CFIUS and OISP requirements, which together will limit cross-border investment opportunities, especially as they relate to China. See “Item 1A. Risk Factors—Regulatory Risks—The U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities outside the United States that could otherwise be advantageous to our stockholders” of this report for more information.
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
The information included under the heading “Item 1. Business,” of Part I of this report contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc. ("Gartner") in "Forecast: Semiconductor Capital Spending, Wafer Fab Equipment and Capacity, Worldwide, 4Q24 Update, Bob Johnson et al., 26 December 2024."
GARTNER is a registered trademark and service mark of Gartner, and/or its affiliates in the U.S. and internationally and is used herein with permission.
The Gartner Content described herein ("Gartner Content"), represents research opinions or viewpoints published, as part of a syndicated subscription service, by Gartner, and are not representations of fact. Gartner Content speaks as of its original publication date (not as of the date of this report) and the opinions expressed in the Gartner Content are subject to change without notice.
While we are not aware of any misstatements in the Gartner Content, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.
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
Revenue from single wafer cleaning, Tahoe and semi-critical cleaning equipment totaled $578.9 million, or 74.0% of total revenue in 2024, $403.9 million, or 72.4% of total revenue in 2023, and $272.9 million, or 70.2% of total revenue in 2022. Revenue from ECP (front-end packaging), furnace and other technologies totaled $151.1 million, or 19.3% of total revenue in 2024, $103.4 million, or 18.5% of total revenue, in 2023, and $77.5 million, or 19.9% of total revenue in 2022. Revenue from advanced packaging (excluding ECP), services and spares totaled $52.2 million, or 6.7% of total revenue in 2024, $50.5 million, or 9.1% of total revenue in 2023, and $38.4 million, or 9.9% of total revenue in 2022. Selling prices for our tools generally range from $0.5 million to more than $5 million.
We estimate, based on third-party reports and on customer and other information, that our current product portfolio addresses approximately $18 billion of the 2024 global wafer fab equipment, or WFE, market. By product line, we estimate an approximately $5.9 billion market opportunity is addressed by our wafer cleaning equipment, $4.7 billion by our Plasma-Enhanced Chemical Vapor Deposition, or PECVD, equipment, $2.8 billion by our Track equipment, $2.4 billion by our furnace equipment, $1 billion by our electro-chemical plating, or ECP, equipment, and more than $1.2 billion by our stress-free polishing, advanced packaging, wafer processing, and other processing equipment.
Gartner estimates the total worldwide semiconductor WFE market grew by 4.1% from $102.9 billion in 2023 to $107.1 (1) billion in 2024, and estimates will increase by 4.1% to $111.5 billion in 2025. Gartner estimates China WFE grew by 11.5%, from $33.7 billion in 2023 to $37.5 billion in 2024, and is expected to decrease by 23.6% to $28.7 billion in 20251.
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
To date, a substantial majority of our sales of semiconductor capital equipment have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. Our operation includes sales, marketing and services personnel in North America, Western Europe and Southeast Asia to expand and support major new customer initiatives for the products of ACM Shanghai to additional regions beyond mainland China.
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
•Timely Energized Bubble Oscillation, or TEBO, technology for patterned wafer surfaces at advanced process nodes. TEBO technology has been developed to provide effective, damage-free cleaning for 2D and 3D patterned wafers with fine feature sizes. We have demonstrated the damage-free cleaning capabilities of TEBO technology on
1 The information contains statistical data and estimates, including forecasts, that are based on information provided by Gartner®, "Forecast: Semiconductor Capital Spending, Wafer Fab Equipment and Capacity, Worldwide, 4Q24 Update, Bob Johnson et al., 26 December 2024."

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
Our Customers
Since 2009 we have delivered more than 1,120 tools to our customers, more than 920 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue to us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.
Our front-end customers have included: Shanghai Huali Microelectronics Corporation, together with Huahong Semiconductor Ltd., collectively known as The Shanghai Huahong (Group) Company, Ltd., or The Huali Huahong Group, a leading mainland China-based foundry; Semiconductor Manufacturing International Corporation, or SMIC, a leading mainland China-based foundry; SK Hynix Inc., a leading Korean memory chip company; Yangtze Memory Technologies Co., Ltd., or YMTC, a leading mainland China-based memory chip company, together with one of its subsidiaries; ChangXin Memory Technologies, or CXMT, a leading mainland China-based memory chip company; Shenzhen Pengxinwei Integrated Circuit Manufacturing Co., Ltd., or PXW, a leading mainland China-based semiconductor foundry company; and SiEn, a leading mainland China-based power-semiconductor chip company. Our wafer assembly and packaging customers have included: Jiangyin Changdian Advanced Packaging Co. Ltd., a mainland China-based wafer bumping packaging house that is a subsidiary of JCET Group Co., Ltd.; Nantong Tongfu Microelectronics Co., Ltd., a mainland China-based chip assembly and testing company that is a subsidiary of Nantong Fujitsu Microelectronics Co., Ltd.; Nepes Co., Ltd., a semiconductor packaging company based in Korea; and Wafer Works Corporation, a mainland China-based wafer supplier.

In 2024, 52.2% of our revenue was derived from four customers: The Huali Huahong Group accounted for 14.7% of our revenue; SMIC accounted for 13.6% of our revenue; YMTC accounted for 12.0%% of our revenue; and PXW accounted for 11.9% of our revenue.

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
Manufacturing
We conduct a substantial majority of our product development, manufacturing, support and services in mainland China, with additional product development and subsystem production in Korea. Substantially all of our tools are built to order at our Chuansha manufacturing facilities in the Pudong region of Shanghai. In the fourth quarter of 2024, we began initial operations at our Lingang development and production center. The facility, when fully completed, is intended to comprise more than 1,000,000 square feet and incorporate state-of-the-art manufacturing systems and automation technologies to expand our production capacity and support additional research and development activities. See “Item 2. Properties,” of Part I of this report.
We purchase some of the components and assemblies that we subsequently integrate into our products from a range of suppliers, some of which are single-source suppliers, and/or U.S. based suppliers which can no longer supply ACM Shanghai, ACM Korea and related entities as a result of recently enacted regulations including designations on the BIS Entity List. We believe that we can obtain and qualify alternative sources to supply these components. Nevertheless, any delays or prolonged inability to obtain or to replace these components could have an adverse effect on our operating results and could unfavorably impact our customer relationships. Please see “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—We depend on a limited number of suppliers, including single source suppliers, for critical components and assemblies, and our business could be disrupted if they are unable to meet our needs.”
Research and Development
We believe that our success depends in part on our ability to develop and deliver breakthrough technologies and capabilities to meet our customers’ ever-more challenging technical requirements. For this reason, we devote significant financial and personnel resources to research and development. Our research and development team is comprised of highly skilled engineers and technologists with extensive experience in megasonic and other technologies, cleaning processes and chemistry, mechanical design, and control system design.
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

Our research and development expense totaled $105.5 million or 13.5% of revenue in 2024, $92.7 million or 16.6% of revenue in 2023, and $62.2 million or 16.0% of revenue in 2022. We intend to continue to invest in research and development to support and enhance our existing products and to develop future product offerings to build and maintain our technology leadership position.
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
As of December 31, 2024, we have been issued more than 537 patents in the United States, mainland China, Japan, Korea, Singapore and Taiwan, including 76 issued patents, and 32 patents pending, in the United States. These patents carry expiration dates from 2027 through 2039. Many of the US patents and applications have also been filed internationally, including one or more of the European Union, Japan, mainland China, Singapore, Korea, and Taiwan. Specifically, we own patents in wafer cleaning, electro-polishing and plating, wafer preparation, and other semiconductor processing technologies.
We manufacture advanced single-wafer cleaning systems equipped with our SAPS, TEBO and Tahoe technologies. We have 63 patents granted internationally protecting our SAPS technologies, and we have filed 13 international patent applications for key TEBO technologies, and 5 for Tahoe, in accordance with the Patent Cooperation Treaty. In addition, we have patented technologies for SFP and ECP that are embedded in certain tools. We also have patented technologies in other semiconductor processing areas, including wafer preparation and several specific processing steps.
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
Our People
As of December 31, 2024, we had 2,023 full-time equivalent employees, of whom 165 were in administration, 328 were in manufacturing, 933 were in research and development, and 597 were in sales and marketing and customer services. Of these employees, 1,839 were located in mainland China and the Taiwan region, 160 were located in Korea and 24 were based in the United States. We have never had a work stoppage, and none of our employees are represented by a labor organization or subject to any collective bargaining arrangements. We consider our employee relations to be good.
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
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are also available free of charge on our website at www.acmr.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Investors should note that we announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts or our website (www.acmr.com), including news and announcements regarding our financial performance, key personnel, our brands and our business strategy. Information that we post on our corporate website could be deemed material to investors. We encourage investors to review the information we post on these channels. We may from time to time update the list of channels we will use to communicate information that could be deemed material and will post information about any such change on www.acmr.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.
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
•substantially all of our assets are located outside of the United States which may make it difficult for you to enforce your rights based on the U.S. federal securities laws;
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
•our operations in mainland China and Korea subsidiaries, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List;
•the U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities outside the United States that could otherwise be advantageous to our stockholders;
•changes in government trade policies that could limit the demand for our tools and increase the cost of our tools;
•changes in political and economic policies with respect to mainland China;
•mainland China’s currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of mainland China;
Risks Related to the STAR Listing of ACM Shanghai
•our ability to implement our strategy to expand our mainland China operations;
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
The HFCA Act, which became law in December 2020, includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in any non-U.S. jurisdiction. Under current regulations, the HFCA Act also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for two consecutive years, the SEC shall prohibit the issuer’s securities registered in the United States from being traded on any national securities exchange or over-the-counter market in the United States. On March 30, 2022, we were transferred to the SEC’s “Conclusive list of issuers identified under the HFCA Act” (the “Conclusive List”) because the PCAOB determined that it was unable to inspect or investigate completely BDO China Shu Lun Pan Certified Public Accountants (“BDO China”), our independent registered public accounting firm for the fiscal year ended December 31, 2021. The determinations announced by the PCAOB were vacated by the PCAOB on December 15, 2022, and BDO China is no longer our independent registered public accounting firm. Our current independent registered public accounting firm, E&Y, is a PCAOB-registered firm that is headquartered in mainland China; however, we do not believe ACM Research will appear on the Conclusive List for a second consecutive time due to the determinations of the PCAOB being vacated. However, if we were to appear for two consecutive years on the Conclusive List, the value of our securities may significantly decline or become worthless, and our securities would be prohibited from trading and may eventually be delisted. It also remains unclear what further actions the SEC, the PCAOB or Nasdaq may take to address these issues and what impact those actions will have on U.S. companies, such as ours, that have significant operations in mainland China and have securities listed on a U.S. stock exchange. Any such actions could materially affect our operations and stock price, including by resulting in our being de-listed from Nasdaq or being required to engage a new audit firm, which would require significant expense and management time.
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
Because substantially all of our assets are located outside of the United States and certain of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on the U.S. federal securities laws against such assets or officers or to enforce a judgment of a United States court against assets or officers in mainland China.
While ACM Research is a Delaware corporation, certain of our officers are nonresidents of the United States, and certain of our assets are located in mainland China, and the operations of ACM Shanghai are conducted in mainland China. It may, therefore, not be possible to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against them or any of our assets that are located overseas. Moreover, there is doubt whether courts in mainland China would enforce (a) judgments of United States courts against ACM Shanghai, our officers based on the civil liability provisions of the securities laws of the United States or any state, or (b) in original actions brought in mainland China, liabilities against us or any nonresidents based upon the securities laws of the United States or any state.

We conduct substantially all of our operations outside the United States and face risks associated with conducting business in foreign markets.
Substantially all of our sales in 2024, 2023, and 2022 were made to customers outside the United States. Our manufacturing center has been located in Shanghai since 2006 and substantially all of our operations are located in mainland China. We expect that all of our significant activities will remain outside the United States in the future. We are subject to a number of risks associated with our international business activities, including:
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
The chip manufacturing industry is highly concentrated, and we derive most of our revenue from a limited number of customers. A total of four customers accounted for 52.2% of our revenue in 2024, three customers accounted for 45.5%% of our revenue in 2023, and three customers accounted for 43.8% of our revenue in 2022.
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

We have provided warranties against manufacturing defects of our tools that range from 12 to 36 months in duration. Our product warranty requires us to provide labor and parts necessary to repair defects. As of December 31, 2024, we had accrued $12.7 million in liability contingency for potential warranty claims. Warranty claims substantially in excess of our expectations, or significant unexpected costs associated with warranty claims, could harm our reputation and could cause customers to decline to place new or additional orders, which could have a material adverse effect on our business, results of operations and financial condition.
We rely on third parties to manufacture significant portions of our tools and our failure to manage our relationships with these parties could harm our relationships with our customers, increase our costs, decrease our sales and limit our growth.
Our tools are complex and require components and subassemblies having a high degree of reliability, accuracy and performance. We rely on third parties to manufacture most of the subassemblies and supply most of the components used in our tools. Accordingly, we cannot directly control our delivery schedules and quality assurance. This reliance on third parties and lack of control could result in shortages or quality assurance problems. See also “—Our supply chain may be materially adversely impacted due to global events, including public health issues, transportation delays, and the armed conflict in Ukraine.” These issues and our ability to manage increased demand could delay shipments of our tools, increase our testing or production costs or lead to costly failure claims.
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
Our supply chain may be materially adversely impacted due to global events, including any new COVID‑19 outbreaks or other public health issues, transportation delays, and the armed conflict in Ukraine.
We rely upon the facilities of our global suppliers with operations in mainland China, Japan, Taiwan and the United States to support our business. We source the substantial majority of our components from Asia, and as a result, our supply chain can be adversely affected by a variety of global events, including transportation delays, including those related to the June 2022 truck driver strike in Korea resulting from escalated fuel prices, and the armed conflict in Ukraine. Further, our subsidiaries ACM Shanghai and ACM Korea were recently added to the BIS Entity List, which prohibit any party worldwide from furnishing hardware, software, or technology that are subject to U.S. export controls jurisdiction to ACM Shanghai or ACM Korea and could adversely impact our supply chain. See “—Regulatory Risks—Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List.”
As a result of these types of global events and resulting governmental regulations and business reactions, our suppliers may not have the materials, capacity, or capability to supply our components according to our schedule and specifications. Further, there may be logistics issues, including our ability and our supply chain’s ability to quickly ramp up production, labor issues and transportation demands that may cause further delays. Supply chain constraints have intensified, which may further intensify due to other global events and government regulations, contributing to existing global shortages coupled with increased demand in the supply of semiconductors. The unavailability of any component or supplier could result in production delays, underutilized facilities, and loss of access to critical raw materials and parts for producing and supporting our tools, and could impact our ongoing capacity expansion and our ability to fulfill our product delivery obligations. If our suppliers’ operations are curtailed, we may need to seek alternate sources of supply, which may be more expensive and may not be available to us at all due to government regulations. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. These types of disruptions and governmental restrictions may also result in the inability of our customers to obtain materials necessary for their full production, which could also result in reduced demand for our products. While certain disruptions and governmental restrictions, as well as related general limitations on movement around the world, may be temporary, the duration of the production and supply chain disruption, and related financial impact, cannot be estimated at this time. Should these distributions and restrictions continue for an extended period of time, the impact on our supply chain could have a material adverse effect on our results of operations and cash flows. Business disruptions could also negatively affect the sources and availability of components and materials that are essential to the operation of our business. Moreover, our customers source a range of production equipment, supplies and services from other suppliers with operations around the world, and any reduction in supply capacity at those customers’ factories may reduce or even halt those customers’ production and result in a decrease in the demand for our products.
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
We depend on a limited number of suppliers for components and subassemblies used in our tools. Certain components and subassemblies of our tools have only been purchased from our current suppliers to date and changing the source of those components and subassemblies may result in disruptions during the transition process and entail significant delay and expense. We rely on: Product Systems, Inc., or ProSys, as the sole supplier of megasonic transducers, a key subassembly used in our semiconductor capital equipment; Ninebell Co., Ltd., or Ninebell, as the principal supplier of robotic delivery system subassemblies used in our semiconductor capital equipment; Advanced Electric Co. Inc., as a key supplier of valves used in our semiconductor capital equipment; and certain companies from other countries which supply components and subsystems used in our semiconductor capital equipment. An adverse change to our relationship with any of these suppliers, including a delay or the inability to export the components to mainland China, could disrupt our production of our semiconductor capital equipment and could cause substantial harm to our business.
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
Moreover, some of our suppliers may experience financial difficulties that could prevent them from supplying us with components or subassemblies used in the design and manufacture of our products. In addition, our suppliers, including our sole supplier ProSys, may experience manufacturing delays or shutdowns due to circumstances beyond their control, such as labor issues, political unrest or natural disasters. Any supply deficiencies could materially and adversely affect our ability to fulfill customer orders and our results of operations. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. If key components or materials are unavailable, our costs would increase and our revenue would decline.
The success of our business will depend on our ability to manage any future growth.
We have experienced rapid growth in our business recently due, in part, to an expansion of our product offerings and an increase in the number of customers that we serve. For example, our headcount grew by 27% in 2024, 32% in 2023, and 38% in 2022. We will seek to continue to expand our operations in the future, including by adding new offices, locations and employees. Managing our growth has placed and could continue to place a significant strain on our management, other personnel and our infrastructure. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. In addition, any inability to manage our growth effectively could result in operating inefficiencies that could impair our competitive position and increase our costs disproportionately to the amount of growth we achieve. To manage our growth, we believe we must effectively:
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
As of December 31, 2024, we had certain net operating loss carryforward amounts, or NOLs, of $2 million for U.S. federal income tax purposes and $0.9 million for U.S. state income tax purposes (note 18). As of December 31, 2023, we had NOLs, of $3.3 million for U.S. federal income tax purposes and $0.6 million for U.S. state income tax purposes. As of December 31, 2022, we had NOLs of $4.4 million for U.S. federal income tax purposes and $0.5 million for U.S. state income tax purposes.
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
Declines in the semiconductor industry, or the overall world economic conditions on which the industry is significantly dependent, could have a material adverse impact on our results of operations and financial condition.
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

There were further export control restrictions imposed in 2024. BIS expanded export controls to limit distribution of high-performance ICs by restricting sales through customer allocations and imposing caps on specific countries.
ACM Shanghai has determined that several of its customers have mainland China-based facilities that meet the restricted criteria set out in the enhanced export control rules described above, and has also determined that several of its products, and/or components for its products, may meet the parameters of export control classification numbers, or ECCNs, affected by the restrictions. ACM and ACM Shanghai have implemented modifications to their existing business policies and practices in response to these enhanced export restrictions, including by imposing limitations on the activities of their U.S. persons and undertaking measures in connection with their supply chains more broadly to comply with the new regulations. ACM Shanghai is continuing to assess the impact of these export control restrictions, and will continually adjust or modify its policies and practices as required to comply with these or other related updates. Based on our ongoing review, we believe these regulations may directly impact ACM Shanghai’s ability to meet its future production plans, or indirectly impact the spending plans of ACM Shanghai’s customer base. ACM may not be able to import, or may face substantial restrictions in importing, certain parts from the United States or parts subject to U.S. export controls from outside the United States to support tool shipments to such facilities, or to be embedded into tools defined by affected ECCNs.

We believe that as a result of the export control restrictions, several ACM Shanghai customers have significantly reduced production and related capital spending at facilities meeting the restricted advanced node capabilities. In addition, ACM Shanghai has experienced challenges as the companies in its supply chain adapt their policies to the new regulations. These factors had an adverse impact on ACM Shanghai’s shipments and sales in the twelve months ended December 31, 2023. We anticipate these factors will continue to have an adverse impact on ACM Shanghai’s shipments and sales in future periods.

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

Efforts to further tighten semiconductor-related export controls have continued in 2024. In December 2024, the Government of the Netherlands implemented supplemental export controls on certain emerging technology items including sensitive goods, software, and technology related to the semiconductor sector.

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
Effective on December 2, 2024, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) promulgated a final rule naming a number of companies to the BIS Entity List (the "BIS Entity List"). Among the 140 companies added to the BIS Entity List were two subsidiaries of ACM Research, ACM Shanghai, located in the People’s Republic of China, and ACM Korea, a direct subsidiary of ACM Shanghai, which is located in the Republic of Korea, and other related entities. In general terms, the new BIS Entity List designations prohibit any party worldwide from furnishing hardware, software, or technologies that are subject to U.S. export controls jurisdiction to ACM Shanghai or ACM Korea. See “Item 1A. Risk Factors—Regulatory Risks—Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List” of this report for more information.
Changes in government trade policies could limit the demand for our tools and increase the cost of our tools.

General trade tensions between the United States and mainland China escalated beginning in 2018, and have continued to escalate. Since 2018, the U.S. government has imposed new or higher tariffs on specified imported products originating from mainland China in response to what the U.S. government characterized as unfair trade practices. The mainland China government responded to each of these rounds of U.S. tariff changes by imposing new or higher tariffs on specified products imported from the United States. Higher tariffs and additional rounds of tariffs have been suggested or threatened by U.S. and mainland China officials. More recently, in February 2025, U.S. officials have suggested potentially targeting Chinese origin legacy semiconductors with additional tariffs. Certain U.S. officials have also called for revocation of, or revisions to, China’s permanent normal trade relations (PNTR) status, which would increase tariffs significantly on goods of Chinese origin. In the event any such increased tariffs take effect, it is possible that the Chinese government could respond with additional tariffs or restrictions.
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

The U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities outside the United States that could otherwise be advantageous to our stockholders.

On November 15, 2024, the Office of Investment Security of the U.S. Department of the Treasury published in the Federal Register a final rule to implement President Biden’s August 2023 Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern (the EO). The EO provided for the establishment of a new and targeted national security regulatory framework directed at controlling outbound investment from the United States in certain sensitive industry sectors in the People’s Republic of China (PRC) and the Special Administrative Regions of Hong Kong and Macau (collectively, China). This final rule went into effect January 2, 2025.

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
Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List.

On December 2, 2024, the U.S. BIS imposed additional controls on exports to, and transfers within, the People’s Republic of China PRC relating to advanced integrated circuit products, certain IC manufacturing equipment and technology, and supercomputers associated with artificial intelligence (AI) and advanced computing.

In coordination with the new regulations, among other updates, ACM Shanghai and its operating subsidiaries in China and Korea, were added to the Entity List published by BIS. Neither ACM, nor its direct subsidiaries outside of mainland China, were added to the Entity List.

The new regulations will make it difficult, if not impossible, for ACM Shanghai and ACM Korea to obtain any U.S.-sourced components, or components from other countries that may choose to follow the U.S. restrictions. Although we believe the impact to our supply chain, and the ability of ACM Shanghai and ACM Korea to produce tools in mainland China can be managed without a significant interruption of our business, it will require the transition of certain components to be qualified at our customers to maintain consistent quality standards. The potential impact on sales to our customers will also depend on the effect of the new regulations on their own spending plans.

We do not anticipate an impact to the ability to sell, deliver and service products to our global customers outside of mainland China. We believe the new regulations prohibit the export or reexport of Items to companies on the Entity List without a BIS license, but do not inhibit the ability of companies on the Entity List to sell, deliver, and service their products to global customers.

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
Risks Related to the STAR Listing of ACM Shanghai
We may not achieve the results contemplated by our business strategy and our strategy for growth in mainland China may not result in increases in the price of Class A common stock.
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
In the future, ACM Shanghai may issue options, restricted shares and other forms of share-based compensation to its directors, officers and employees, which could dilute ACM Research’s ownership in ACM Shanghai. In addition, ACM Shanghai may engage in capital raising activities in the future that could further dilute ACM Research’s ownership interest. For example, on January 25, 2024, we announced that ACM Shanghai intends to offer up to 43.6 million of its ordinary shares in a private offering to qualified buyers in compliance with the requirements of the China Securities Regulatory Commission, which would constitute up to 10% of ACM Shanghai’s share capital prior to the transaction. If consummated in full, we estimate that our equity interest in ACM Shanghai would decline from 81.5% to approximately 74.1%. The consummation of the proposed transaction is subject to market conditions, the approval of ACM Shanghai’s shareholders, completion of the review process by the Shanghai Stock Exchange, completion of the registration process by the China Securities Regulatory Commission, and other factors. We estimate that if consummated in full, the proposed transaction would generate gross proceeds of up to RMB 4.5 billion ($625 million) to ACM Shanghai, whose management would have broad discretion over the use of such proceeds. It is unlikely that any of such proceeds would be distributed to ACM Research.
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

Class B common stock has twenty votes per share and Class A common stock has one vote per share. As of February 24, 2025, stockholders who hold shares of Class B common stock, who consist principally of our executive officers, employees, directors and their respective affiliates, collectively held 64.2% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between Class B and Class A common stock, holders of Class B common stock collectively will continue to control a majority of the combined voting power of Class A common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 4.8% of all outstanding shares of Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of Class A common stock.
Because of the market capitalization achieved by Class A common stock during October 2020, the trigger included in our charter pursuant to which all of the shares of Class B common stock must convert into Class A common stock no longer applies. Instead, all of the Class B common stock generally will convert into Class A common stock only upon the election of the holders of a majority of the then-outstanding shares of Class B common stock, and specific shares of Class B common stock will convert into Class A common stock upon future transfers by the holders of those shares. The potential conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

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

Item 2. Properties

We have occupied our current corporate headquarters in Fremont, California, since February 2008, under a lease that, after an amendment in January 2025, now extends through March 31, 2027.

Our new corporate headquarters for ACM Shanghai comprises of four buildings, purchased in the twelve months ended December 31, 2023. The facilities are situated in ZhangJiang E-Park located in the ZhangJiang Science City part of the Pudong district of Shanghai, where ACM Shanghai conducts sales, marketing, R&D and administrative activities. Additional research and development, service support operations and administrative activities are conducted at a multi-story office building located on Cailun Road in the ZhangJiang Science City in Shanghai. This facility has been leased since 2007 and currently extends until December 31, 2025.
In addition, we perform sales support, customer service operations, R&D, and/ or production activities from leased facilities in Beijing, Chengdu, Jiangyin and Wuxi in mainland China and Icheon in Korea.
We conduct manufacturing, warehousing and R&D operations at three leased facilities located in the Chuansha area of Shanghai located about ten miles from ACM Shanghai's headquarters. The first facility includes a total of 103,318 square feet, of which 100,000 square feet are allocated for production, with a lease which extends until January 15, 2028. The second facility includes a total of 106,076 square feet of which 100,000 square feet are allocated for production, and the lease extends until July 15, 2025. The third facility includes a total of 105,970 square feet which provides additional manufacturing and warehousing space, and subsequent to December 31, 2024, the lease was extended until December 31, 2027.
In May 2020 ACM Shanghai, through its wholly owned subsidiary ACM Lingang, entered into an agreement for a 50-year land use right in the Lingang region of Shanghai. In July 2020 ACM Lingang began a multi-year construction project for a new development and production center. Construction of the five-building complex which comprises more than 1,485,000 square foot of floor space in aggregate is nearly completed, and is intended to incorporate state-of-the-art manufacturing systems and automation technologies and provide the floor space to significantly increase production capacity and support additional research and development activities when fully-staffed and supplied.
In connection with the Lingang facility project, on October 28, 2020, a wholly owned subsidiary of ACM Lingang entered into Shanghai Public Rental Housing Overall Pre-Sale Contracts with Shanghai Lingang Industrial Zone Public Rental Housing Construction and Operation Management Co., Ltd. for an aggregate price to us of approximately $40 million. ACM Lingang’s subsidiary received ownership of the apartment units and corresponding land use rights in January 2022 as part of a pilot project of public rental housing in the “rent before sale” park in the Lingang Industrial Zone. The contracts stipulate that, for a ten-year term, ACM Lingang’s subsidiary is obligated to manage the apartment units for public rental use in accordance with public rental housing standards and must rent the apartment units to employees of ACM Shanghai and its subsidiaries who work in the Lingang Industrial Zone. After that ten-year period expires, ACM Lingang’s subsidiary may use the apartment units as stock of commercial housing and may sell them separately in sets.
Effective April 1, 2023, we entered an agreement to lease a 10,683 square foot facility in Hillsborough, Oregon beginning April 1, 2023 until August 31, 2030. The facility is being used for our U.S.-based sales and services team to support customer activities in the region.

On October 1, 2024, we acquired a commercial facility, comprised of 39,500 square foot total floor space and which includes a 5,200 square foot functional clean room, for a price of $7.75 million. This facility is located in the City of Hillsboro in Oregon, and is intended to further expand our research and development and demonstration capabilities in the United States market.
Item 3.    Legal Proceedings
From time to time we may become involved in legal proceedings or may be subject to claims arising in the ordinary course of our business. Although the results of these proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2024, the Company had no outstanding material legal proceedings, other than ordinary routine litigation incidental to the business.
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
Holders of Common Stock
As of February 24, 2025, there were 58,107,893 shares of Class A common stock outstanding held of record by 46 stockholders. The actual number of holders of Class A common stock is substantially greater and includes stockholders who are beneficial owners and whose shares are held of record by banks, brokers, and other financial institutions.
As of February 24, 2025, there were 5,021,811 shares of Class B common stock held of record by 16 stockholders.
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2025 Annual Meeting of Stockholders and is incorporated by reference herein.
Sales of Unregistered Securities
During the three months ended December 31, 2024, ACM Research issued, pursuant to the exercise of stock options at a per share exercise price of $0.50 per share, an aggregate of 323,824 shares of Class A common stock that were not registered under the Securities Act of 1933. We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.

Sale Date	Exercised Shares (Net)
November 5, 2024	27,028
November 14, 2024	34,058
November 14, 2024	262,738
Total	323,824
Performance Graph
The following graph compares the total return of an investment of $100 in cash at the closing price of November 3, 2017, which is the date our common stock first began trading on Nasdaq, through December 31, 2024 for (1) our common stock, (2) the Russell 1000 index, and (3) the Nasdaq Composite Index. All values assume reinvestment of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.
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
In 2022, 2023 and 2024 we introduced and delivered a range of new tools intended to broaden our revenue opportunity with global semiconductor manufacturers. Product extensions include the Ultra SFP ap tool for advanced packaging solutions, the Ultra C VI 18-chamber single wafer cleaning tool for advanced memory devices, and the Ultra ECP 3d platform for through-silicon-via, or tsv, application. New product lines include the Ultra fn Furnace, our first dry processing tool, and a suite of semi-critical cleaning systems which include single wafer back side cleaning, scrubber, and auto bench cleaning tools.
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

We conduct a substantial majority of our product development, manufacturing, support and services in mainland China, with additional product development and subsystem production in Korea. Substantially all of our tools are built to order at our Chuansha manufacturing facilities in the Pudong region of Shanghai. In the three-months ended December 31, 2024, we began initial operations at our Lingang development and production center. The facility, when fully completed, is intended incorporate state-of-the-art manufacturing systems and automation technologies to expand our production capacity and support additional research and development activities. See “Item 2. Properties,” of Part I of this report.
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
Our Independent Registered Public Accounting Firm
The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the Public Company Accounting Oversight Board, or the PCAOB, determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction. Ernst & Young Hua Ming LLP, or E&Y our independent registered public accounting firm for the fiscal year ended December 31, 2024, is based in mainland China. Should the PCAOB determine that it is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including E&Y, ACM Research could be transferred to the SEC's “Conclusive list of issuers identified under the HFCA,” ("Conclusive List"). See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms operating in mainland China” of this report for more information. Under current regulations, if ACM Research were to be included on the Conclusive List for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless.
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
ACM Shanghai’s shares began trading on the STAR Market under the stock code 688082. In the STAR IPO, ACM Shanghai issued 43,355,753 shares, representing ten percent of the total 433,557,100 shares outstanding after the STAR IPO. The shares were issued at a public offering price of RMB 85.00 per share, and the proceeds of the STAR IPO totaled approximately $545.5 million, net of fees and expenses. Upon completion of the STAR IPO, ACM owned approximately 82.5% of the outstanding ACM Shanghai shares. As of December 31, 2024, ACM's ownership declined to 81.5% due to the exercise of 2,150,309, and 3,033,344 stock options in May 2023 and December 2024, respectively, related to ACM Shanghai shares (note 17).
We believe the STAR Listing will continue to help scale our business in mainland China, and we continue to seek to broaden our markets in Europe, Japan, Korea, Taiwan and the United States. Our global headquarters are located in Fremont, California, and we are committed to maintaining the listing of Class A common stock on the Nasdaq Global Market.
ACM Shanghai Dividend
During the year ended December 31, 2024, ACM Research's principal operating subsidiary, ACM Shanghai (SSEC: 688082.SS), paid a cash dividend for an aggregate total of approximately RMB 273.2 million ($38.4 million) to the stockholders of ACM Shanghai, including ACM Research, which owned 82.0% of the outstanding shares of ACM Shanghai at the time. ACM Research intends to use the net proceeds for working capital and general corporate purposes.
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

ACM Research estimates that if consummated in full, the proposed Private Offering would generate gross proceeds of up to RMB 4.5 billion ($642.2 million) to ACM Shanghai, whose management would have broad discretion over the use of such proceeds. It is unlikely that any of such proceeds would be distributed to ACM Research. ACM Research's equity interest in ACM Shanghai, if the proposed Private Offering is consummated in full, would decline from 81.5% to approximately 74.1%. As of December 31, 2024 and the date of this report, the proposed Private Offering has not been completed.
Addition of ACM Shanghai and ACM Korea to U.S. Entity List
Effective on December 2, 2024, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) promulgated a final rule naming a number of companies to the BIS Entity List (the "BIS Entity List"). Among the 140 companies added to the BIS Entity List were two subsidiaries of ACM Research, ACM Shanghai, located in the People’s Republic of China, and ACM Korea, a direct subsidiary of ACM Shanghai, which is located in the Republic of Korea, and other related entities. In general terms, the new BIS Entity List designations prohibit any party worldwide from furnishing hardware, software, or technologies that are subject to U.S. export controls jurisdiction to ACM Shanghai or ACM Korea. See “Item 1A. Risk Factors—Regulatory Risks—Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List” of this report for more information.

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
•Fulfillment. We seek to obtain a purchase order for a tool at least three to four months in advance of the expected delivery date. Depending upon the nature of a customer’s specifications, the lead time for production of a tool generally will extend from two to four months. The lead-time can be more than six months, however, and in some cases, we may need to begin producing a tool based on a customer’s non-binding forecast, rather than waiting to receive a binding purchase order.
We expect our sales prices generally to range from $0.5 million to more than $5 million for our production tools. The sales price of a particular tool will vary depending upon the required specifications. We have designed equipment models using a modular configuration that we customize to meet customers’ technical specifications. For example, our Ultra C models for SAPS, TEBO, Tahoe and other solutions use common modular configurations that enable us to create a wet-cleaning tool meeting a customer’s specific requirements, while using pre-existing designs for chamber, electrical, chemical delivery and other modules.
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

Substantially all of our sales since our inception were to customers located in Asia, and we anticipate that a substantial majority of our revenue will continue to come from customers located in this region for the near future. We have increased our sales efforts to penetrate the markets in North America and Western Europe.
We utilize ASC 606 which was adopted in 2018 set forth in Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), of the Financial Accounting Standards Board, or FASB, regarding the recognition, presentation and disclosure of revenue in our financial statements as described below under “—Critical Accounting Estimates—Revenue Recognition.”
We offer extended maintenance service contracts to provide services such as trouble-shooting or fine-tuning tools, and installing spare parts, following expiration of applicable initial standard assurance type warranty coverage periods, which for sales to date have extended from 12 to 36 months as described under “—Critical Accounting Estimates—Warranty.” In 2024, 2023, and 2022, we received payments for parts and labor for service activities provided from time to time, but as of December 31, 2024 we had not yet entered into extended maintenance service contracts with respect to the substantial majority of tools for which initial warranty coverage had expired. We expect to enter into extended maintenance service contracts with customers as additional initial warranties expire, but we do not expect revenue from extended maintenance service contracts to represent a material portion of our revenue in the future.
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
As our customer base and tool installations continue to grow, we may need to hire additional manufacturing personnel. The rates at which we add customers and install tools will affect the level and time of this spending. In addition, because we often import components and spare parts from various foreign countries, we have experienced, and expect to continue to experience, the effect of the currency fluctuations on our cost of revenue.
Gross Margin
We generally expect gross margin to range between 42% and 48% for the foreseeable future, with direct manufacturing costs approximating 50% to 55% of revenue and overhead costs totaling approximately 5% of revenue.
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
A significant portion of our raw materials are denominated in the RMB, while the majority of our purchase orders from customers are denominated in U.S. dollars. As a result, fluctuations in currency exchange rates may have a significant effect on our gross margin.
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
•fees paid to sales consultants;
•cost of trade shows;
•cost of promotional tools to potential new customers;
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
•credit losses; and
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
•We also grant discounts to employees when they subscribe for the new shares of ACM Shanghai.
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
The governmental grants contain certain operating conditions, and we are required to go through a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds ACM Shanghai receives. Grant amounts are recognized in our statements of comprehensive income (loss) as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2024, 2023, and 2022, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of comprehensive income (loss) were $0.5 million, $1.7 million and $1.2 million, respectively.
•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. Government subsidies related to VAT reduction are credited to income in the period received. For the years ended December 31, 2024, 2023, and 2022, related government subsidies recognized as other income in the consolidated statements of comprehensive income (loss) were $2.0 million, $0.4 million, and $0.3 million, respectively.
Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities (see note 12 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”) in the consolidated balance sheet until the criteria for such recognition are satisfied.
Net Income Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests
In 2019 ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares, after which ACM Research held the remaining 91.7% of ACM Shanghai’s outstanding shares. In 2021 ACM Shanghai sold a total number shares representing an additional 10% of its outstanding ACM Shanghai shares in its STAR IPO, after which ACM Research held the remaining 82.5% of ACM Shanghai’s outstanding shares. During the year-ended December 31,2024, ACM's ownership declined to 81.5% due to the exercise of stock options related to ACM Shanghai shares (note

17). As a result, we reflect the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
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

Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, primarily those that include multiple tools, or spare parts sold together with tools, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis. The Company recognizes contract liabilities associated with unsatisfied performance obligations, based on the stand-alone observable selling prices or using an expected cost-plus-margin approach when a stand-alone selling price is not directly observable, and recognizes revenue as the related performance obligations are satisfied.

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
Inventory

Inventories consist of finished goods, raw materials, work-in-process and consumable materials. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Inventory is stated at the lower of cost and net realizable value. Our costing of inventories is principally determined by the weighted average cost method for raw materials.

We assess the recoverability of all inventories to determine if any adjustments are required. We recognize a loss or impairment if in our judgement the inventory cannot be sold or used for production, if it has been damaged or should be considered as obsolete, or if the net realizable value is lower than the cost. We also assess the status of our raw materials. We recognize a loss or impairment for any raw materials aged more than three years. The three-year aging is based on our assessment of technology change, our requirement to maintain stock, and other factors. For raw materials aged less than three years of age, we recognize a specific loss or impairment if we determine the item does not have future use or is otherwise impaired. Actual demand may differ from forecasted demand, and those differences may have a material effect on recorded inventory values.
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
We maintained a partial valuation allowance as of December 31, 2024 with respect to certain net deferred tax assets based on our estimates of recoverability. We determined that the partial valuation allowance was appropriate given our historical operating losses and uncertainty with respect to our ability to generate profits from our business model sufficient to take advantage of the deferred tax assets in all applicable tax jurisdictions.
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

Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Year Ended December 31,
	2024	2023	2022
Revenue	100.0%	100.0%	100.0%
Cost of revenue	49.9	50.5	52.8
Gross margin	50.1	49.5	47.2
Operating expenses:
Sales and marketing	8.4	8.4	10.3
Research and development	13.5	16.6	16.0
General and administrative	8.9	7.3	5.8
Total operating expenses, net	30.8	32.3	32.0
Income from operations	19.3	17.2	15.2
Interest income, net	0.7	1.0	1.8
Realized gain from sale of short-term investments	0.2	1.6	0.3
Unrealized gain (loss) on short-term investments	0.1	-0.5	-2.0
Other income (expense), net	0.8	-0.3	0.9
Income from equity method investments	0.1	1.8	1.2
Income before income taxes	21.2	20.8	17.4
Income tax expense	-4.5	-3.5	-4.3
Net income	16.7	17.3	13.0
Less: Net income attributable to non-controlling interests	3.5	3.5	2.9
Net income attributable to ACM Research, Inc.	13.2%	13.8%	10.1%

Comparison of Years Ended December 31, 2024, 2023, and 2022
Revenue

	Year Ended December 31,
	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
	(in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$578,887	$403,851	$272,939	43.3%	48.0%
ECP (front-end and packaging), furnace and other technologies	151,057	103,356	77,482	46.2%	33.4%
Advanced packaging (excluding ECP), services & spares	52,174	50,516	38,411	3.3%	31.5%
Total Revenue By Product Category	$782,118	$557,723	$388,832	40.2%	43.4%

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Mainland China	$775,752	$540,969	$377,752
Other Regions	6,366	16,754	11,080
	$782,118	$557,723	$388,832

The increase in revenue for 2024 compared to 2023 was driven by higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, ECP (front-end and packaging), furnace and other technologies, and advanced packaging (excluding ECP), services & spares. We attribute the revenue growth to continued investments in mature process nodes by current and new mainland China-based customers amidst an ongoing target to achieve a greater share of the global semiconductor market, incremental contribution from our new products, and better penetration of our product portfolio across our customer base.

The increase in revenue for 2023 compared to 2022 was driven primarily by higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, and increased contribution from newer ECP (front-end and packaging), furnace and other technologies. Our Shanghai production operations were adversely impacted in the first half of 2022 to COVID-19-related restrictions, with a return to more normal operations in the second half of the year. The U.S. export regulations imposed in October of 2022 had an adverse impact on ACM Shanghai’s shipments and sales in the fourth quarter of 2022.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
	(in thousands)
Cost of revenue	$390,564	$281,508	$205,217	38.7%	37.2%
Gross profit	391,554	276,215	183,615	41.8%	50.4%
Gross margin	50.1%	49.5%	47.2%	0.5	2.30
Cost of revenue and gross profit increased in 2024 as compared to 2023 due to the increased sales volume and an increase in gross margin. The increased gross margin versus the prior-year period was primarily due to improved gross margins for certain products and overall product mix.
Cost of revenue and gross profit increased in 2023 as compared to 2022 due to the increased sales volume and an increase in gross margin. The increased gross margin versus the prior-year period was primarily due to a higher mix of ECP (front-end and packaging), furnace, and other technologies, and a positive impact due to a change in the RMB to U.S. dollar currency exchange rate.
Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue.
Operating Expenses

	Year Ended December 31,
	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
	(in thousands)
Sales and marketing expense	$65,447	$47,019	$39,889	39.2%	17.9%
Research and development expense	105,473	92,709	62,226	13.8%	49.0%
General and administrative expense	69,636	40,648	22,465	71.3%	80.9%
Total operating expenses	$240,556	$180,376	$124,580	33.4%	44.8%

Sales and marketing expense increased in 2024 as compared to 2023, and reflected an increase of $8.4 million due to higher personnel costs, an increase of $4.9 million due to higher stock-based compensation, and increase of $4.4 million from travel & entertainment and commissions, and an increase of $0.7 million in professional & outside services and other expenses.
Sales and marketing expense increased in 2023 as compared to 2022, and reflected an increase of $8.1 million due to higher costs for personnel, commissions, travel and entertainment and other costs, an increase of $4.7 million due to higher costs for professional services, outside services and other costs, and an increase of $3.8 million due to higher stock -based compensation, partly offset by a decrease of $9.6 million for the cost of tools built for promotional purposes.
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
Research and development expense increased in 2024 as compared to 2023, reflecting an increase of $10.1 million for personnel-related costs, an increase of $5.7 million in stock-based compensation, and an increase of $3.7 million in travel and entertainment and other costs to support product development, offset by a $5.5 million decrease in supplies and spares used in product development activities and a $1.2 million decrease in expenses for outside services.
Research and development expense represented 13.5% and 16.6% of our revenue in the years ended December 31, 2024 and 2023, respectively. Without reduction by grant amounts received from mainland China governmental authorities (see “—mainland China Government Research and Development Funding”), gross research and development expense totaled $105.9 million, or 13.6% of total revenue, in the year ended December 31, 2024 as compared to $94.5 million, or 16.9% of revenue, in the corresponding period in 2023.
Research and development expense increased in 2023 as compared to 2022, reflecting an increase of $15.4 million in costs of components, costs of tools built for product development purposes, and costs of other research and development supplies, an increase of $7.1 million for personnel-related costs, an increase of $5.9 million in stock-based compensation, and an increase of $4.2 million in travel and entertainment costs to support product development, professional services, and other research and development related expenses, offset by a decrease of $2.1 million for outside services.
We expect that, for the foreseeable future, research and development expense will increase in absolute dollars as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our cleaning, plating, advanced packaging, furnace and future product offerings to build and maintain our technology leadership position.
General and administrative expense increased in 2024 as compared to 2023, reflecting an increase of $10.8 million in allowance for credit losses, $10.7 million in stock-based compensation, $3.1 million in personnel costs, professional services, and $4.3 million for travel & entertainment, depreciation and amortization, outside services, taxes and other general and administrative expenses.
General and administrative expense increased in 2023 as compared to 2022, reflecting an increase of $9.0 million in stock based compensation, $3.3 million in personnel and professional services costs, $2.7 million in allowance for credit losses, and $3.1 million for travel & entertainment, depreciation and amortization, outside services, taxes and other general and administrative expenses.

Stock-Based Compensation Expense
Cost of revenue and operating expenses during the periods presented below have included stock-based compensation as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Stock-Based Compensation Expense:
Cost of revenue	$2,385	$1,406	$520
Sales and marketing expense	10,552	5,684	1,877
Research and development expense	14,112	8,459	2,565
General and administrative expense	22,527	11,789	2,768
	$49,576	$27,338	$7,730
Interest income, net, Other Income (expense), net

	Year Ended December 31,
	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
	(in thousands)
Interest Income	$9,935	$8,354	$8,740	18.9%	-4.4%
Interest Expense	(4,151)	(2,681)	(1,655)	54.8%	62.0%
Interest Income, net	$5,784	$5,673	$7,085	2.0%	-19.9%

Other income (expense), net	$6,334	$(1,558)	$3,315	-506.5%	-147.0%
Interest income, net, increased slightly in 2024 compared to 2023, principally as a result of increase in interest income due to increase in cash balances, offset by increase in interest expenses incurred from a higher balance of total bank loans.
Interest income (expense), net, decreased in 2023 compared to 2022, principally as a result of reduced interest income from lower interest income on reduced cash balances, offset by increase in interest expenses incurred from a higher balance of total bank loans.
Other income (expense), net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) government subsidies, as described under “—Government Research and Development Funding” above.
We realized $6.3 million of other income in the year ended December 31, 2024, reflecting $4.2 million in gains from the impact of exchange rates on transactions, and $2.1 million from government subsidies and other items, as compared to $2.0 million in losses from the impact of exchange rates on transactions, and $0.5 million from government subsidies in the corresponding period in 2023.
We realized $1.6 million of other expense in the year ended December 31, 2023, of which $2.0 million was due to loss realized from transactions that resulted from changes in the RMB-to-U.S. dollar exchange rate, as compared to a foreign exchange gain of $1.7 million in the corresponding period in 2022.

Realized gain and unrealized loss from short-term investments, and income from equity method investments

	Year Ended December 31,
	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022	Absolute Change 2024 v 2023
	(in thousands)
Realized gain from sale of short-term investments	$1,788	$9,047	$1,116	(80.2)%	710.7%	$(7,259)
Unrealized gain (loss) on short-term investments	$973	$(2,737)	$(7,855)	(135.5)%	(65.2)%	$3,710
Income from equity method investments	$423	$9,952	$4,666	(95.7)%	113.3%	$(9,529)
We recorded a realized gain on sale of short-term investments of $1.8 million for the year ended December 31, 2024 as compared to a realized gain of $9.0 million for the same period in 2023 primarily due to the sales of ACM Shanghai’s indirect investment in publicly traded shares in the 2023 fiscal year.
We recorded an unrealized gain on short-term investments of $1.0 million for the year ended December 31, 2024 as compared to an unrealized loss of $2.7 million for the same period in 2023, due primarily to a change in market value of ACM Shanghai’s indirect investment in publicly traded shares.
We recorded an unrealized loss on short-term investments of $2.7 million for the year ended December 31, 2023 as compared to an unrealized loss of $7.9 million for the same period in 2022, due primarily to a change in market value of
ACM Shanghai’s indirect investment in publicly traded shares.
Income from equity method investments for the year ended December 31, 2024 decreased by $9.5 million compared to the year ended December 31, 2023 primarily due to a significant decrease in net income from equity method investments.
Income from equity method investments for the year ended December 31, 2023 increased by $5.3 million compared to the year ended December 31, 2022 primarily due to higher net income from equity method investments.
Tax Benefit (Expense)

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
U.S. federal	$(483)	$(12,757)	$(479)
U.S. state	(2)	(150)	(18)
Foreign	(29,120)	(19,696)	(11,139)
Total current tax expense	(29,605)	(32,603)	(11,636)
Deferred:
U.S. federal	(5,244)	7,316	(10,927)
U.S. state	(63)	63	8
Foreign	(119)	5,860	5,757
Total deferred tax benefit (expense)	(5,426)	13,239	(5,162)
Total income tax expense	$(35,031)	$(19,364)	$(16,798)
We recognized a tax expense of $$35.0 million for the year ended December 31, 2024 as compared to a tax expense of $19.4 million for the prior year period. The increased tax expense in 2024 primarily resulted from the tax effect of increased operating profit generated.

As we collect and prepare necessary data, and interpret the guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made.
Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 12.5% to 25% for mainland China income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-U.S. research expenses. Our four mainland China subsidiaries, ACM Shanghai, ACM Wuxi, ACM Beijing, and ACM Lingang, are liable for mainland China corporate income taxes at the rates of 15%, 25%, 25%, and 15%, respectively. Pursuant to the Corporate Income Tax Law of mainland China, our mainland China subsidiaries generally would be liable for mainland China corporate income taxes at a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, 2021 and 2024, effective until December 31, 2026. In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and was entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022. Certain entities which meet requirements according to the Policy of the Lingang New area in China (Shanghai) Pilot Free Trade Zone are entitled to a preferential income tax rate of 15%. ACM Lingang was certified for this in 2021, and this preferential income tax rate is valid from January 1, 2020 until December 31, 2024.
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
Net Income Attributable to Non-Controlling Interests

	Year Ended December 31,
	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
	(in thousands)
Net income attributable to non-controlling interests	$27,642	$19,503	$11,301	41.7%	72.6%

ACM Research owns 81.5% of ACM Shanghai’s (note 1) outstanding shares which is reflected in our consolidated financial statements (note 2). We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Year Ended December 31,
	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
	(in thousands)
Foreign currency translation adjustment	$(15,728)	$(10,617)	$(59,102)	48.1%	(82.0)%
We recorded a foreign currency translation adjustment of ($15.7 million) for the year ended December 31, 2024, as compared to $(10.6) million for 2023, based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Year Ended December 31,
	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
	(in thousands)
Comprehensive income attributable to non-controlling interests	$26,365	$17,689	$1,854	49.0%	854.1%
Comprehensive income attributable to non-controlling interest increased by $8.7 million for the years ended December 31, 2024 and 2023 compared to the prior year, primary due to a significant change in net income generated from the non-controlling interests as impacted from foreign exchange rate fluctuations.
Liquidity and Capital Resources
The following chart depicts our corporate organization as of December 31, 2024:
A detailed description of how cash is transferred through our organization is set forth under “Note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents” to the Consolidated Financial Statements of this report.
During the year ended December 31, 2024, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions and our loan from China CITIC Bank. Cash and cash equivalents, restricted cash, short-term time deposits and long-term time deposits were $441.9 million at December 31, 2024, compared to $304.5 million at December 31, 2023. The $137.4 million increase was primarily driven by $152.5 million of cash generated by operations, ($103.8 million) used in investing activities excluding the change in time deposits, $92.5 million net cash provided by financing activities, a ($4.8) million decrease from the effect of exchange rate on cash, cash equivalents and restricted cash, and a $1.0 million increase from the effect of exchange rate on non-cash items.

The table below represents the cash and cash equivalents, restricted cash, and time deposits as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$411,310	$183,173
Short-term time deposits	17,277	80,524
Long-term time deposits	13,275	40,818
Total	$441,862	$304,515
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
For the years ended December 31, 2024, 2023, and 2022, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and dividends paid by ACM Shanghai to ACM Research, no transfers or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Our cash and cash equivalents at December 31, 2024 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders. The use of proceeds raised by the STAR Market IPO, without further approvals, are limited to specific usage. We currently intend for ACM Shanghai to retain all available funds from any future earnings for use in the operation of its business and do not anticipate it paying any cash dividends. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.
Cash Flow Provided by (Used in) Operating Activities. Net cash provided by (used in) operations during the year ended December 31, 2024, 2023, and 2022 consisted of:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net Income	$131,269	$96,852	$50,564
Non-cash operating lease cost	3,815	3,580	2,816
Provision for inventory	2,796	575	2,248
Provision for credit losses	13,517	2,741	-
Gain on disposals of property plant and equipment	945	(2)	(12)
Depreciation and amortization	9,967	8,092	5,366
Realized gain on short-term investments	(1,788)	(9,047)	(1,116)
Income from equity method investments	(423)	(9,952)	(4,666)
Unrealized (gain) loss on short-term investments	(973)	2,737	7,855
Deferred income taxes	5,286	(13,647)	4,027
Stock-based compensation	49,576	27,338	7,730
Dividends from unconsolidated affiliates	1,529	—	—
Net changes in operating assets and liabilities:	(63,066)	(184,590)	(137,006)
Net cash flow provided by (used in) operating activities	$152,450	$(75,323)	$(62,194)
Significant changes in operating asset and liability accounts during the year-ended December 31, 2024, 2023, and 2022 included the following uses of cash: increases of inventories of $64.1 million (Note 5), and an increase of accounts receivable of $123.3 million (Note 4). As described under “—Key Components of Results of Operations—Mainland China Government Research and Development Funding,” ACM Shanghai has received research and development grants from local and central mainland China governmental authorities. ACM Lingang received cash payments of $3.9 million related to such grants in the year ended December 31, 2024, as compared to cash receipts of $51,000 in the same period of 2023.
The uses of cash are offset by the following significant sources of cash: an increase in advances from customers of $67.1 (Note 3), an increase in other payables and accrued expenses of $23.2 million, an increase in FIN-48 and income taxes payable of $13.7 million, and an increase in accounts payable of $1.4 million.
Cash Flow Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2024, excluding net cash proceeds from the sale of time deposits, was $103.8 million, primarily consisting of $85.9 million purchase of property and equipment and intangible assets, and $24.9 million purchase of long-term investments (note 13) and $1.4 million purchase of equity investments, partly offset by $8.4 million net proceeds from the sale of short-term investments.
Cash Flow provided by Financing Activities. Net cash provided by financing for the year ended December 31, 2024 was $92.5 million, primarily consisting of $130.2 million net proceeds from short and long-term borrowings, and $11.1 million in proceeds from the exercise of stock options, offset by ($ 41.9 million) of short-term and long-term loan repayment, and ($6.9 million) of dividends paid by ACM Shanghai.

We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with six banks, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at December 31, 2024
				(in thousands)
China CITIC Bank (2)	July 2023	Repayable by installments and the last installments repayable in December 2025	3.45%	RMB200,000	RMB99,896
				$27,820	$13,881
China Everbright Bank	December 2024	December 2027	2.60%	RMB600,000	RMB399,327
				$83,460	$55,549
China Merchants Bank	August 2024	August 2025	2.60%	RMB200,000	RMB66,048
				$27,820	$9,185
Bank of China	September 2024	September 2025	2.50%-2.75%	RMB400,000	RMB363,265
				$55,640	$50,533
Industrial and Commercial Bank of China	November 2024	November 2027	2.50%	RMB300,000	NIL
				$41,730	$—
Shanghai Pudong Development Bank	December 2024	September 2025	2.60%	RMB300,000	NIL
				$41,730	$—
China Merchants Bank	August 2024	August 2034	2.95%	RMB1,000,000	NIL
				$139,100	$—
Bank of China	November 2024	November 2035	2.70%	RMB1,000,000	NIL
				$139,100	$—
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	3.65%	RMB128,500	RMB82,499
				$17,874	$11,475
Agricultural Bank of China	April 2024	Repayable by installments and the last installments repayable in April 2034	2.53%-2.78%	RMB300,000	RMB93,604
				$41,730	$13,020
Bank of Shanghai	December 2022	October 2024	2.85%	RMB100,000	RMB100,079
				$13,910	$13,920

China CITIC Bank	August 2023	Repayable by installments and the last installments repayable in August,2025	3.10%	RMB100,000	RMB99,886
				$13,910	$13,894
Industrial Bank of Korea	December 2023	December 2024	4.27%	KRW2,000,000	KRW2,000,000
				$1,354	$1,354
				$645,178	$182,811
(1)Converted from RMB to dollars as of December 31, 2024. The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”
(2)This China CITIC bank facility agreement is with ACM Research, Inc.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The impact of fluctuations of the RMB to U.S. dollar currency exchange rate on a significant balance of our cash, and cash equivalents held in RMB-denominated accounts (Note 2) contributed to a $4.8 million decrease in the value of these items during the year ended December 31, 2024.
Contractual Obligations
Grant Contract for State-owned Construction Land Use Right in Shanghai City
In 2020 ACM Shanghai, through its wholly-owned subsidiary ACM Lingang, entered into a Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects), or the Grant Agreement, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, or the Grantor. ACM Lingang obtained rights to use approximately 43,000 square meters (10.6 acres) of land in the East China Silicon Hub of Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone, or the Land Use Right, for a period of fifty years, commencing on the date of delivery of the land in July 2020, which we refer to as the Delivery Date.
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
The status of the performance milestones for the period ended December 31, 2024 is as follows:
•ACM Lingang achieved the Construction Start Milestone and 60% of the performance deposit was refunded to ACM Shanghai in 2020.
•We expect that the Lin-gang Special Area Administration, with supplementary land grant contracts, will adjust certain performance terms, including extension of the Construction Completion and Production Start milestones.
•The Construction Completion Milestone was required to be met by January 9, 2024 but was not achieved. ACM Lingang believes it will receive the refund without penalty, however, based on extensions expected in the supplementary land grant contracts. We cannot guarantee that ACM Lingang will achieve the missed milestone, or even if it does achieve the milestone in 2025, that it will be refunded some or all of the 20% portion of the performance deposit of RMB 2.5 million ($0.4 million).
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

•The Production Start Milestone, as extended due to COVID-19 related delays, was required to be met by January 23, 2025 but was not achieved. ACM Lingang believes it will receive the refund without penalty, however, based on extensions expected in the supplementary land grant contracts. We cannot guarantee that ACM Lingang will meet any extended deadline or be refunded this 20% portion of the performance deposit.
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
In addition to the milestones, covenants in the current Agreement require that, among other things, ACM Lingang will be required to pay liquidated damages in the event that within seven years after the Delivery Date, or prior to July 9, 2027, it does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay at least RMB 157.6 million ($22.2 million) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.
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
The total cumulative investment of land, buildings and construction in progress related to ACM Lingang amounted to $156.2 million and $116.9 million at December 31, 2024 and December 31, 2023, respectively.
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
Shipments consist of two components:
•a shipment made to a customer that have previously accepted a specific type of tool (“repeat shipments”), revenues are recognized upon shipment or delivery because the Company can objectively demonstrate that the tools meet all the required customer specifications; and
•a shipment to a customer of a type of tool that the customer is receiving and evaluating for the first time, in each case a “first tool,” for which we may recognize revenue at a later date, subject to the customer’s acceptance of the tool upon the tool’s satisfaction of applicable contractual requirements or subject to the customer’s subsequent discretionary commitment to purchase the tool.
“First tool” shipments can be made to either an existing customer that has not previously accepted that specific type of tool in the past ─ for example, a delivery of a SAPS V tool to a customer that previously had received only SAPS II tools ─ or to a new customer that has never purchased any tool from us.
Shipments for the years ended December 31, 2024, 2023, and 2022 totaled $973 million, $596 million, and $539 million, respectively. Repeat tool shipments in the years ended December 31, 2024, 2023, and 2022 totaled $505 million, $310 million, and $288 million, respectively. First tool shipments for the years ended December 31, 2024, 2023, and 2022 totaled $468 million, $286 million, and $251 million, respectively.
The dollar amount attributed to a “first tool” shipment is equal to the consideration we expect to receive if any and all contractual requirements are satisfied and the customer accepts the tool, or if the customer subsequently determines in its discretion to purchase the tool. There are a number of limitations related to the use of shipments in evaluating our business, including that customers have significant, or in some cases total, discretion in determining whether to accept or purchase our tools after evaluation and their decision not to accept or purchase delivered tools is likely to result in our inability to recognize revenue from the delivered tools. “First tool” shipments reflect the value of incremental new products under evaluation delivered to our customers or prospective customers for a given period and is used as an internal key metric to reflect future potential revenue opportunity. The cumulative cost of “first tool” shipments under evaluation at customers which have not been accepted by the customer is carried at cost and reflected in finished goods inventory (see note 5 to the consolidated financial statements included in this report). “First tool” shipments exclude deliveries to customers for which ACM does not have a basis to expect future revenue.
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Adjusted EBITDA Data:
Net Income	$131,269	$96,852	$50,564	35.5%	$34,417
Interest income, net	(5,784)	(5,673)	(7,085)	2.0%	(111)
Income tax expense	35,031	19,364	16,798	80.9%	15,667
Depreciation and amortization	9,967	8,092	5,366	23.2%	1,875
Stock based compensation	49,576	27,338	7,730	81.3%	22,238
Unrealized (gain) loss on short-term investments	(973)	2,737	7,855	-135.5%	(3,710)
Adjusted EBITDA	$219,086	$148,710	$81,228	47.3%	$70,376

The $70.4 million increase in adjusted EBITDA for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily reflected an increase in net income, an increase in income tax expense, and an increase in stock-based compensation.
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
Free Cash Flow
The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended December 31,
	2024	2023	2022	% Change 2024 v 2023	Absolute Change 2024 v 2023
	(in thousands)
Free Cash Flow Data:
Net cash generated by (used in) operating activities	$152,450	$(75,323)	$(62,194)	-302.4%	$227,773
Purchase of property and equipment	(82,463)	(61,876)	(91,094)	33.3%	(20,587)
Purchase of short-term and long-term investments	$(26,264)	$(25,864)	$(4,279)	1.5%	(400)
Free cash flow	$43,723	$(163,063)	$(157,567)	-126.8%	$206,786
The changes in free cash flow for the years ended December 31, 2024, 2023, and 2022 reflected the factors driving net cash used in operating activities, and an increase of purchases of property and equipment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.
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

	Year Ended December 31,
	2024			2023			2022
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$782,118	$-	$782,118	$557,723	$-	$557,723	$388,832	$-	$388,832
Cost of revenue	(390,564)	(2,385)	(388,179)	(281,508)	(1,406)	(280,102)	(205,217)	(520)	(204,697)
Gross profit	391,554	(2,385)	393,939	276,215	(1,406)	277,621	183,615	(520)	184,135
Operating expenses:
Sales and marketing	(65,447)	(10,552)	(54,895)	(47,019)	(5,684)	(41,335)	(39,889)	(1,877)	(38,012)
Research and development	(105,473)	(14,112)	(91,361)	(92,709)	(8,459)	(84,250)	(62,226)	(2,565)	(59,661)
General and administrative	(69,636)	(22,527)	(47,109)	(40,648)	(11,789)	(28,859)	(22,465)	(2,768)	(19,697)
Income (loss) from operations	$150,998	$(49,576)	$200,574	$95,839	$(27,338)	$123,177	$59,035	$(7,730)	$66,765
Adjusted operating income for the year ended December 31, 2024, as compared with the year ended December 31, 2023, increased by $77.4 million due to a $55.2 million increase in income from operations and a $22.2 million increase in stock-based compensation expense. Adjusted operating income for the year ended December 31, 2023, as compared with the year ended December 31, 2022, increased by $56.4 million due to a $36.8 million increase in income from operations and a $19.6 million increase in stock-based compensation expense.
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
The majority of our business is conducted through our ACM Shanghai subsidiary that manufactures and sells our products in various global markets, and we also have operations in Korea, the Taiwan Region, the United States, and other countries. We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase raw materials, pay wages, and make payments to our supply chain in foreign currencies, primarily RMB, and also the KRW. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, because of our significant manufacturing operations in mainland China, a weakening RMB is advantageous and a strengthening RMB is disadvantageous to our financial results. At this time, we have not established a formal hedging policy to attempt to reduce the inherent risks of potential currency fluctuations on our global operations. We report the impact of foreign exchange fluctuations in the other income (expense) line item of our Consolidated Statements of Comprehensive Income (Loss) statements. For 2024, 2023, and 2022, the effect of fluctuations of foreign currencies contributed realized gains (losses) of $4.2 million, (2.0) million, and $1.7 million, respectively.
The mainland China government imposes significant exchange restrictions on fund transfers out of mainland China that are not related to business operations. To date these restrictions have not had a material impact on us because we have not engaged in any significant transactions that are subject to the restrictions.
Interest Rate Risk
As of December 31, 2024, 2023, and 2022, the balance of our short term bank borrowings (see note 8 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”), mature at various dates within the following year and do not expose us to interest rate risk. As of December 31, 2023, the balance of our long-term borrowings (see note 11 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”) carries a fixed interest rated and we may be exposed to fair value interest rate risk.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ACM Research, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACM Research, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

To test whether the Company can objectively demonstrate that the highly customized tools are repeat shipments, our audit procedures, among others, included performing direct inquiries with the Company’s personnel from its sales and engineering department to understand the Company’s process of identifying repeat shipments and the quality control department to understand the quality control process. We applied auditor judgment to determine the nature and extent of procedures to be performed by testing all the sales transactions identified as repeat shipments during the year. Specifically for all repeat shipments, we inspected the quality control reports signed by the Company’s quality control department. We also identified the similar tools previously sold to and accepted by the same customer by comparing the executed contracts or purchase orders of both tools, and inspected the acceptance confirmation from the customer of the previous tools to verify that the Company was able to objectively demonstrate that repeat shipments meet all the required customer specifications with its established history of customer acceptance. We evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed over repeat shipments, including the appropriateness of the nature and extent of audit effort.

/s/ Ernst & Young Hua Ming LLP

We have served as the Company's auditor since 2023.

Shanghai, the People’s Republic of China

March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ACM Research, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ACM Research, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ACM Research, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

March 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ACM Research, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of comprehensive income (loss), of stockholders’ equity, and of cash flows of ACM Research, Inc. (the "Company") for the year ended December 31, 2022, including the related notes (collectively, referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Ramon, California

March 1, 2023

ACM RESEARCH, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents (note 2)	$407,445	$182,090
Restricted cash	3,865	1,083
Short-term time deposits (note 2)	17,277	80,524
Short-term investments (note 14)	19,373	21,312
Account receivables, net (note 4)	387,045	283,186
Other receivables	41,859	40,065
Inventories, net (note 5)	597,984	545,395
Advances to related party (note 15)	1,024	2,432
Prepaid expenses	7,507	20,023
Total current assets	1,483,379	1,176,110
Property, plant and equipment, net (note 6)	269,272	201,848
Operating lease right-of-use assets, net (note 10)	14,038	15,393
Intangible assets, net	3,461	2,538
Long-term time deposits (note 2)	13,275	40,818
Deferred tax assets (note 18)	14,781	20,271
Long-term investments (note 13)	37,063	27,880
Other long-term assets (note 7)	20,452	6,050
Total assets	$1,855,721	$1,490,908
Liabilities and Equity
Current liabilities:
Short-term borrowings (note 8)	32,814	31,335
Current portion of long-term borrowings (note 11)	44,472	6,783
Related party accounts payable (note 15)	16,133	11,407
Accounts payable	139,294	141,814
Advances from customers	243,949	181,368
Deferred revenue	8,537	3,687
Income taxes payable (note 18)	12,779	6,401
FIN-48 payable (note 18)	19,466	12,149
Other payables and accrued expenses (note 9)	121,657	102,951
Current portion of operating lease liabilities (note 10)	2,132	2,764
Total current liabilities	641,233	500,659
Long-term borrowings (note 11)	105,525	53,952
Long-term operating lease liabilities (note 10)	3,840	4,262
Other long-term liabilities (note 12)	9,217	5,873
Total liabilities	$759,815	$564,746
Commitments and contingencies (note 20)
Equity:
Stockholders’ equity:
Class A Common stock (note 16)	6	6
Class B Common stock (note 16)	1	1
Additional paid-in capital	677,476	629,845
Retained earnings	260,000	156,827
Statutory surplus reserve (note 2)	30,514	30,060
Accumulated other comprehensive loss	(63,372)	(49,349)
Total ACM Research, Inc. stockholders’ equity	904,625	767,390
Non-controlling interests	191,281	158,772
Total equity	1,095,906	926,162
Total liabilities and equity	$1,855,721	$1,490,908

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue (note 3)	$782,118	$557,723	$388,832
Cost of revenue, including cost of revenue from related parties of $39,313, $31,240, and $26,313 for the years ended December 31, 2024, 2023, and 2022 respectively (note 15)	390,564	281,508	205,217
Gross profit	391,554	276,215	183,615
Operating expenses:
Sales and marketing	65,447	47,019	39,889
Research and development	105,473	92,709	62,226
General and administrative	69,636	40,648	22,465
Total operating expenses	240,556	180,376	124,580
Income from operations	150,998	95,839	59,035
Interest income	9,935	8,354	8,740
Interest expense	(4,151)	(2,681)	(1,655)
Realized gain from sale of short-term investments	1,788	9,047	1,116
Unrealized gain (loss) on short-term investments	973	(2,737)	(7,855)
Other income (expense), net	6,334	(1,558)	3,315
Income from equity method investments	423	9,952	4,666
Income before income taxes	166,300	116,216	67,362
Income tax expense (note 18)	(35,031)	(19,364)	(16,798)
Net income	131,269	96,852	50,564
Less: Net income attributable to non-controlling interests	27,642	19,503	11,301
Net income attributable to ACM Research, Inc.	$103,627	$77,349	$39,263
Comprehensive income (loss):
Net income	$131,269	$96,852	$50,564
Foreign currency translation adjustment, net of tax	(15,728)	(10,617)	(59,102)
Unrealized gain on available-for-sale investments, net of tax	428	—	—
Comprehensive income (loss)	115,969	86,235	(8,538)
Less: Comprehensive income attributable to non-controlling interests	26,365	17,689	1,854
Comprehensive income (loss) attributable to ACM Research, Inc.	$89,604	$68,546	$(10,392)

Net income per common stock (note 2):
Basic	$1.67	$1.29	$0.66
Diluted	$1.53	$1.16	$0.59

Weighted average common stock outstanding used in computing per share amounts (note 2):
Basic	62,212,569	60,164,670	59,235,975
Diluted	66,237,424	64,870,543	65,341,771

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except per share data)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balance at December 31, 2021	53,608,929	$5	5,087,814	$1	$595,045	$63,732	$8,312	$9,109	$135,461	$811,665
Net income	-	-	-	-	-	39,263	-	-	11,301	50,564
Appropriation to statutory surplus reserves	-	-	-	-	-	(8,569)	8,569	-	-	—
Foreign currency translation adjustment	-	-	-	-	-	-	-	(49,655)	(9,447)	(59,102)
Exercise of stock options	980,354	-	-	-	1,314	-	-	-	-	1,314
Stock-based compensation	-	-	-	-	7,730	-	-	-	-	7,730
Conversion of Class B common stock to Class A common stock	66,003	-	(66,003)	-	-	-	-	-	-	—
Balance at December 31, 2022	54,655,286	5	5,021,811	1	604,089	94,426	16,881	(40,546)	137,315	812,171
Cumulative effect of change in accounting principle under ASC326, net of tax	-	-	-	-	-	(1,769)	-	-	—	(1,769)
Net income	-	-	-	-	-	77,349	—	-	19,503	96,852
Appropriation to statutory surplus reserves	-	-	-	-	-	(13,179)	13,179	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(8,803)	(1,814)	(10,617)
Exercise of stock options	1,380,886	1	-	-	2,303	-	-	-	3,834	6,138
Stock-based compensation	-	-	-	-	23,453	-	-	-	3,885	27,338
ACM Shanghai dividends	-	-	-	-	-	-	-	-	(3,951)	(3,951)
Balance at December 31, 2023	56,036,172	6	5,021,811	1	629,845	156,827	30,060	(49,349)	158,772	926,162
Net income	-	-	-	-	-	103,627	-	-	27,642	131,269
Appropriation to statutory surplus reserves	-	-	-	-	-	(454)	454	—	—	—
Foreign currency translation adjustment	-	-	-	-	-	-	-	(14,373)	(1,355)	(15,728)
Exercise of stock options	1,902,713	-	-	-	5,990	-	-	-	5,109	11,099
Stock-based compensation	-	-	-	-	41,641	-	-	-	7,935	49,576
ACM Shanghai dividends		-	-	-	-	-	-	-	(6,900)	(6,900)
Unrealized gain on available-for-sale investments	-	-	-	-	-	-	-	350	78	428
Balance at December 31, 2024	57,938,885	$6	5,021,811	$1	$677,476	$260,000	$30,514	$(63,372)	$191,281	$1,095,906
The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$131,269	$96,852	$50,564
Adjustments to reconcile net income from operations to net cash used in operating activities
Non-cash operating lease cost	3,815	3,580	2,816
Depreciation and amortization	9,967	8,092	5,366
Gain on disposals of property, plant and equipment	945	(2)	(12)
Realized gain on short-term investments	(1,788)	(9,047)	(1,116)
Income from equity method investments	(423)	(9,952)	(4,666)
Unrealized (gain) loss on short-term investments	(973)	2,737	7,855
Inventory provision	2,796	575	2,248
Provision for credit losses	13,517	2,741	—
Deferred income taxes	5,286	(13,647)	4,027
Stock-based compensation	49,576	27,338	7,730
Dividends from unconsolidated affiliates	1,529	—	—
Net changes in operating assets and liabilities:
Accounts receivable	(123,277)	(108,749)	(88,655)
Other receivables	(3,812)	(4,213)	(7,331)
Inventories	(64,135)	(164,027)	(195,562)
Advances to related party (note 15)	1,408	890	(939)
Prepaid expenses	11,911	(5,075)	(3,695)
Other long-term assets	—	—	3,986
Related party accounts payable (note 15)	4,726	(3,061)	6,569
Accounts payable	1,440	42,343	17,501
Advances from customers	67,050	29,974	104,258
Deferred revenue	4,850	2,693	994
Income taxes payable	6,424	3,009	3,236
FIN-48 payable	7,316	5,463	4,404
Other payables and accrued expenses	23,203	21,375	23,406
Operating lease liabilities	(3,514)	(3,580)	(2,816)
Other long-term liabilities	3,344	(1,632)	(2,362)
Net cash provided by (used in) operating activities	152,450	(75,323)	(62,194)

Cash flows from investing activities:
Purchase of property, plant and equipment	(82,463)	(61,876)	(91,094)
Purchase of intangible assets	(3,485)	(2,462)	(1,426)
Purchase of short-term investments (note 14)	(1,391)	(18,356)	—
Purchase of time deposits	(74,730)	(26,120)	(172,448)
Proceeds from maturity of time deposits	166,549	79,600	—
Proceeds from sale of short-term investments (note 14)	8,434	21,735	4,577
Purchase of long-term investments (note 13)	(24,873)	(7,508)	(5,279)
Proceeds from disposal of long-term investments	—	8,242	—
Net cash used in investing activities	(11,959)	(6,745)	(265,670)

Cash flows from financing activities:
Proceeds from short-term borrowings	33,265	31,334	56,004
Repayments of short-term borrowings	(32,297)	(55,068)	(9,224)
Proceeds from long-term borrowings	96,896	42,360	—
Repayments of long-term borrowings	(9,582)	(2,283)	(2,223)
ACM Shanghai dividends	(6,900)	(3,951)	—
Proceeds from exercise of stock options	11,099	6,138	1,314
Net cash provided by financing activities	92,481	18,530	45,871

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,835)	(1,740)	(32,623)
Net increase (decrease) in cash, cash equivalents and restricted cash	$228,137	$(65,278)	$(314,616)

Cash, cash equivalents and restricted cash at beginning of period	183,173	248,451	563,067
Cash, cash equivalents and restricted cash at end of period	$411,310	$183,173	$248,451

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$4,151	$2,681	$1,655
Cash paid for income taxes	$11,216	$26,103	$3,586
Prepayment for purchase of long-term investment	$16,736	$—	$—
Purchase of intangible assets included in other long-term assets	$641	$—	$—

Reconciliation of cash, cash equivalents and restricted cash in consolidated statements of cash flows:
Cash and cash equivalents	$407,445	$182,090	$247,951
Restricted cash	3,865	1,083	500
Cash, cash equivalents and restricted cash	$411,310	$183,173	$248,451
Non-cash financing activities:
Cashless exercise of stock options	$483	$333	$221
Non-cash investing activities:
Transfer from inventory to property, plant and equipment	$—	$4,379	$—
Transfer from property, plant and equipment to inventory	$918	$—	$—
Purchase property, plant and equipment through other payable and accrued expenses	$29,126	$33,750	$—
Purchase long-term investments through other payable and accrued expenses	$4,729	$—	$—
Transfer of prepayment for property to property, plant and equipment	$3,348	$—	$41,497
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
The Company has direct or indirect interests in the following subsidiaries:

	Place and date of incorporation	Principal Activities	Effective interest held as at December 31,
Name of subsidiaries			2024	2023
ACM Research (Shanghai), Inc. ("ACM Shanghai")	Mainland China, May 2005	Principal operating subsidiary	81.5%	82.1%
ACM Research (Wuxi), Inc. ("ACM Wuxi")	Mainland China, July 2011	Sales and services	81.5%	82.1%
CleanChip Technologies Limited ("CleanChip")	Hong Kong, June 2017	Trading partner between ACM Shanghai and its customers	81.5%	82.1%
ACM Research Korea CO., LTD.	Korea, December 2017	Sales, marketing, R&D, production	81.5%	82.1%
ACM Research ( Lingang), Inc. ("ACM Lingang") (1)	Mainland China, March 2019	Management of production activities	81.5%	82.1%
ACM Research (CA), Inc. ("ACM California")	USA, April 2019	Procurement for ACM Shanghai	81.5%	82.1%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	Administrative function (inactive)	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd. ("ACM Singapore")	Singapore, August 2021	Sales, marketing, business development	100.0%	100.0%
ACM Research (Beijing), Inc. ("ACM Beijing")	Mainland China, February 2022	Sales and services	81.5%	82.1%
Hanguk ACM CO., LTD	Korea, March 2022	Sales, services, business development	81.5%	100.0%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	Business development	81.5%	82.1%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	59.0%	59.4%
ACM Research (Chengdu), Inc. ("ACM Chengdu")	Mainland China, December 2024	Component development and production	81.5%	N/A
Shengyi Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, December 2024	Sales and services	69.3%	N/A
(1) ACM Research (Lingang) Inc. is the English name referred to by its Chinese language name Shengwei Research (Shanghai), Inc., or ACM Shengwei in prior filings. ACM Research (Lingang), Inc. and Shengwei Research (Shanghai), Inc. refer to the same entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements include the accounts of ACM and its subsidiaries, including ACM Shanghai and its subsidiaries. ACM’s subsidiaries are those entities in which ACM, directly and indirectly, controls more than a majority of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for revenue recognition and deferred revenue, the valuation and recognition of fair value of certain long-term investments, stock-based compensation arrangements, realization of deferred tax assets, uncertain tax position, assessment for impairment of long-lived assets and long-term investments, allowance for credit losses, inventory valuation, useful lives of property, plant and equipment and useful lives of intangible assets.
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
The following table presents cash and cash equivalents, according to jurisdiction as of December 31, 2024 and 2023:

	December 31,
	2024	2023
United States	$56,308	$43,614
Mainland China	94,701	70,418
China Hong Kong	255,853	64,057
Korea	516	3,934
Singapore	67	67
Total	$407,445	$182,090
The amounts in mainland China do not include short-term and long-term time deposits which in aggregate totaled $30,552 and $121,342 at December 31, 2024 and 2023, respectively.
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

ACM California periodically procures goods and services on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the years ended December 31, 2024, 2023 and 2022, cash payments from ACM Shanghai to ACM California for the procurement of goods and services were $21.3 million, $42.5 million and $30.2 million, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.
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
For the years ended December 31, 2024, 2023 and 2022, ACM Shanghai paid $28,480, $19,200, and nil in dividends to ACM Research, respectively.
Amounts held in Korea exceed the Korea Deposit Insurance Corporation (“KDIC”) insurance limits and are subject to risk of loss. No losses have been experienced to date. There is no additional restriction for the transfer of cash from bank accounts in the U.S., Korea, Singapore and Hong Kong.
For the years ended December 31, 2024, 2023 and 2022, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and dividends paid by ACM Shanghai to the stockholders of ACM Shanghai (including ACM Research), no transfers, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Time Deposits

Time deposits are deposited with banks in mainland China with fixed terms and interest rates which cannot be withdrawn before maturity, and are presented as short-term deposits and long-term deposits in the consolidated financial statements based on their expected time of collection. They are also subject to the risk control regulatory standards described above upon maturity.

At December 31, 2024 and December 31, 2023, time deposits consisted of the following:

	December 31,
	2024	2023
Deposit in China Merchant Bank which was redeemed on January 29, 2024 with an annual interest rate of 2.85%	$—	$29,797
Deposit in Bank of Ningbo which was redeemed on February 17, 2024 with an annual interest rate of 2.85%	—	44,630
Deposit in Shanghai Pudong Development Bank which was redeemed on June 20, 2024 with an annual interest rate of 3.10%	—	7,322
Deposit in Shanghai Pudong Development Bank which was redeemed on May 28, 2024 with an annual interest rate of 3.10%	—	7,307
Deposit in Shanghai Pudong Development Bank which was redeemed on March 7, 2024 with an annual interest rate of 3.10%	—	4,376
Deposit in Shanghai Pudong Development Bank which was redeemed on March 22, 2024 with an annual interest rate of 3.10%	—	4,373
Deposit in Shanghai Pudong Development Bank which was redeemed on January 29, 2024 with an annual interest rate of 3.10%	—	2,912
Deposit in China Industrial Bank which matures on January 31, 2026 with an annual interest rate of 3.15%	13,275	14,528
Deposit in China Everbright Bank which was redeemed on January 5, 2024 with an annual interest rate of 5.38%	—	3,079
Deposit in China Everbright Bank which was redeemed on May 22, 2024 with an annual interest rate of 5.38%	—	3,018
Deposit in China Everbright Bank which matures on January 9, 2025 with an annual interest rate of 5.214%	10,247	—
Deposit in China Everbright Bank which matures on May 25, 2025 with an annual interest rate of 4.430%	7,030	—
	$30,552	$121,342
For the years ended December 31, 2024, 2023 and 2022, interest income related to time deposits was $1,991, $3,689 and $3,472, respectively.
Accounts Receivable, Net
Prior to adoption of Accounting Standards Update, or ASU, 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), the Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After adoption of ASC 326, as of January 1, 2023, the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. At December 31, 2024, and 2023, the Company, based on a review of its outstanding balances and its customers, determined the allowance for credit losses were $18,347 and $4,830, respectively.
Inventories, Net

Inventory consists of raw materials and related goods, work-in-progress, finished goods, and other consumable materials such as spare parts. Inventory is recorded at the lower of cost or net realizable value. The cost of inventory is principally determined by the weighted average cost method for raw materials. The Company assesses the recoverability of all inventories to determine if any adjustments are required for obsolete inventory or those with net realizable value lower than the cost.
Property, Plant and Equipment, Net
Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation begins when the asset is placed in service and is calculated by using the straight-line method over the estimated useful life of an asset (or, if shorter, over the lease term). Betterments or renewals are capitalized when incurred.
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
Construction In Progress
Construction in progress primarily reflects costs incurred related to the construction of ACM Shanghai’s Lingang development and production center.
Intangible Assets, Net
Intangible assets consist of purchase software. Assets are valued at cost at the time of acquisition and are amortized over their beneficial periods.
Impairment of Long-Lived Assets
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

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has also elected the practical expedient for the short-term lease exemption for contracts with lease terms of 12 months or less. The Company has also elected the practical expedient for the short-term lease exemption for contracts with lease terms of 12 months or less.
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

Allocate the transaction price to the performance obligations in the contract. For contracts that contain multiple performance obligations, primarily those that include multiple tools, or spare parts sold together with tools, the Company allocates the transaction price to the performance obligations on a relative standalone selling price basis. The Company recognizes contract liabilities associated with unsatisfied performance obligations, based on the stand-alone observable selling prices or using an expected cost-plus-margin approach when a stand-alone selling price is not directly observable, and recognizes revenue as the related performance obligations are satisfied.

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

For sales of tools, payment terms and conditions vary by customer and are based on the billing schedule established in the Company’s contracts with customers, but the contract generally requires advanced payments for a portion of transaction price prior to delivery and payments of the remaining transaction price after the tools are accepted by customers; therefore, the Company has determined that its contracts do not include a significant financing component. For sales of spare parts, the contract generally requires payment within 30 days after delivery. Contract liabilities include advances from customers and deferred revenue. Payments received from customers prior to the transfer of control of the tools are recorded as advances from customers. Payments received from customers related to the allocated transaction price for the unsatisfied performance obligations are recorded as deferred revenue.
Cost of Revenue

Cost of revenue primarily consists of: direct materials, comprised principally of parts used in assembling equipment, together with crating and shipping costs; direct labor, including salaries and other labor related expenses attributable to the Company’s manufacturing department; allocated overhead cost and inventory provision.
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
Warranty
The Company generally provides a standard assurance type warranty ranging from 12 to 36 months and covering replacement of its product during the warranty period. The Company accounts for the estimated warranty costs at the time revenue is recognized. Warranty obligations are affected by historical failure rates and associated replacement costs. Utilizing historical warranty cost records, the Company calculates a rate of warranty expenses to revenue to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. Warranty obligations are included in other payables and accrued expenses in the consolidated balance sheets. The following table shows changes in the Company’s warranty obligations for the years ended December 31, 2024, 2023 and 2022, respectively.

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$9,834	$8,780	$6,631
Additions	11,460	7,969	5,379
Utilized	(8,584)	(6,915)	(3,230)
Balance at end of period	$12,710	$9,834	$8,780
Employee Benefit Expenses
The Company has a defined contribution 401(k) plan for eligible employees. Eligible employees have the option to participate in the plan beginning on their date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of their compensation or a flat dollar amount.
All eligible employees of the Company’s mainland China subsidiaries are entitled to staff welfare benefits including medical care, welfare grants, unemployment insurance and pension benefits through a mainland China government-mandated multi-employer defined contribution plan. The Company’s mainland China subsidiaries are required to accrue for these benefits based on certain percentages of the qualified employees’ salaries, and are required to make contributions to the plans out of the amounts accrued. The mainland China government is responsible for the medical benefits and the pension liability to be paid to these employees and the Company’s obligations are limited to the amounts contributed. The

Company has no further payment obligations once the contributions have been paid. Total contributions by the Company for such employee benefits were $15,312, $11,618, and $7,816 for the years ended December 31, 2024, 2023 and 2022, respectively.
Government Subsidies
ACM Shanghai has received several special government grants. The government subsidies of operating nature with no further conditions to be met are recorded as other income in the consolidated statements of comprehensive income (loss) when received. The government grants that contain certain operating conditions, and require a government due diligence process to confirm completion, are deferred and recorded as other long-term liabilities (note 12) when received, and are recognized in the consolidated statements of comprehensive income (loss) as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2024, 2023 and 2022, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of comprehensive income (loss) were $462, $1,740 and $1,201, respectively.
•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. Government subsidies related to VAT reduction are credited to income in the period received. For the years ended December 31, 2024, 2023 and 2022, related government subsidies recognized as other income in the consolidated statements of comprehensive income (loss) were $2,018, $533, and $306, respectively.
Stock-based Compensation
ACM and ACM Shanghai grants stock options to employees and non-employee consultants and directors and accounts for those stock-based awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.
Stock-based awards granted to employees and non-employee consultants and directors are measured at the fair value of the awards on the grant date and are recognized as expenses either (a) immediately on grant, if no vesting conditions are required or (b) using the graded vesting method, net of estimated forfeitures, over the requisite service period. The fair value of stock options is determined using the Black-Scholes valuation model when there are service and performance condition attached or the Monte Carlo valuation model when there is market condition attached. Stock-based compensation is charged to the category of operating expense corresponding to the service function of the employees and non-employee consultants and directors. The Company has elected to recognize share-based compensation on a straight-line basis for awards with graded vesting that vest based solely on a service condition. The Company uses the accelerated method for all awards granted based on service conditions and performance conditions, and only if performance conditions are considered probable to be satisfied.
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

Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock is calculated as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$131,269	$96,852	$50,564
Less: Net income attributable to non-controlling interests	27,642	19,503	11,301
Net income available to common stockholders, basic	$103,627	$77,349	$39,263
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	2,227	1,841	584
Net income available to common stockholders, diluted	$101,400	$75,508	$38,679
Weighted average shares outstanding, basic	62,212,569	60,164,670	59,235,975
Effect of dilutive securities	4,024,855	4,705,873	6,105,796
Weighted average shares outstanding, diluted	66,237,424	64,870,543	65,341,771

Net income per share of common stock:
Basic	$1.67	$1.29	$0.66
Diluted	$1.53	$1.16	$0.59
Basic and diluted net income per share of common stock is presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per share of common stock is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM did not have any participating securities outstanding during the three-year periods ended December 31, 2024.
Class A and Class B common stock are substantially identical in all material respects, except for voting rights. Since ACM did not declare any dividends during the years ended December 31, 2024, 2023 and 2022, the net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of comprehensive income (loss) and in the above computation of net income per share of common stock.
Diluted net income per share of common stock reflects the potential dilution from securities, including stock options, that could share in ACM’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were 1,511,335, 3,651,337 and 1,795,340 for the years ended December 31, 2024, 2023 and 2022, respectively.
Comprehensive Income (loss)
The Company applies FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income (loss), requiring its components to be reported in a financial statement with the same prominence as other financial statements. The Company’s comprehensive income (loss) includes net income, foreign currency translation adjustments, and unrealized gain on investments in available-for-sale debt securities and is presented in the consolidated statements of comprehensive income (loss).
Restricted Net Assets
The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant statutory laws and regulations of mainland China permit payments of dividends by the Company’s mainland China subsidiaries only out of its retained earnings, if any, as determined in accordance with accounting standards and regulations of mainland China. The results of operations reflected in the consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s mainland China subsidiaries. The Company has not previously declared or paid any cash dividend or dividend in kind and has no plan to declare or pay any dividends in the near future.
Under laws and regulations of mainland China, there are restrictions on the Company’s mainland China subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. Amounts of net assets restricted include paid-in capital and statutory surplus reserve of the Company’s mainland China subsidiaries totaling $686,874 as of December 31 2024. Therefore, in accordance with Rules 504 and 4.08(e)(3) of Regulation S-X, the condensed parent company only financial statements as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024 are disclosed in Note 21.
Furthermore, cash transfers from the Company’s mainland China subsidiaries to its subsidiaries outside of China are subject to mainland China government control of currency conversion. Shortages in the availability of foreign currency may restrict the ability of the mainland China subsidiaries to remit sufficient foreign currency to pay dividends or other payments to the Company, or otherwise satisfy their foreign currency denominated obligations.
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
Statutory surplus reserves may be used to offset accumulated losses or to increase the registered capital of a mainland China subsidiary, subject to approval from the relevant mainland China authorities, and are not available for dividend distribution to the subsidiary’s shareholders. The mainland China subsidiaries are prohibited from distributing dividends unless any losses from prior years have been offset. Except for offsetting prior years’ losses, however, statutory surplus reserves must be maintained at a minimum of 25% of share capital after such usage. ACM Shanghai estimated a statutory surplus reserve of $30,514 and $30,060 based on an accumulated profit as of December 31, 2024 and 2023, respectively, which is included in the statutory surplus reserve in the consolidated balance sheets.
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
Financial Instruments

The Company periodically invests in equity and debt securities, and maintains an investment portfolio of various holdings, types, and maturities. For equity investments that do not have a readily determinable fair value, the Company classified them as long-term investments, and records them using either: 1) the measurement alternative which measures the equity investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes; or 2) the equity method whereby the Company recognizes its proportional share of the income or loss from the equity method investment. The equity method is utilized when the equity investments are common stock or in substance common stock, and the Company does not have the ability to control the investee but is deemed to have the ability to exercise significant influence over the investee’s operating or financial policies. For equity investments that have a readily determinable fair value, the Company classified them as short-term investments, and records them at fair market value on a recurring basis based upon quoted market prices. Realized and unrealized gains and losses resulting from application of the measurement alternative, the impact of the application of the equity method to the Company’s equity investments, and recognition of changes in fair market value, as applicable, are recognized as non-operating income (expenses), net in the consolidated statements of comprehensive income (loss).

The Company’s investments in debt securities have been classified and accounted for as available-for-sale. The Company classifies its debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on debt securities classified as available-for-sale are recognized in accumulated other comprehensive income (loss) in the consolidated balance sheets.

Fair Value Measurement

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

The Company’s primary financial instruments include its cash, cash equivalents, short term and long term deposits, restricted cash, short-term and long-term investments, accounts receivable, other receivables, accounts payable, related party accounts payable , other payable, and short-term and long-term borrowings. The estimated fair value of cash and cash equivalents, restricted cash, short-term time deposits, accounts receivable, other receivable, accounts payable, other payable, and short-term borrowings approximates their carrying value due to the short period of time to their maturities.
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

Assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2024
Assets
Cash and cash equivalents	$50,967	$-	$-	$50,967
Short-term investments	19,373	-	-	19,373
Available-for-sale debt securities	—	-	2,584	2,584
	$70,340	$-	$2,584	$72,924

As of December 31, 2023
Assets
Cash and cash equivalents	$37,518	$-	$-	$37,518
Short-term investments	21,312	-	-	21,312
	$58,830	$-	$-	$58,830

The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2024. Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2023 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2023
Assets
Investments accounted for using measurement alternative	$—	$—	$10,378	$10,378
	$—	$—	$10,378	$10,378

The Company recognized nil, $1,465 and nil (upward adjustments) resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer on the consolidated statements of comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022, respectively. The Company did not recognize any unrealized losses (downward adjustments) resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer for its long-term investments accounted for using measurement alternatives during the years ended December 31, 2024, 2023, and 2022.

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

Refer to Note 11 for fair value information related to the Company’s outstanding long-term borrowings as of December 31, 2024 and December 31, 2023.

Operating and Financial Risks
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, time deposits, and accounts receivable. The Company deposits and invests its cash with financial institutions that management believes are creditworthy.
The Company is potentially subject to concentrations of credit risks in its accounts receivable and revenue. For the years ended December 31, 2024, 2023 and 2022, four customers accounted for 52.2%, three customers accounted for 45.5% of revenue, and three customers accounted for 43.8% of revenue, respectively.
As of December 31, 2024 and 2023, four customers accounted for 57.1% and four customers accounted for 59.1%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.
Interest Rate Risk
As of December 31, 2024 and 2023, the balance of the Company’s short term bank borrowings (note 8) were scheduled to mature at various dates within the following year and thus exposed the Company to modest interest rate risk. The Company is exposed to interest rate risk related to its long-term borrowings (note 12), and as certain long-term borrowings carry a fixed interest rate, the Company may be exposed to the fair value interest rate risk.
Liquidity Risk
The Company’s working capital at December 31, 2024 and 2023 was sufficient to meet its then-current requirements. The Company may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions the Company decides to pursue. In the long run, the Company intends to rely primarily on cash flows from operations and additional borrowings from financial institutions in order to meet its cash needs. If those sources are insufficient to meet cash requirements, the Company may seek to issue additional debt or equity.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company adopted ASU 2023-07 in the fourth quarter of 2024, and the adoption did not have a material impact on the Company’s financial position, results of operations and cash flows.
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

In December 2024, the FASB issued ASU 2024-03: Income Statement--Reporting Comprehensive Income--Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This ASU should be applied prospectively with the option to apply the standard retrospectively. The Company is currently evaluating the provisions of this ASU.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following tables present disaggregated revenue information:

	Year Ended December 31,
	2024	2023	2022
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$578,887	$403,851	$272,939
ECP (front-end and packaging), Furnace and Other Technologies	151,057	103,356	77,482
Advanced Packaging (excluding ECP), Services & Spares	52,174	50,516	38,411
Total Revenue By Product Category	$782,118	$557,723	$388,832

	Year Ended December 31,
	2024	2023	2022
Mainland China	$775,752	$540,969	$377,752
Other regions	6,366	16,754	11,080
	$782,118	$557,723	$388,832

Below are the accounts receivables and contract liabilities balances as of:

	December 31, 2024	December 31, 2023

Accounts receivable	$387,045	$283,186
Advances from customers	243,949	181,368
Deferred revenue	8,537	3,687
During the year ended December 31, 2024, advances from customers increased by $62,581 primarily due to a net increase of payments made by customers for first tools under evaluation.
Below are revenues recognized from amounts included in contract liabilities at the beginning of the year:

	Year Ended December 31,
	2024	2023	2022
Revenue recognized from amounts included in contract liabilities at the beginning of the year	$124,069	$97,370	$30,385

NOTE 4 – ACCOUNTS RECEIVABLE, NET
At December 31, 2024 and 2023, accounts receivable, net consisted of the following:

	December 31,
	2024	2023
Accounts receivable	$405,392	$288,016
Less: Allowance for credit losses	(18,347)	(4,830)
Total	$387,045	$283,186
The $103,859 increase in accounts receivable, net for the year ended December 31, 2024 corresponds to a $224,395 increase in revenue for the same period.

	December 31,
	2024	2023
Allowance for credit losses, before tax, at beginning of the year	$(4,830)	$—
Cumulative effect of change in accounting principle under ASC 326, before tax, as of January 1, 2023	—	(2,099)
Provision for credit loss	(13,517)	(2,731)
Allowance for credit losses, before tax, at the end of the year	$(18,347)	$(4,830)

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

NOTE 5 – INVENTORIES, NET
At December 31, 2024 and 2023, inventories, net consisted of the following:

	December 31,
	2024	2023
Raw materials	$224,086	$235,062
Work-in-process	80,767	81,438
Finished goods	293,131	228,895
Total inventories, net	$597,984	$545,395
At December 31, 2024 and December 31, 2023, the value of finished goods inventory, which is comprised of first-tools at customer physical locations, for which customers were contractually obligated to take ownership upon acceptance, totaled $206,018 and $123,390, respectively.
The $11,646 decrease in raw materials and work-in-process inventory at December 31, 2024 compared to December 31, 2023 was due in part to an increased focus on cash efficiency despite a higher level of expected total shipments for the next 12-months. The $64,236 increase in finished goods inventory at December 31, 2024 compared to December 31, 2023 reflects a higher value of first-tools under evaluation by existing or prospective customers, partly offset by a lower value of completed tools at the Company's facilities.
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

At the end of each period, the Company also assesses the status of its raw materials. The Company recognizes a loss or impairment for any raw materials aged more than three years. The three-year aging is based on the Company’s assessment of technology change, its requirement to maintain stock and other factors. For raw materials aged less than three years of age, the Company recognizes a specific loss or impairment if the Company determines the item does not have future use or is otherwise impaired.
During the years ended December 31, 2024, 2023, and 2022, provision for inventory of $3,100, $575, and $2,248 were recognized in cost of revenue, respectively.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At December 31, 2024 and 2023, property, plant and equipment consisted of the following:

	December 31,
	2024	2023
Buildings and plants	$141,410	$83,109
Manufacturing equipment	37,038	16,556
Office equipment	5,815	4,953
Transportation equipment	396	404
Leasehold improvement	11,579	7,889
Total cost	196,238	112,911
Less: Total accumulated depreciation and amortization	(24,882)	(17,503)
Construction in progress	97,916	106,440
Total property, plant and equipment, net	$269,272	$201,848

Depreciation expense was $6,573, $6,912, and $4,839 for the years ended December 31, 2024, 2023, and 2022, respectively.

At December 31, 2024, buildings and plants comprised of $34,740 for Lingang housing property, $49,693 for Lingang development and production center, $49,221 for ACM Shanghai's corporate headquarters, and $7,756 for ACM's Oregon facilities, as compared to $35,264, nil, $47,845, and nil, respectively, at December 31, 2023. The Lingang housing property is pledged as security for loans from China Merchants Bank (Note 11).

Construction in progress primarily reflects costs incurred for certain facilities related to the construction of ACM Shanghai’s Lingang development and production center.
NOTE 7 – OTHER LONG-TERM ASSETS
At December 31, 2024 and 2023, other long-term assets consisted of the following:

	December 31,
	2024	2023
Prepayment for property, plant and equipment	$32	$3,380
Lease deposit	950	834
Security deposit for land use right	686	696
Prepayment for investment in Ninebell	16,737	—
Others	2,047	1,140
Total other long-term assets	$20,452	$6,050

NOTE 8 – SHORT-TERM BORROWINGS
At December 31, 2024 and December 31, 2023, short-term borrowings consisted of the following:

	December 31,
	2024	2023
Line of credit up to RMB ¥150,000 from China Everbright Bank,
1)due on August 29, 2024 with an annual interest rate of 3.00%.	—	2,463
Line of credit up to RMB ¥40,000 from Bank of China,
1)due on September 7, 2024 with an annual interest rate of 2.87%.	—	5,648
2)due on March 20, 2025 with an annual interest rate of 2.75%.	16,706	—
3)due on September 23, 2025 with an annual interest rate of 2.50%.	5,569	—
Line of credit up to RMB ¥200,000 from China Merchants Bank,
1)due on August 7, 2024 with an annual interest rate of 3.00%.	—	1,271
2)due on August 8, 2024 with an annual interest rate of 3.00%.	—	1,271
3)due on August 9, 2024 with an annual interest rate of 3.00%.	—	1,271
4)due on August 14, 2024 with an annual interest rate of 3.00%.	—	1,271
5)due on August 17, 2024 with an annual interest rate of 3.00%.	—	1,271
6)due on August 20, 2024 with an annual interest rate of 3.00%.	—	1,271
7)due on August 21, 2024 with an annual interest rate of 3.00%.	—	1,271
8)due on August 22, 2024 with an annual interest rate of 3.00%.	—	1,271
9)due on August 24, 2024 with an annual interest rate of 3.00%.	—	1,271
10)due on August 27, 2024 with an annual interest rate of 3.00%.	—	1,271
11)due on August 29, 2024 with an annual interest rate of 3.00%.	—	1,271
12)due on August 30, 2024 with an annual interest rate of 3.00%.	—	1,271
13)due on September 3, 2024 with an annual interest rate of 3.00%.	—	1,271
14)due on September 5, 2024 with an annual interest rate of 3.00%.	—	1,270
15)due on September 6, 2024 with an annual interest rate of 3.00%.	—	1,270
16)due on September 10, 2024 with an annual interest rate of 3.00%.	—	1,270
17)due on September 12, 2024 with an annual interest rate of 3.00%.	—	1,270
18)due on February 27, 2025 with an annual interest rate of 2.60%.	1,322	—
19)due on February 28, 2025 with an annual interest rate of 2.60%.	1,322	—
20)due on March 1, 2025 with an annual interest rate of 2.60%.	1,322	—
21)due on March 5, 2025 with an annual interest rate of 2.60%.	1,322	—
22)due on March 8, 2025 with an annual interest rate of 2.60%.	1,253	—
23)due on August 27, 2025 with an annual interest rate of 2.60%.	1,322	—
24)due on September 12, 2025 with an annual interest rate of 2.60%.	1,322	—
Line of credit up to KRW ₩500,000 from Industrial Bank of Korea,
1)due on July 12, 2024 with an annual interest rate of 6.03%.	—	77
Line of credit up to KRW ₩2,000,000 from Industrial Bank of Korea,
1)due on December 15, 2024 with an annual interest rate of 4.27%.	—	1,544
2)due on December 16, 2025 with an annual interest rate of 4.43%.	1,354	—
Total	$32,814	$31,335
For the years ended December 31, 2024, 2023 and 2022, interest expense related to short-term borrowings amounted to $1,218, $1,581, and $810, respectively.

NOTE 9 – OTHER PAYABLES AND ACCRUED EXPENSES
At December 31, 2024 and 2023, other payables and accrued expenses consisted of the following:

	December 31,
	2024	2023
Accrued commissions	$20,180	$15,572
Accrued warranty	12,710	9,834
Accrued payroll	21,677	14,840
Accrued professional fees	896	696
Accrued machine testing fees	1,082	1,762
Accrued machine sales fees	8,840	6,010
Individual income tax payable	11,975	12,156
Accrued Lingang construction fees	28,103	33,729
Payments for investments	4,729	—
Others	11,465	8,352
Total	$121,657	$102,951
NOTE 10 – LEASES
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

The Company’s leases also include a right to use state-owned land in mainland China with lease terms of 50 years expiring in 2070, for which an upfront lump-sum payment was made during the year ended December 31, 2022.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$3,815	$3,580	$2,816
Short-term lease cost	1,790	923	786
Lease cost	$5,605	$4,503	$3,602
Supplemental cash flow information related to operating leases was as follows for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Operating cash outflow from operating leases	$3,647	$3,580	$2,816

Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,781	$8,195	$1,054

Maturities of lease liabilities for all operating leases were as follows as of December 31, 2024:

December 31, 2024
2025	2,376
2026	1,607
2027	1,462
2028 and thereafter	1,118
Total lease payments	$6,563
Less: Interest	(591)
Present value of lease liabilities	$5,972
The weighted average remaining lease terms and discount rates for all operating leases, excluding land-use right, were as follows as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.57	3.44
Weighted average discount rate	3.58%	3.91%

NOTE 11 – LONG-TERM BORROWINGS
At December 31, 2024 and 2023, long-term borrowings consisted of the following:

	December 31,
	2024	2023
Loan from China Merchants Bank	$11,475	$13,362
Loan from Agricultural Bank of China	13,020	—
Loans from Bank of China	28,258	5,013
Loan from Bank of Shanghai	13,920	14,120
Loans from China CITIC Bank	27,775	28,240
Loan from China Everbright Bank	55,549	—
Less: Current portion	(44,472)	(6,783)
	$105,525	$53,952
The loan from China Merchants Bank is for the purpose of purchasing property in Lingang, Shanghai. The loan is repayable in 120 installments with the last installment due in November 2030, with an annual interest rate of 3.65%. The loan is pledged by the property of ACM Lingang and guaranteed by ACM Shanghai.
The loan from Agricultural Bank of China is for the purpose of purchasing housing property in Lingang, Shanghai. The loan is repayable in 8 installments with the last installment due in April 2034, with an annual interest rate of 2.53%-2.78%.
Two loans from Bank of China are for the purpose of funding ACM Shanghai project expenditures. The first loan from Bank of China is for the purpose of funding ACM Shanghai's general corporate expenses and working capital. The loan bears interest at an annual rate of 2.62% and is payable in 6 installments, with the last installment due in June 2027. The second loan from Bank of China is for the purpose of funding ACM Shanghai project expenditures. The loan bears interest at an annual rate of 2.52% and are repayable in 6 installments, with the last installment due in August 2027.

The loan from Bank of Shanghai is for the purpose of funding ACM Shanghai project expenditures. The loan bears interest mainly based on the one-year People’s Bank of China (“PBOC”) benchmark interest rate of 3.45% and a predetermined margin of -0.60 basis points, resulting in an interest rate of 2.85%, and will be fully repaid in April 2025.

The first loan from China CITIC Bank is for the purpose of funding ACM Shanghai project expenditures. The loan bears interest at an annual rate of 3.10% and are repayable in 4 installments, with the last installment due in August 2025. The second loan from China CITIC bank is for the purpose of funding ACM's general corporate operation and working capital. The loan bears interest at an annual rate of 3.40% payable quarterly, and the principal amount is repayable in 4 installments, with the last installment due in December 2027.

The loans from China Everbright Bank are for the purpose of funding ACM Shanghai's general corporate operation and working capital. The first loan bears interest mainly based on the one-year PBOC benchmark interest rate of 3.95% and a predetermined margin of -1.35 basis points, resulting in an interest rate of 2.60%, and is payable in 6 installments, with the last installment due in June 2027. The second loan bears interest mainly based on the one-year PBOC benchmark interest rate of 3.35% and a predetermined margin of -0.75 basis points, resulting in an interest rate of 2.60%, and is payable in 3 installments, with the last installment due in March 2026. The third loan bears interest mainly based on the one-year PBOC benchmark interest rate of 3.10% and a predetermined margin of -0.50 basis points, resulting in an interest rate of 2.60%, and is payable in 3 installments, with the last installment due in April 2026.

As of December 31, 2024 and December 31, 2023, the total carrying amount of long-term loans was $149,997 and $60,735, compared with an estimated fair value of $141,264 and $56,638, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement). Refer to Note 2 for an explanation of the fair value hierarchy structure.

Scheduled principal payments for the outstanding long-term loans, including the current portion, as of December 31, 2024 are as follows:

Year ending December 31,
2025	$44,472
2026	33,758
2027	58,296
2028	7,537
Thereafter	5,934
149,997
For the years ended December 31, 2024, 2023, and 2022 respectively, $2,933, $1,100 and $845 of interest expense related to long-term borrowings was incurred.
NOTE 12 – OTHER LONG-TERM LIABILITIES
Other long-term liabilities represent government subsidies received from mainland China governmental authorities for development and commercialization of certain technology but not yet recognized (note 2). As of December 31, 2024 and 2023, other long-term liabilities consisted of the following unearned government subsidies:

	December 31,
	2024	2023
Subsidies commenced in 2020 and prior	$699	$1,107
Subsidies to Lingang R&D development in 2021	7,350	3,467
Other	1,168	1,299
Total	$9,217	$5,873
NOTE 13– LONG-TERM INVESTMENTS
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

On June 27, 2019, ACM Shanghai and Shengyi Semiconductor Technology Co., Ltd. (“Shengyi”), a company based in Wuxi, China that is one of the Company’s component suppliers, entered into an agreement pursuant to which Shengyi issued to ACM Shanghai shares representing 14% of Shengyi’s post-closing equity for a purchase price of $109. The investment in Shengyi is accounted for under the equity method. In September 2023, the Company invested additional RMB 6,100 ($900) to Shengyi. As the additional investment is not in substance common stock, the Company measures the additional investment in Shengyi at measurement alternative.
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

On September 25, 2023, ACM Shanghai entered into a partnership agreement with Company A to invest RMB 30,000 ($4,230), which represented 4.37% of the partnership's total subscribed capital. Since there is no readily determinable fair value, the Company measures the investments at measurement alternative.

On November 1, 2023, ACM Shanghai entered into a partnership agreement with Company B to invest RMB 6,600 ($930), which represented 1.19% of the partnership's total subscribed capital. Since there is no readily determinable fair value, the Company measures the investments at measurement alternative. As of December 31, 2024, Company B issued additional shares to investors and ACM Shanghai’s ownership declined to 1.19%.

On January 12, 2024, ACM Shanghai entered into an investment agreement with Company C to invest RMB 12,500 ($1,760), which represented 5.04% of the Company C's total equity interest. Since there is no readily determinable fair value, the Company measures the investments at measurement alternative.

On January 19, 2024, ACM Shanghai entered into a limited partnership agreement with Company D to invest RMB 30,000 ($4,230), which represented 16.67% of the partnership's total equity interest. The investment in the limited partnership with Company D is accounted for under the equity method in accordance with ASC323-30-S99-1. As of December 31, 2024, Company D issued additional shares to investors and ACM Shanghai’s ownership declined to 14.28%.

On January 22, 2024, ACM Shanghai entered into an investment agreement with Company E to invest RMB 10,000 ($1,430) which represented 0.64% of the Company E's total equity interest. The transaction was closed in April 2024. Since there is no readily determinable fair value, the Company measures the investments at measurement alternative.

On April 22, 2024, ACM Shanghai entered into an investment agreement with Ninebell to invest $16,737 which represented 20% of Ninebell’s total equity interest. As of December 31, 2024, ACM Shanghai pre-paid the consideration of $16,737 to Ninebell, which is recorded in other long-term assets (note 7) in the consolidated balance sheets. The share certification was issued in January 2025. After the share purchase transaction is closed, the Company owns 36.4% of Ninebell.

On December 30, 2024, ACM Shanghai entered into a limited partnership agreement with Company F to invest RMB 10,000 ($1,391), which represented 16.67% of Company F's total equity interest. The equity interest is redeemable at the option of ACM Shanghai if Company F failed to consummate a qualified IPO within a certain period. ACM Shanghai made the first installment payment of RMB 3,000 ($417) on December 30, 2024 and the remaining RMB 7,000 ($974) will be paid on or before December 31, 2026. As agreed by investment agreement, the Company obtained the entire 16.67% equity interest on the settlement of the first installment. Company F is a privately held company and the Company classified the investment as available-for-sale debt securities as the equity interest is redeemable.

On December 30, 2024, ACM Shanghai entered into an investment agreement with Company G to invest RMB 30,000 ($4,173), which represented 2.91% of Company G's total equity interest. ACM Shanghai made the first installment payment of RMB 3,000 ($417) on December 30, 2024 and the remaining RMB 27,000 ($3,756) will be paid on or before June 30, 2026. As agreed by investment agreement, the Company obtained the entire 2.91% ownership when the equity transaction was approved by the shareholders’ meeting, and the share certification was issued upon the settlement of the first installment. Since there is no readily determinable fair value, the Company measures the investments at measurement alternative.

Equity investee:	Initial investment dates	Investment entity	Percent ownership by ACM and subsidiaries	Investment purchase price
Ninebell Co., Ltd. ("Ninebell")	September 2017	ACM	20.0%	$1,200
Wooil Flucon Co., ("Wooil")	August 2022	ACM Singapore	20.0%	$1,000
Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) (“Hefei Shixi”)	September 2019	ACM Shanghai	10.0%	RMB 30,000 ($4,200)
Shengyi Semiconductor Technology Co., Ltd. ("Shengyi")	June 2019	ACM Shanghai	14.0%	$109
Company D	February 2024	ACM Shanghai	16.67%	RMB 30,000 ($4,230)
Investments accounted for using measurement alternative:
Waferworks (Shanghai) Co., Ltd. (“Waferworks”)	October 2021	ACM Shanghai	0.25%	$1,568,000
Shengyi	September 2023	ACM Shanghai	1.00%	RMB 6,100 ($900)
Company A	September 2023	ACM Shanghai	4.37%	RMB 30,000 ($4,230)
Company B	November 2023	ACM Shanghai	1.19%	RMB 6,600 ($930)
Company C	February 2024	ACM Shanghai	5.04%	RMB 12,500 ($1,760)
Company E	April 2024	ACM Shanghai	0.64%	RMB 10,000 ($1,430)
Company F	December 2024	ACM Shanghai	16.67%	RMB 10,000 ($1,391)
Company G	December 2024	ACM Shanghai	2.91%	RMB 30,000 ($4,173)

	2024
Equity investee:	2024	2023
Ninebell	$7,862	$5,632
Wooil	936	1,003
Shengyi	2,775	1,693
Hefei Shixi	4,798	9,174
Company D	4,173	—
Subtotal	20,544	17,502
Investments accounted for using measurement alternative:
Waferworks	—	1,412
Shengyi	845	857
Company A	4,173	4,236
Company B	918	932
Company C	1,739	—
Company E	1,391	—
Company G	4,173	—
Other	696	2,941
Subtotal	13,935	10,378
Investments accounted for under available-for-sale debt securities
Company F	1,391	—
Other	1,193	—
Total	$37,063	27,880

The Company recognized $423, $9,952, and $4,666 share of equity investees’ net income which amounts were included in income (loss) from equity method investments in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company received $1,401, nil, and nil dividends from equity investee, respectively.
NOTE 14 – SHORT-TERM INVESTMENTS

Pursuant to an Agreement entered into on September 19, 2022 (the ‘‘Agreement’’), ACM Shanghai became a limited partner of the Nuode Asset Fund Pujiang No. 783 Single Asset Management Plan (‘‘Nuode Asset Fund’’), a Chinese limited partnership formed by Nuode Asset Management Co., Ltd, a financial services firm based in Shanghai, China. Nuode Asset Fund was formed to establish a special fund with the purpose to participate in certain technology related investments in mainland China. Subsequent to the future purchase, any investment will be held by Nuode Asset Fund and restricted for a minimum period of nine months. The limited partners of the Nuode Asset Fund contributed a $22,160 to the fund, of which ACM Shanghai contributed $4,196, or 18.75% of the contribution on September 27, 2022. In December 2022, the Nuode Asset Fund purchased shares in the secondary stock offering of a publicly traded mainland China-stock listing, and was apportioned to the limited partners in proportion to their respective capital contributions. The investments were fully-disposed by Nuode Asset Fund during the year ended December 31, 2024, and the Company received net proceeds of RMB 22,478 ($3,167).

Pursuant to a Share Purchase Agreement dated June 2023, ACM Shanghai acquired shares of Huahong Semiconductor Limited (“Huahong”) in July 2023 with amount of $13,930. The shares held by ACM Shanghai are restricted for sale for a minimum period of twelve months. Huahong completed it STAR IPO in August 2023.

Pursuant to a Share Purchase Agreement dated August 2023, ACM Shanghai acquired shares of Zhongjuxin Limited Company (“Zhongjuxin”) in September 2023 with amount of $4,179. The shares held by ACM Shanghai are restricted for sale for a minimum period of twelve months. Zhongjuxin completed it STAR IPO in September 2023. The investments were partially-disposed by ACM Shanghai and net proceeds of RMB38,464 ($5,267) were received during the year ended December 31, 2024.

Pursuant to a Share Purchase Agreement dated January 2024, ACM Shanghai acquired shares of Shanghai Syncrystalline Silicon Materials Co., Ltd. (“Syncrystalline”) in February 2024 with amount of RMB 10 million ($1,409). The shares held by ACM Shanghai are restricted for sale for a minimum period of twelve months. Syncrystalline completed its STAR IPO in February 2024. As of December 31, 2024, the Company's total investment costs in Syncrystalline were RMB20 million ($2,818), including RMB 10 million ($1,409) invested by ACM Shanghai in 2021 and RMB 10 million ($1,409) invested by ACM Shanghai in February 2024.
The components of short-term investments were as follows:

	December 31,
	2024	2023
Short-term investments listed in Shanghai Stock Exchange
Cost	$17,731	$20,155
Market value	$19,373	$21,312
For the years ended December 31, 2024, 2023 and 2022, the net gains (losses) recognized on equity securities were as follows:

	Year ended December 31
	2024	2023	2022
Unrealized gains (losses) recognized during the reporting period on short-term investment still held at December 31	$973	$(2,737)	$(7,855)
Net realized gains on short-term investment sold during the period	1,788	9,047	1,116
Total net gains (losses) recognized at December 31 on short-term investment	$2,761	$6,310	$(6,739)

For the years ended December 31, 2024, 2023 and 2022, the Company received proceeds of $8,434, $21,735 and $4,577 from the sale of short-term investments, respectively, including realized gains of $1,788, $9,047 and $1,116, respectively.
NOTE 15 – RELATED PARTY BALANCES AND TRANSACTIONS
Ninebell

Ninebell is an equity investee of ACM (Note 13) and is the Company’s principal supplier of robotic delivery system subassemblies used in our single-wafer cleaning equipment. The Company purchases inventories from Ninebell for production in the ordinary course of business. The Company pays for a portion of the inventories in advance and is obligated for the remaining amounts upon receipt of the product.
Shengyi

Shengyi is an equity investee of ACM Shanghai (Note 13) and is one of the Company’s component suppliers in mainland China. The Company purchases components from Shengyi for production in the ordinary course of business. The Company incurs a service fee related to installation and hook-up fees which is recorded within cost of revenue on the Company’s consolidated statements of comprehensive income (loss). The Company pays for a portion of the raw materials in advance and is obligated for the remaining amounts upon receipt of the product.

All related party outstanding balances are short-term in nature and are expected to be settled in cash.
The following tables represent related party transactions with the equity investees as of December 31, 2024 and 2023:

	December 31,
Advances to related party	2024	2023
Ninebell	$1,024	$2,432

	December 31,
Accounts payable	2024	2023
Ninebell	$10,830	$7,624
Shengyi	5,303	3,783
Total	$16,133	$11,407

	Year Ended December 31
Purchase of materials	2024	2023	2022
Ninebell	$53,792	$42,737	$40,985
Shengyi	6,794	5,006	5,350
Total	$60,586	$47,743	$46,335

	Year Ended December 31
Service fee charged by	2024	2023	2022
Shengyi	$595	$820	$543
Total	$595	$820	$543
NOTE 16 – COMMON STOCK
At December 31, 2024 and 2023, ACM was authorized to issue 150,000,000 shares of Class A common stock and 5,307,816 shares of Class B common stock, each with a par value of $0.0001. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to twenty votes and is convertible at any time into one share of Class A common stock. Shares of Class A common stock and Class B common stock are treated equally, identically and ratably with respect to any dividends declared by the Board of Directors unless the Board of Directors declares different dividends to the Class A common stock and Class B common stock by getting approval from a majority of common stockholders.
During the year ended December 31, 2024, 2023 and 2022, ACM issued 1,902,713, 1,380,886 and 980,354 shares of Class A common stock upon option exercises by employees and non-employees, respectively, and issued nil, nil, and 66,003 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock, respectively.
At December 31, 2024 and 2023, the number of shares of Class A common stock issued and outstanding was 57,938,885 and 56,036,172, respectively. At December 31, 2024 and 2023, the number of shares of Class B common stock issued and outstanding was 5,021,811 and 5,021,811, respectively.
NOTE 17 – STOCK-BASED COMPENSATION

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

Employee Awards
The following table summarizes the ACM’s employee share option activities:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	8,402,247	$2.45	$5.88	6.53 years
Granted	1,653,300	10.31	22.41
Exercised	(416,546)	1.20	2.97
Forfeited/cancelled	(427,360)	11.41	25.24
Outstanding at December 31, 2022	9,211,641	$3.58	$8.24	6.36 years
Granted	2,230,500	10.38	13.91
Exercised	(1,080,952)	0.90	2.28
Forfeited/cancelled	(362,552)	11.24	22.92
Outstanding at December 31, 2023	9,998,637	$5.15	$9.47	6.17 years
Granted	461,000	15.31	20.69
Exercised	(1,523,619)	1.91	4.10
Forfeited/cancelled	(84,423)	11.47	24.29
Outstanding at December 31, 2024	8,851,595	$6.18	$10.84	5.81 years
Vested and exercisable at December 31, 2024	5,528,459	$4.73	$9.23	4.81 years
As of December 31, 2024, $23,133 of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM was expected to be recognized over a weighted-average period of 3.30 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.

The aggregate intrinsic value of options exercised in the years ended December 31, 2024, 2023 and 2022 was $35,675, $15,457, and $6,429 respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024 were $53,004 and $42,841, respectively.

The aggregate fair value of the share-based awards vested during the years ended December 31, 2024, 2023 and 2022 were $26,137, $18,378 and $13,137, respectively.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2024	2023	2022
Fair value of common stock(1)	$18.67-$31.92	$11.85-$17.23	$16.83-$25.45
Expected term in years(2)	5.50-6.25	5.50-6.25	5.50-6.25
Volatility(3)	83.85-85.48%	84.95-86.45%	49.43-50.87%
Risk-free interest rate(4)	3.80-4.49%	4.16-4.69%	1.70-3.04%
Expected dividend(5)	0%	0%	0%
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
(5)Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.
Non-employee Award
The following table summarizes the ACM's non-employee share option activities:

	Number of Option Shares (1)	Weighted Average Grant Date Fair Value (1)	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	2,067,018	$0.33	$0.97	3.98 years
Exercised	(563,808)	0.21	0.51
Forfeited/cancelled	(19,552)	0.21	0.48
Outstanding at December 31, 2022	1,483,658	0.38	1.15	3.68 years
Exercised	(299,934)	0.24	0.55
Forfeited/cancelled	(12,929)	0.22	0.50
Outstanding at December 31, 2023	1,170,795	$0.42	$1.31	2.66 years
Exercised	(379,094)	0.22	0.57
Forfeited/cancelled	(7,569)	0.22	0.50
Outstanding at December 31, 2024	784,132	$0.52	$1.68	2.12 years
Vested and exercisable at December 31, 2024	784,132	$0.52	$1.68	2.12 years

As of December 31, 2024, all of the non-employee share options were fully-vested. The aggregate intrinsic value of options exercised in the years ended December 31, 2024, 2023 and 2022 was $7,901, $3,796 and $9,110, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024 were $10,523 and $10,523, respectively.

The aggregate fair value of the share-based awards vested during the years ended December 31, 2024, 2023 and 2022 were $408, $479, and $501, respectively.
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

The following table summarizes the ACM Shanghai employee stock option activities:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	5,377,500	$0.24	$2.04	2.50 years
Forfeited/cancelled	—	—	—
Outstanding at December 31, 2022	5,377,500	$0.23	$1.93	1.76 years
Exercised	(2,150,309)	0.20	1.85
Forfeited/cancelled	(92,308)	0.22	1.85
Outstanding at December 31, 2023	3,134,883	$0.24	$1.85	0.85 years
Exercised	(3,033,344)	0.20	1.83
Forfeited/cancelled	(101,539)	0.20	1.83
Outstanding at December 31, 2024	$—	$—	$—	0.00 years
Vested and exercisable at December 31, 2024	$—	$—	$—	0.00 years
The aggregate intrinsic value of options exercised in the years ended December 31, 2024 and 2023 and 2022 was $25,946, $31,144 and nil, respectively. There were nil options outstanding and exercisable as of December 31, 2024.
The aggregate fair value of the share-based awards vested during the years ended December 31, 2024, 2023, and 2022 were nil, $99, and $568, respectively.
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

The following table summarizes the ACM Shanghai 2023 Subsidiary Stock Option Plan’s stock option activities:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	—	$—	$—	0.00 years
Granted	10,648,500	9.49	7.06
Forfeited/cancelled	(73,000)	9.49	7.06
Outstanding at December 31, 2023	10,575,500	$9.49	$7.06	3.09 years
Granted	1,391,000	6.04	7.00
Forfeited/cancelled	(362,190)	9.08	7.00
Outstanding at December 31, 2024	11,604,310	$9.01	$7.00	2.48 years
Vested and exercisable at December 31, 2024	2,559,435	$8.50	$6.99	0.59 years

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

Year Ended December 31, 2024	Year Ended December 31, 2023

Fair value of common stock(1)	$4.93-$6.89	$14.87
Expected term in years(2)	1.5-4.5	1.5-4.5
Volatility(3)	45.92%-56.18%	60.00%-60.60%
Risk-free interest rate(4)	1.50%-2.75%	1.50%-2.75%
Expected dividend (5)	—%	—%

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

The aggregate intrinsic value of options exercised in the years ended December 31, 2024 and 2023 was $20,712 and nil, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2024 and 2023 was $62,244 and $81,981, respectively.
As of December 31, 2024, $40,490 of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 1.5 years. Total recognized compensation cost may be adjusted for future changes in estimated forfeitures.
The aggregate fair value of the share-based awards vested during the years ended December 31, 2024, 2023 and 2022 were $21,748, nil, and nil, respectively.
The following table summarizes the components of stock-based compensation expense included in the consolidated statements of comprehensive income (loss):

	Year Ended December 31,
	2024	2023	2022
Stock-Based Compensation Expense:
Cost of revenue	$2,385	$1,406	$520
Sales and marketing expense	10,552	5,684	1,877
Research and development expense	14,112	8,459	2,565
General and administrative expense	22,527	11,789	2,768
	$49,576	$27,338	$7,730

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense by type:
Employee stock option plan	$10,469	$6,213	$7,346
Non-employee stock option plan	30	46	46
2019 and 2023 Subsidiary stock option plans	39,077	21,079	338
	$49,576	$27,338	$7,730

NOTE 18 – INCOME TAXES
The following represent the U.S. and foreign components of income before income tax for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
U.S	$21,282	$10,420	$(3,456)
Foreign	145,018	105,796	70,818
Income before income taxes	$166,300	$116,216	$67,362
The following represent components of the income tax benefit (expense) for the years ended December 31, 2024, 2023 and 2022:
Provision

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$(483)	$(12,757)	$(479)
U.S. state	(2)	(150)	(18)
Total U.S. current tax benefit (expense)	(485)	(12,907)	(497)
Foreign	(29,120)	(19,696)	(11,139)
Total current tax expense	(29,605)	(32,603)	(11,636)
Deferred:
U.S. federal	(5,244)	7,316	(10,927)
U.S. state	(63)	63	8
Total U.S. deferred tax benefit (expense)	(5,307)	7,379	(10,919)
Foreign	(119)	5,860	5,757
Total deferred tax benefit	(5,426)	13,239	(5,162)
Total income tax expense	$(35,031)	$(19,364)	$(16,798)
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

Pursuant to the Corporate Income Tax Law of mainland China, all of the Company’s mainland China subsidiaries are liable to mainland China Corporate Income Taxes at a rate of 25%, except for ACM Shanghai and ACM Lingang. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, 2021 and 2024, effective until December 31, 2026.. In 2021, ACM Shanghai was certified as an eligible integrated circuit production enterprise and was entitled to a preferential income tax rate of 12.5% from January 1, 2020 to December 31, 2022. Certain entities which meet requirements according to the Policy of the Lingang New area in China (Shanghai) Pilot Free Trade Zone are entitled to a preferential income tax rate of 15%. ACM Lingang was certified for this in 2021, and this preferential income tax rate is valid from January 1, 2020 until December 31, 2024. The provision for mainland China corporate income tax for ACM Shanghai is calculated by applying the income tax rate of 15% for the years ended December 31, 2024 and December 31, 2023 and 12.5% for the year ended December 31, 2022.

Income tax expense for the years ended December 31, 2024, 2023 and 2022 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income as a result of the following:

	Year Ended December 31,
	2024	2023	2022
Effective tax rate reconciliation:
Income tax provision at statutory rate	21.00%	21.00%	21.00%
Stock compensation	(2.96)	(2.00)	(2.72)
Foreign rate differential	(3.27)	(10.47)	(9.43)
Other permanent difference	0.21	0.03	(0.26)
Foreign income taxed in US	3.74	7.39	19.86
Foreign research expense	(6.42)	(8.01)	(4.79)
Change in valuation allowance	8.78	8.72	1.28
Total income tax expense	21.08%	16.66%	24.94%
Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2024 and 2023 are presented below:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards (offshore)	$8,106	$11,499
Net operating loss carry forwards (U.S.) and credit	8,653	4,930
Deferred revenue (offshore)	6,428	2,277
Accruals (U.S.)	212	3,632
Reserves and other (offshore)	6,631	4,662
Stock-based compensation (U.S.)	2,974	2,455
Stock-based compensation (offshore)	10,325	4,393
Lease liability	1,157	1,252
Total gross deferred tax assets	44,486	35,100
Less: valuation allowance	(26,516)	(11,917)
Total deferred tax assets	17,970	23,183
Deferred tax liabilities:
Property and equipment	(1,190)	(1,325)
Equity investments and unrealized gain on short-term investments	(1,999)	(1,587)
Total deferred tax liabilities	(3,189)	(2,912)
Deferred tax assets, net	$14,781	$20,271
The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, a partial valuation allowance has been established against some net deferred tax assets as of December 31, 2024 and 2023, based on estimates of recoverability. In order to fully realize the deferred tax assets, the Company must generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

As of December 31, 2024 and 2023, the Company had valuation allowances, respectively, of $5,467 and $29 for U.S. federal purposes, $295 and $279 for U.S. state purposes and $20,209 and $11,585 for mainland China income tax purposes, and $515 and $14 for Korea income tax purposes.
As of December 31, 2024, the Company had operating loss carryforward amounts, or NOLs, of $2,030 for U.S. federal income tax purposes and $929 for U.S. state income tax purposes. As of December 31, 2023, the Company had NOLs, of $3,121 for U.S. federal income tax purposes and $593 for U.S. state income tax purposes. As of December 31, 2022, the Company had NOLs of $4,385 for U.S. federal income tax purposes and $545 for U.S. state income tax purposes.
As of December 31, 2024 and 2023, the Company had NOLs, respectively, $30,481 and $46,467 for mainland China income tax purposes and $2,339 and $64 for Korea income tax purposes. Such losses begin expiring in 2037, 2032, 2027 and 2037 for U.S. federal, U.S. state, mainland China, and Korea income tax purposes, respectively.
Under provisions of the U.S. Internal Revenue Code (the “IRC”), a limitation applies to the use of the U.S. net operating loss and credit carry-forwards that would be applicable if ACM experiences an “ownership change,” as defined in IRC Section 382. ACM conducted an analysis of its stock ownership under IRC Section 382 and $2,030 of the net operating loss carryforwards are subject to annual limitation as a result of the ownership change in 2017. The net operating loss carryforwards are not expected to expire before utilization.
Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$13,026	$8,448	$6,066
Increase of unrecognized tax benefits related to current year	2,308	4,379	2,623
Increase of unrecognized tax benefits taken in prior years	6,871	199	—
Reductions for tax positions related to prior years	(5,431)	—	(241)
Ending balance	$16,774	$13,026	$8,448

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
The Company had $16,774 and $13,026 of unrecognized tax benefits as of December 31, 2024 and 2023, respectively.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, respectively, the Company had $2,973 and $1,667 of accrued penalties related to uncertain tax positions, all of which was recognized in the Company’s consolidated statements of comprehensive income (loss) for the year then ended. The amount of the unrecognized tax benefit that, if recognized, would impact the effective tax rate was $16,638 as of December 31, 2024. There were no ongoing examinations by taxing authorities as of December 31, 2024 or 2023.

Prior to the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings, and repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes. As of December 31, 2024, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $238,605 of undistributed earnings of its foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

NOTE 19 – SEGMENT INFORMATION

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

	December 31,
	2024	2023
Long-lived assets by geography:
Mainland China include I.A	$287,888	$209,725
Korea	10,358	12,190
United States	8,973	1,276
Total	$307,219	$223,191
NOTE 20 – COMMITMENTS AND CONTINGENCIES
The Company leases offices and manufacturing locations under non-cancelable operating lease agreements. See note 11 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.
As of December 31, 2024, the Company had $6,391 of open commitments to construction contracts.
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

As of December 31, 2024 and December 31, 2023, the Company had incurred in total $156,205 and $116,932, respectively for its Lingang-related investments.
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
The Company’s management has evaluated all such proceedings and claims that existed as of December 31, 2024 and 2023. In the opinion of management, no provision for liability nor disclosure was required as of December 31, 2024 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

As of December 31, 2024, the Company had no outstanding legal proceedings.

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
For the presentation of the parent company only condensed financial information, the Company records its investments in subsidiaries under the equity method of accounting as prescribed in ASC 323, Investments—Equity Method and Joint Ventures. Such investments are presented on the condensed balance sheets as “Investment in consolidated subsidiaries and equity method investees” and the subsidiaries’ losses and gains as “Equity in earnings of consolidated subsidiaries and equity method investees” on the condensed statements of comprehensive income (loss). Certain information and footnote disclosures generally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The footnote disclosure contains supplemental information relating to the operations of ACM separately.
ACM Shanghai paid a dividend to ACM during the years ended December 31, 2024 and 2023 (Note 2).
Except for long-term obligations, or guarantees, and loan borrowed by ACM Inc. from China CITIC Bank (note 12), ACM does not have significant capital or other commitments, as of December 31, 2024 or 2023.
The following represents condensed unconsolidated financial information of ACM only as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022:
CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$54,764	$41,616
Accounts receivable	2	988
Due from intercompany	6,554	3,176
Other receivable	8,938	5,803
Prepaid expenses	479	385
Total current assets	70,737	51,968
Deferred tax assets	4,610	20,271
Property, plant and equipment, net	7,990	134
Investment in consolidated subsidiaries and equity method investees	844,507	733,382
Total assets	927,844	$805,755

Liabilities and Stockholders’ Equity
Loan borrowings	$13,882	$14,120
Accounts payable	391	524
Other payables	8,098	5,176
Income taxes payable	—	6,402
FIN-48 payable	848	12,149
Total liabilities	23,219	38,371
Total stockholders’ equity	904,625	767,384
Total liabilities and stockholder’s equity	$927,844	$805,755

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,576	$6,354	$569
Cost of revenue	(132)	(4,336)	—
Gross profit	2,444	2,018	569
Operating expenses:
Sales and marketing expenses	(6,909)	(4,715)	(3,193)
General and administrative expenses	(10,331)	(7,840)	(5,421)
Loss from operations	(14,796)	(10,537)	(8,045)
Equity in earnings of consolidated subsidiaries and equity method investees	87,916	73,707	32,145
Interest income, net	2,094	799	57
Interest expense, net	(560)	(66)	(7)
Other income, net	34,684	18,476	2,148
Income before income taxes	109,338	82,379	26,298
Income tax (expense) benefit	(5,711)	(5,030)	12,965
Net income	$103,627	$77,349	$39,263
Foreign currency translation adjustment, net of tax	(14,373)	(8,803)	(49,655)
Unrealized gain on available-for-sale investments, net of tax	350	—	—
Comprehensive income (loss) attributable to ACM Research, Inc.	$89,604	$68,546	$(10,392)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$15,285	$1,489	$(5,997)
Net cash used in investing activities	(7,889)	(149)	(1,000)
Net cash provided by financing activities	5,752	16,423	1,314
Net increase (decrease) in cash and cash equivalents	13,148	17,763	(5,683)
Cash and cash equivalents, beginning of year	41,616	23,853	29,536
Cash and cash equivalents, end of year	$54,764	$41,616	$23,853

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been tested by Ernst & Young Hua Ming LLP, our independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On December 11, 2024, Chenming Hu, a member of the Board of Directors of ACM Research, adopted a Rule 10b5-1 trading arrangement (the “Hu Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Hu Plan allows for the contemporaneous exercise of options and sale of up to 326,310 shares of Class A Common Stock, at specific market prices, commencing on March 17, 2025, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) December 11, 2026, or (iii) such date that the Hu Plan is otherwise terminated according to its terms, whichever comes first.

On November 29, 2024, David Wang, President, Chief Executive Officer and a member of the Board of Directors of ACM Research, adopted a Rule 10b5-1 trading arrangement (the “Wang Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Wang Plan allows for the contemporaneous exercise of options and sale of up to 600,002 shares of Class A Common Stock, at specific market prices, commencing on May 21, 2025, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) November 27, 2026, or (iii) such date that the Wang Plan is otherwise terminated according to its terms, whichever comes first.

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
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
Item 11.    Executive Compensation
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
Item14.     Principal Accounting Fees and Services
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements” of Part II above and “Exhibit Index” below.
(b)Exhibits.

Exhibit No.	Description
3.01(a)	Restated Certificate of Incorporation of ACM Research, Inc. (incorporated herein by reference to Exhibit 3.01 to the Current Report on Form 8-K filed on November 14, 2017)

3.01(b)	Certificate of Amendment to Restated Certificate of Incorporation of ACM Research, Inc., dated July 13, 2021 (incorporated herein by reference to Exhibit 3.01 to the Current Report filed on July 13, 2021)
3.02	Restated Bylaws of ACM Research, Inc. (incorporated herein by reference to Exhibit 3.02 to the Current Report on Form 8-K filed on November 14, 2017)
4.01	Intercompany Promissory Note dated March 30, 2018 issued by ACM Research (Shanghai), Inc. to ACM Research, Inc. (incorporated herein by reference to Exhibit 10.04 to the Quarterly Report on Form 10-Q filed on May 14, 2018)
4.02	Description of ACM Research, Inc.’s Securities
10.01(a)	Lease dated March 22, 2017 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.01 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.01(b)	Lease Amendment dated February 28, 2018 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.06 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)
10.01(c)	Lease Amendment dated February 4, 2019 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2019)
10.01(d)	Lease Amendment dated January 4, 2021 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.01(d) to the Annual Report on Form 10-K filed on March 1, 2022)
10.01(e)	Lease Amendment dated February 1, 2023 between ACM Research, Inc. and D&J Construction, Inc
10.02	Lease Agreement dated April 26, 2018 between ACM Research (Shanghai), Inc. and Shanghai Zhangjiang Group Co., Ltd. (incorporated herein by reference to Exhibit 10.01 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)
10.03	Lease Agreement dated January 18, 2018 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd. (incorporated herein by reference to Exhibit 10.05 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)
10.04	Signed Purchase and Sale Agreement and Receipt for Earnest Money, dated July 30, 2024, by and among ACM Research, Inc. and William R. O’Neill, Lynda E. O’Neill and Gordon A. Harris (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on August 7, 2024)
10.05	Securities Purchase Agreement dated March 23, 2017 between ACM Research, Inc. and Shanghai Science and Technology Venture Capital Co., Ltd., as amended (incorporated herein by reference to Exhibit 10.04 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)
10.06	Ordinary Share Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi (incorporated herein by reference to Exhibit 10.07 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)
10.08	Form of Capital Increase Agreement between ACM Research, Inc. and certain investors (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.08(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.12 hereto (incorporated herein by reference to Exhibit 10.01(a) to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.09	Form of Agreement between ACM Research, Inc. and certain Investors (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.09(a)	Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.13 hereto (incorporated herein by reference to Exhibit 10.02(a) to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.10	Partnership Agreement of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) dated September 5, 2019 by and among Infotech National Emerging Industry Venture Investment Guidance Fund (LP), Hefei Guozheng Asset Management Co, Ltd., Hefei Economic and Technological Development Zone Industrial Investment Guidance Fund Co., Ltd., ACM Research (Shanghai), Inc., Hefei Tongyi Equity Investment Partnership (LP), Shenzen Waitan Technology Development Co., Ltd., and Beijing Shixi Qingliu Investment Co., Ltd. (incorporated herein by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed on November 13, 2019)
10.11	2016 Omnibus Incentive Plan of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on December 8, 2017)

10.11(a)+	Form of Incentive Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(a) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.11(b)+	Form of Non-qualified Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(b) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.11(c)+	Form of Restricted Stock Unit Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(c) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.12+	Form of Nonstatutory Stock Option Agreement of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13+	1998 Stock Option Plan of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13(a)+	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12(a) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13(b)+	Form of Non-statutory Stock Option Agreement under 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12(b) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.14	Form of Indemnification Agreement entered into between ACM Research, Inc. and certain of its directors and officers (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.19‡†	Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) dated as of May 7, 2020 between ACM Research (Lingang), Inc. and China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on May 13, 2020)
10.20†	Commitment Letter Regarding the Lock-up of Shares, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on June 1, 2020)
10.21†	Commitment Letter Regarding Shareholding Intent and Intent to Reduce Shareholding, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.02 to the Current Report to Form 8-K filed on June 1, 2020)
10.22†	Commitment Letter Regarding the Plan and Binding Measures for Stabilizing the Stock Price of ACM Research (Shanghai), Inc. Within Three Years After Listing, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc., and certain individuals named therein (incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K filed on June 1, 2020)
10.23†	Commitment Letter Regarding Fraudulent Issuance of Listed Shares, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.04 to the Current Report on Form 8-K filed on June 1, 2020)
10.24‡†	Commitment Letter Regarding the Lack of False Records, Misleading Statements or Major Omissions in the Preliminary Information Document, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.05 to the Current Report on Form 8-K filed on June 1, 2020)
10.25†	Commitment Letter Regarding Making Up for Diluted Immediate Returns, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.06 to the Current Report on Form 8-K filed on June 1, 2020)
10.26‡†	Commitment Letter Regarding Unfulfilled Commitment on Binding Measures, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.07 to the Current Report on Form 8-K filed on June 1, 2020)
10.27†	Commitment Letter Regarding the Avoidance of Competition in the Same Industry, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.08 to the Current Report on Form 8-K filed on June 1, 2020)
10.28†	Commitment Letter Regarding the Standardization and Reduction of Related Transactions, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.09 to the Current Report on Form 8-K filed on June 1, 2020)
10.29†	Commitment Letter Regarding the Avoidance of Funds Occupation and Illegal Guarantee, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 1, 2020)

10.30‡†	Statement and Commitment Letter, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on June 1, 2020)
10.31†	Commitment Letter Regarding Property Lease Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on June 1, 2020)
10.32†	Commitment Letter Regarding Social Insurance and Housing Provident Fund Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on June 1, 2020)
10.33†	Commitment Letter Regarding Foreign Exchange Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 1, 2020)
10.34†	Confirmation and Commitment Letter Regarding the Historical Evolution Related Matters Regarding ACM Research (Shanghai), Inc., effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 1, 2020)
10.35†	Confirmation Letter, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 1, 2020)
10.38†*	Form of Shanghai Public Rental Housing Overall Pre-Sale Contract (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on February 25, 2021)
10.38(a)	Schedule identifying agreements substantially identical to the form of Shanghai Public Rental Housing Overall Pre-Sale Contract filed as Exhibit 10.43 hereto (incorporated herein by reference to Exhibit 10.01(a) to the Current Report on Form 8-K filed on February 25, 2021)
10.39†	Loan and Mortgage Contract dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and Shengwei Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on February 25, 2021)
10.40†	Irrevocable Letter of Guarantee dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K filed on February 25, 2021)
10.41‡†	Plant lease Contract dated as of February 1, 2021 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd. (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on May 7, 2021)
10.42	Unofficial English Translation of RMB Working Capital Loan Contract dated as of July 25, 2023, by and between ACM Research, Inc. and China CITIC Bank Co., Ltd. Shanghai Bank (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on July 31, 2023)
10.43	Lease Agreement dated March 6, 2023, by and between Hillsboro 229, LLC and ACM Research, Inc. (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on August 7, 2023)
16.01	Letter from Armanino LLP dated September 26, 2023 to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on September 26, 2023)
19	Insider Trading Policy reference in 2024 Proxy Statement
21.01	List of Subsidiaries of ACM Research, Inc.
23.01	Consent of Ernst & Young Hua Ming LLP
23.02	Consent of Armanino LLP
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01	ACM Research, Inc. Incentive-Based Compensation Recovery Policy
99.01	Submission under Item 9C(a) of Form 10-K

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 3, 2025.

ACM RESEARCH, INC.

By:	/s/ David H. Wang
David H. Wang
Chief Executive Officer and President
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated as of March 3, 2025:

Signature	Title

/s/ David H. Wang
David H. Wang	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Mark A. McKechnie
Mark A. McKechnie	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ Haiping Dun
Haiping Dun	Director

/s/ Chenming Hu
Chenming Hu	Director

/s/ Tracy Liu
Tracy Liu	Director