Form 10-Q
period 2025-03-31
ACM Research, Inc.
filed 2025-05-12
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	58,842,693 shares outstanding as of May 5, 2025
Class B Common Stock, $0.0001 par value	5,021,811 shares outstanding as of May 5, 2025

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

We conduct a substantial majority of our product development, manufacturing, support and services in mainland China through ACM Shanghai. We are not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. For a description of certain matters relating to our operations in mainland China, including our corporate structure, the movement of cash throughout our organization, certain audit and regulatory matters, and risks associated therewith, please see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, the disclosure at the forefront of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and the Risk Factors included therein, as referenced or updated by the disclosure included in “Part II. Item 1A—Risk Factors” in this report.
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
The information included under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” of Part I of this report contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc. ("Gartner") in "Forecast: Semiconductor Capital Spending, Wafer Fab Equipment and Capacity, Worldwide, 4Q24 Update, Bob Johnson et al., 26 December 2024." GARTNER is a registered trademark and service mark of Gartner, and/or its affiliates in the U.S. and internationally and is used herein with permission.The Gartner Content described herein ("Gartner Content"), represents research opinions or viewpoints published, as part of a syndicated subscription service, by Gartner, and are not representations of fact. Gartner Content speaks as of its original publication date (not as of the date of this report) and the opinions expressed in the Gartner Content are subject to change without notice. While we are not aware of any misstatements in the Gartner Content, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.
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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (note 2)	$457,240	$407,445
Restricted cash	10,586	3,865
Short-term time deposits (note 2)	17,202	17,277
Short-term investments (note 14)	18,319	19,373
Accounts receivable, net (note 4)	387,849	387,045
Other receivables	35,050	41,859
Inventories, net (note 5)	609,567	597,984
Advances to related party (note 15)	1,384	1,024
Prepaid expenses and other current assets	10,677	7,507
Total current assets	1,547,874	1,483,379
Property, plant and equipment, net (note 6)	277,065	269,272
Operating lease right-of-use assets, net (note 10)	17,747	14,038
Intangible assets, net	2,997	3,461
Long-term time deposits (note 2)	13,393	13,275
Deferred tax assets (note 18)	16,457	14,781
Long-term investments (note 13)	54,814	37,063
Other long-term assets (note 7)	3,421	20,452
Total assets	$1,933,768	$1,855,721

Liabilities and Equity
Current liabilities:
Short-term borrowings (note 8)	24,951	32,814
Current portion of long-term borrowings (note 11)	67,935	44,472
Related party accounts payable (note 15)	19,285	16,133
Accounts payable	116,441	139,294
Advances from customers	241,456	243,949
Deferred revenue	10,781	8,537
Income taxes payable (note 18)	6,168	12,779
FIN-48 payable (note 18)	19,483	19,466
Other payables and accrued expenses (note 9)	118,814	121,657
Current portion of operating lease liabilities (note 10)	3,564	2,132
Total current liabilities	628,878	641,233
Long-term borrowings (note 11)	134,540	105,525
Long-term operating lease liabilities (note 10)	6,149	3,840
Other long-term liabilities (note 12)	8,848	9,217
Total liabilities	778,415	759,815
Commitments and contingencies (note 19)
Equity:
Stockholders’ equity:
Class A Common stock (note 16)	6	6
Class B Common stock (note 16)	1	1
Additional paid-in capital	700,191	677,476
Retained earnings	280,380	260,000
Statutory surplus reserve (note 21)	30,514	30,514
Accumulated other comprehensive loss	(61,946)	(63,372)
Total ACM Research, Inc. stockholders’ equity	949,146	904,625
Non-controlling interests	206,207	191,281
Total equity	1,155,353	1,095,906
Total liabilities and equity	$1,933,768	$1,855,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue (note 3)	$172,347	$152,191
Cost of revenue, including cost of revenue from related parties of $9,399 for the three ended March 31, 2025 and $7,230 for the three months ended March 31, 2024 respectively (note 15)	89,797	73,070
Gross profit	82,550	79,121
Operating expenses:
Sales and marketing	16,343	14,173
Research and development	27,503	23,918
General and administrative	12,927	15,798
Total operating expenses	56,773	53,889
Income from operations	25,777	25,232
Interest income	3,339	1,774
Interest expense	(1,558)	(783)
Realized gain from sale of short-term investments (note 14)	—	273
Unrealized loss on short-term investments (note 14)	(1,082)	(2,595)
Other (expense) income, net	(262)	3,080
Income (loss) from equity method investments	952	(520)
Income before income taxes	27,166	26,461
Income tax expense (note 18)	(2,153)	(4,369)
Net income	25,013	22,092
Less: Net income attributable to non-controlling interests	4,633	4,659
Net income attributable to ACM Research, Inc.	$20,380	$17,433

Comprehensive income:
Net income	25,013	22,092
Foreign currency translation adjustment, net of tax of nil	1,750	(6,829)
Comprehensive income	26,763	15,263
Less: Comprehensive income attributable to non-controlling interests	4,957	3,406
Comprehensive income attributable to ACM Research, Inc.	$21,806	$11,857

Net income attributable to ACM Research, Inc. per share of common stock (note 2):
Basic	$0.32	$0.28
Diluted	$0.30	$0.26

Weighted average shares of common stock outstanding used in computing per share amounts (note 2):
Basic	63,267,834	61,367,184
Diluted	66,952,774	66,242,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2025 and 2024
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2023	56,036,172	$6	5,021,811	$1	$629,845	$156,827	$30,060	$(49,349)	$158,772	$926,162
Net income	-	-	-	-	-	17,433	-	-	4,659	22,092
Foreign currency translation adjustment	-	-	-	-	-	-	-	(5,576)	(1,253)	(6,829)
Exercise of stock options	950,605	-	-	-	4,799	-	-	-	-	4,799
Stock-based compensation	-	-	-	-	12,156	-	-	-	2,413	14,569
Balance at March 31, 2024	56,986,777	$6	5,021,811	$1	$646,800	$174,260	$30,060	$(54,925)	$164,591	$960,793

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2024	57,938,885	6	5,021,811	1	677,476	260,000	30,514	(63,372)	191,281	1,095,906
Net income	-	-	-	-	-	20,380	-	-	4,633	25,013
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,426	324	1,750
Exercise of stock options	894,040	-	-	-	14,413	-	-	-	8,316	22,729
Stock-based compensation	-	-	-	-	8,302	-	-	-	1,515	9,817
Capital contribution by non-controlling shareholder	-	-	-	-	-	-	-	-	138	138
Balance at March 31, 2025	58,832,925	$6	5,021,811	$1	$700,191	$280,380	$30,514	$(61,946)	$206,207	$1,155,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$25,013	$22,092
Adjustments to reconcile net income from operations to net cash used in operating activities
Non-cash operating lease cost	1,086	973
Depreciation and amortization	3,017	2,518
Realized gain on short-term investments	—	(273)
(Income) loss from equity method investments	(952)	520
Unrealized loss on short-term investments	1,082	2,595
Inventory provision	4,523	1,025
(Reversal) provision for credit losses	(9)	1,171
Deferred income taxes	(1,661)	(1,129)
Stock-based compensation	9,817	14,569
Others	1,039	—
Net changes in operating assets and liabilities:
Accounts receivable	190	(15,286)
Other receivables	7,126	(11,580)
Inventories	(15,108)	(38,574)
Advances to related party (note 15)	(360)	1,094
Prepaid expenses and other current assets	(3,136)	(141)
Related party accounts payable (note 15)	3,152	4,836
Accounts payable	(23,372)	(5,553)
Advances from customers	(2,804)	2,182
Deferred revenue	2,243	4,892
Income taxes payable	(6,630)	5,009
FIN-48 payable	17	(19)
Other payables and accrued expenses	2,431	807
Operating lease liabilities	(1,053)	(973)
Other long-term liabilities	(369)	(404)
Net cash provided by (used in) operating activities	5,282	(9,649)

Cash flows from investing activities:
Purchase of property and equipment	$(16,726)	(25,419)
Purchase of intangible assets	(375)	(668)
Purchase of short-term investments (note 14)	—	(1,409)
Purchase of time deposits	(10,000)	(45,270)
Proceeds from redemption and maturity of time deposits	10,261	90,445
Dividends from unconsolidated affiliates	—	600
Purchase of long-term investments (note 13)	—	(5,988)
Net cash (used in) provided by investing activities	(16,840)	12,291
Cash flows from financing activities:
Proceeds from short-term borrowings	17,056	23,530
Repayments of short-term borrowings	(24,961)	(287)
Proceeds from long-term borrowings	52,701	—
Repayments of long-term borrowings	(455)	(1,193)
Capital contribution by non-controlling shareholder	138	—
Proceeds from exercise of stock options	22,729	4,799
Net cash provided by financing activities	67,208	26,849

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$866	$(551)
Net increase in cash, cash equivalents and restricted cash	56,516	$28,940
Cash, cash equivalents and restricted cash at beginning of period	411,310	183,173
Cash, cash equivalents and restricted cash at end of period	$467,826	$212,113

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,558	$783
Cash paid for income taxes	10,801	—
Reconciliation of cash, cash equivalents and restricted cash in consolidated statements of cash flows:
Cash and cash equivalents	$457,240	$211,305
Restricted cash	10,586	808
Cash, cash equivalents and restricted cash	$467,826	$212,113

Non-cash financing activities:
Cashless exercise of stock options	$160	$140
Non-cash investing activities:
Transfer of prepayment for property to property, plant and equipment	$9	$5,320
Proceeds from sale of short-term investments included in other receivables	$—	$3,167
Transfer from other non-current assets to long-term investment	$16,737	$—
Purchase property, plant and equipment through other payable	$23,430	$33,591

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
The Company has direct or indirect interests in the following subsidiaries:

			Effective interest held as at
Name of subsidiaries	Place and date of incorporation	Principal Activities	March 31, 2025	December 31, 2024
ACM Research (Shanghai), Inc. ("ACM Shanghai")	Mainland China, May 2005	Principal operating subsidiary	81.1%	81.5%
ACM Research (Wuxi), Inc. ("ACM Wuxi")	Mainland China, July 2011	Sales and services	81.1%	81.5%
CleanChip Technologies Limited ("CleanChip")	Hong Kong, June 2017	Trading partner between ACM Shanghai and its customers	81.1%	81.5%
ACM Research Korea CO., LTD.	Korea, December 2017	Sales, marketing, R&D, production	81.1%	81.5%
ACM Research ( Lingang), Inc. ("ACM Lingang") (1)	Mainland China, March 2019	Management of production activities	81.1%	81.5%
ACM Research (CA), Inc. ("ACM California")	USA, April 2019	Procurement for ACM Shanghai	81.1%	81.5%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	Administrative function (inactive)	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd. ("ACM Singapore")	Singapore, August 2021	Sales, marketing, business development	100.0%	100.0%
ACM Research (Beijing), Inc. ("ACM Beijing")	Mainland China, February 2022	Sales, marketing, business development	81.1%	81.5%
Hanguk ACM CO., LTD	Korea, March 2022	Sales, services, business development	81.1%	81.5%
ACM Research (Chengdu), Inc. ("ACM Chengdu")	Mainland China, December 2024	Sales and services	81.1%	81.5%
Shengyi Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, December 2024	Business development	68.9%	69.3%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	Business development	81.1%	81.5%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	58.7%	59.0%

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
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2024 included in ACM’s Annual Report on Form 10-K.
The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future period.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for revenue recognition and deferred revenue, the valuation and recognition of fair value of certain long-term investments, stock-based compensation arrangements, realization of deferred tax assets, uncertain tax position, assessment for impairment of long-lived assets and long-term investments, allowance for credit losses, inventory valuation, useful lives of property, plant and equipment, and useful lives of intangible assets.
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
The following table presents cash and cash equivalents, according to jurisdiction as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
United States	$84,723	$56,308
Mainland China	65,356	94,701
China Hong Kong	305,582	255,853
Korea	1,512	516
Singapore	67	67
Total	$457,240	$407,445

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The amounts in mainland China do not include short-term and long-term time deposits which in aggregate totaled $30,595 and $30,552 at March 31, 2025 and December 31, 2024, respectively.
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

ACM California periodically procures goods and services on behalf of ACM Shanghai and ACM Lingang. For these transactions, ACM Shanghai and ACM Lingang make cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the three months ended March 31, 2025 and 2024, cash payments from ACM Shanghai and ACM Lingang to ACM California for the procurement of goods and services was $2,674 and $4,648, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.

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

For the three months ended March 31, 2025 and 2024, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
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
For the three months ended March 31, 2025 and 2024, interest income related to time deposits was $284 and $624, respectively.
Restricted Cash
As of March 31, 2025, all of the Group’s restricted cash was held by financial institutions located in mainland China, Hong Kong and Korea, and mainly represents cash secured to guarantee delivery of tools.
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

Assets and liabilities measured at fair value on a recurring basis:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2025:
Assets
Cash and cash equivalents	$76,510	$—	$—	$76,510
Short-term investments	18,319	—	—	18,319
Available-for-sale debt securities	—	—	5,375	5,375
	$94,829	$—	$5,375	$100,204

As of December 31, 2024:
Assets
Cash and cash equivalents	$50,967	$—	$—	$50,967
Short-term investments	19,373	—	—	19,373
Available-for-sale debt securities	—	—	5,366	5,366
	$70,340	$—	$5,366	$75,706

The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2025, and the Company did not recognize any unrealized gains (upward adjustments) or unrealized losses (downward adjustments) resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer for its long-term investments accounted for using measurement alternatives during the three and three months ended March 31, 2025 and 2024.

Refer to Note 11 for fair value information related to the Company’s outstanding long-term borrowings as of March 31, 2025 and December 31, 2024.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock are calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$25,013	$22,092
Less: Net income attributable to non-controlling interests	4,633	4,659
Net income available to common stockholders, basic	$20,380	$17,433
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	312	354
Net income available to common stockholders, diluted	$20,068	$17,079

Weighted average shares outstanding, basic	63,267,834	61,367,184
Effect of dilutive securities	3,684,940	4,875,137
Weighted average shares outstanding, diluted	66,952,774	66,242,321

Net income per share of common stock:
Basic	$0.32	$0.28
Diluted	$0.30	$0.26

Basic and diluted net income per share of common stock is presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per share of common stock is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM Research did not have any participating securities outstanding during the three months ended March 31, 2025 and 2024.
ACM Research has been authorized to issue Class A and Class B common stock since redomesticating in Delaware in November 2016. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM Research did not declare cash dividends during the three months ended March 31, 2025 or 2024, the net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of comprehensive income and in the above computation of net income per share of common stock.

Diluted net income per share of common stock reflects the potential dilution from securities, such as stock options that could share in ACM Research’s earnings. Certain potential dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were 1,298,408 and 728,575 stock options for the three months ended March 31, 2025 and 2024, respectively.
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
•Revenue concentration. For the three months ended March 31, 2025 and 2024, four customers accounted for 53.6% and two customers accounted for 55.9% of revenue, respectively.
•Accounts receivable concentration. As of March 31, 2025 and December 31, 2024, four customers accounted for 52.4% and four customers accounted for 57.1%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.
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
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following tables present disaggregated revenue information:

	Three Months Ended March 31,
	2025	2024
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$129,569	$109,470
ECP (front-end and packaging), Furnace and Other Technologies	27,630	25,800
Advanced Packaging (excluding ECP), Services & Spares	15,148	16,921
	$172,347	$152,191

	Three Months Ended March 31,
	2025	2024
Mainland China	$169,053	$152,135
Other regions	3,294	56
	$172,347	$152,191
Below are the accounts receivable and contract liabilities balances as of:

	March 31, 2025	December 31, 2024
Accounts receivable	$387,849	$387,045
Advances from customers	241,456	243,949
Deferred revenue	$10,781	$8,537

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Below are revenues recognized from amounts included in contract liabilities at the beginning of the year.

	Three Months Ended March 31,
	2025	2024
Revenue recognized from amounts included in contract liabilities at the beginning of the periods	$62,119	$29,188
NOTE 4 – ACCOUNTS RECEIVABLE, NET

At March 31, 2025 and December 31, 2024, accounts receivable consisted of the following:

	March 31, 2025	December 31, 2024
Accounts receivable	$406,187	$405,392
Less: Allowance for credit losses	(18,338)	(18,347)
Total accounts receivable, net	$387,849	$387,045
The movement of the allowance for credit losses for the three months ended March 31, 2025 is as follows:

March 31, 2025
Allowance for credit losses, before tax, at beginning of the year	$(18,347)
Reversal of credit losses	9
Allowance for credit losses, before tax, at the end of the period	$(18,338)

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
NOTE 5 – INVENTORIES, NET

At March 31, 2025 and December 31, 2024, inventories consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$239,900	$224,086
Work-in-process	70,885	80,767
Finished goods	298,782	293,131
Total inventories, net	$609,567	$597,984

At March 31, 2025 and December 31, 2024, the value of finished goods inventory of which were first-tools at customer physical locations for which customers were contractually obligated to take ownership upon acceptance totaled $195,107 and $206,018, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
During the three months ended March 31, 2025 and 2024, provision for inventory of $4,523 and $1,025 were recognized in cost of revenue, respectively.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At March 31, 2025 and December 31, 2024, property, plant and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Buildings and plants	$139,504	$139,311
Land	2,099	2,099
Manufacturing equipment	37,017	37,038
Office equipment	6,131	5,815
Transportation equipment	402	396
Leasehold improvement	11,844	11,579
Total cost	196,997	196,238
Less: Total accumulated depreciation and amortization	(27,402)	(24,882)
Construction in progress	107,470	97,916
Total property, plant and equipment, net	$277,065	$269,272

Depreciation expense for the three months ended March 31, 2025 and 2024 was $2,385 and $2,475, respectively.

At March 31, 2025, land, buildings and plants comprised of $34,790 for the Lingang housing property, $49,764 for the Lingang development and production center, $49,292 for ACM Shanghai's corporate headquarters, and $7,757 for ACM's Oregon facilities, as compared to $34,740, $49,693, $49,221, and $7,757, respectively, at December 31, 2024. The Lingang housing property is pledged as security for loans from China Merchants Bank (Note 11).

Construction in progress primarily reflects costs incurred for certain facilities related to the construction of ACM Shanghai’s Lingang development and production center.

NOTE 7 – OTHER LONG-TERM ASSETS

At March 31, 2025 and December 31, 2024, other long-term assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepayments for property, plant and equipment	$218	$32
Lease deposits	994	950
Security deposit for land use right	—	686
Prepayment for investment in Ninebell (Note 13)	—	16,737
Others	2,209	2,047
Total other long-term assets	$3,421	$20,452

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 8 – SHORT-TERM BORROWINGS

At March 31, 2025 and December 31, 2024, short-term borrowings consisted of the following:

	March 31, 2025	December 31, 2024
Line of credit up to RMB 200,000 from China Merchants Bank,
1) due on March 12, 2026 with an annual interest rate of 2.28%.	13,939	-
2) due on August 27, 2025 with an annual interest rate of 2.60%.	1,324	1,322
3) due on September 12, 2025 with an annual interest rate of 2.60%.	1,324	1,322
4) due on March 12, 2026 with an annual interest rate of 2.28%..	1,394	-
5) due on March 12, 2026 with an annual interest rate of 2.28%.	1,394	-
6) due on February 27, 2025 with an annual interest rate of 2.60%.	-	1,322
7 due on February 28, 2025 with an annual interest rate of 2.60%.	-	1,322
8) due on March 1, 2025 with an annual interest rate of 2.60%.	-	1,322
9) due on March 5, 2025 with an annual interest rate of 2.60%.	-	1,322
10) due on March 8, 2025 with an annual interest rate of 2.60%.	-	1,253
Line of credit up to RMB 40,000 from Bank of China,
1) due on March 20, 2025 with an annual interest rate of 2.75%.	-	16,706
2) due on September 23, 2025 with an annual interest rate of 2.50%.	5,576	5,569
Line of credit up to KRW 2,000,000 from Industrial Bank of Korea,
1) due on December 16, 2025 with an annual interest rate of 4.43%.	-	1,354
Total	$24,951	$32,814
For the three months ended March 31, 2025 and 2024, interest expense related to short-term borrowings amounted to $193 and $213, respectively.
NOTE 9 – OTHER PAYABLES AND ACCRUED EXPENSES

At March 31, 2025 and December 31, 2024, other payables and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accrued commissions	$21,594	$20,180
Accrued warranty	13,242	12,710
Accrued payroll	25,378	21,677
Accrued professional fees	784	896
Accrued machine testing fees	1,113	1,082
Accrued machine sales fees	9,402	8,840
Accrued Lingang construction fees	22,922	28,103
Individual income tax payable	11,993	11,975
Payments for investments	4,736	4,729
Others	7,650	11,465
Total	$118,814	$121,657
Warranties

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
Changes in the Company’s accrued warranty were as follows:

	March 31,	March 31,
	2025	2024
Balance at beginning of period	12,710	9,834
Additions	2,534	2,306
Utilized	(2,002)	(801)
Balance at end of period	$13,242	$11,339
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
The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,086	$973
Short-term lease cost	546	321
Total lease cost	$1,632	$1,294
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2025	2024
Operating cash outflow from operating leases	$1,086	$973
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$4,376	$80

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
As of March 31, 2025, maturities of outstanding lease liabilities for all operating leases were as follows:

Year ending December 31
Remainder of 2025	3,045
2026	3,311
2027	3,184
2028	525
2029 and thereafter	594
Total lease payments	$10,659
Less: Interest	(946)
Present value of lease liabilities	$9,713
The weighted average remaining lease terms and discount rates for all operating leases, excluding land-use rights, were as follows:

	March 31, 2025	December 31, 2024
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.11	3.57
Weighted average discount rate	3.16%	3.58%
NOTE 11 – LONG-TERM BORROWINGS

At March 31, 2025 and December 31, 2024, long-term borrowings consisted of the following:

`	March 31,	December 31,
	2025	2024
Loan from China Merchants Bank	$14,052	$11,475
Loan from Agricultural Bank of China	13,040	13,020
Loans from Bank of China	29,249	28,258
Loan from Bank of Shanghai	13,941	13,920
Loans from China CITIC Bank	55,662	27,775
Loan from China Everbright Bank	55,622	55,549
Loan from Industrial and Commercial Bank of China	20,909	—
Less: Current portion	(67,935)	(44,472)
Total	$134,540	$105,525

In January 2025, the Company entered into a long-term loan facility, amounted $27,860 from China CITIC Bank, of which we drew down the full amount. The loan carries interest at 50 basis points above the one-year People’s Bank of China ("PBOC") benchmark rate, resulting in an effective rate of 3.6% for the three months ended March 31, 2025. Principal repayment shall be made in 6 installments, with final maturity in January 2028.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
In August 2024, ACM Shanghai entered into a long-term loan facility, amounted $139,300, from China Merchants Bank for project expenditures. In January 2025, ACM Shanghai drew down $2,996 under this facility. The loan carries interest at 65 basis points below the five-year PBOC benchmark rate, resulting in an effective rate of 3.0%, for the three months ended March 31, 2025, and will be fully repaid in August 2034. Certain covenants for the facility require ACM Shanghai to either repay 50% of the outstanding principal within two months, or repay the loan in accordance with revised payment schedule, if ACM Shanghai does not complete, within three years after then initial drawdown, or before January 2028, a Private Offering with more than RMB 900,000 of proceeds.

In November 2024, the Company entered into a long-term loan facility, amounted $41,790 from Industrial and Commercial Bank of China for the purpose of funding ACM Shanghai's working capital. In February 2025, the Company drew down $20,909 under this facility. The loan carries interest at 75 basis points below the one-year PBOC benchmark rate, resulting in an effective rate of 2.4% for the three months ended March 31, 2025. Principal repayment shall be made in 6 installments, with final maturity in November 2027.

In November 2024, the Company entered into a long-term loan facility, amounted $139,300 from Bank of China for ACM Shanghai project expenditures. In February 2025, the Company drew down $950 under this facility. The loan carries interest at 90 basis points below the five-year PBOC benchmark rate, resulting in an effective rate of 2.7% for the three months ended March 31, 2025. Principal repayment shall be made in 12 installments, with final maturity in June 2034. Certain covenants for the facility require ACM Shanghai’s year-end outstanding interest-bearing not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.

As of March 31, 2025 and December 31, 2024, the total carrying amount of long-term loans was $202,475 and $149,997, compared with an estimated fair value of $189,779 and $141,264, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement).
Scheduled principal payments for the outstanding long-term loan, including the current portion, as of March 31, 2025 are as follows:

Year ending December 31
Remainder of 2025	44,211
2026	33,806
2027	79,275
2028	35,352
2029 and thereafter	9,831
$202,475

For the three months ended March 31, 2025 and 2024, interest expense related to long-term borrowings was $1,365 and $570, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 12 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities represent government subsidies received from mainland China governmental authorities for development and commercialization of certain technology but not yet recognized. At March 31, 2025 and December 31, 2024, other long-term liabilities consisted of the following unearned government subsidies:

	March 31, 2025	December 31, 2024
Subsidies commenced in 2020 and prior	$641	$699
Subsidies to Lingang R&D development, commenced in 2021	7,114	7,350
Other	1,093	1,168
Total	$8,848	$9,217
NOTE 13 – LONG-TERM INVESTMENTS
On April 22, 2024, ACM Shanghai entered into an investment agreement with Ninebell Co., Ltd. (“Ninebell”) to invest $16,737 which represented 20% of Ninebell’s total equity interest. In the three months ended December 31, 2024, ACM Shanghai paid the consideration of $16,737 to Ninebell, which was recorded in other long-term assets in the consolidated

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
balance sheet as of December 31, 2024. The share certificate was issued on January 1, 2025. After the share purchase transaction closed on January 1, 2025, the Company owned 36.2% of Ninebell.

	Initial investment dates	Investment entity	Percent ownership by ACM and subsidiaries	Investment purchase price
Equity investee
Ninebell Co., Ltd. ("Ninebell")	September 2017	ACM	20.0%	$1,200
Ninebell Co., Ltd. ("Ninebell")	January 2025	ACM Shanghai	20.0%	$16,737
Wooil Flucon Co. ("Wooil")	August 2022	ACM Singapore	20.0%	$1,000
Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital FundPartnership (LP) (“Hefei Shixi”)	September 2019	ACM Shanghai	10.0%	RMB 30,000 ($4,200)
Shengyi Semiconductor Technology Co., Ltd. ("Shengyi")	June 2019	ACM Shanghai	14.0%	$109
Company D	February 2024	ACM Shanghai	14.3%	RMB 30,000 ($4,230)
Investments accounted for using measurement alternative:
Shengyi	September 2023	ACM Shanghai	1.0%	RMB 6,100 ($900)
Company A	September 2023	ACM Shanghai	4.4%	RMB 30,000 ($4,230)
Company B	November 2023	ACM Shanghai	1.2%	RMB 6,600 ($930)
Company C	February 2024	ACM Shanghai	5.0%	RMB 12,500 ($1,760)
Company E	April 2024	ACM Shanghai	0.6%	RMB 10,000 ($1,430)
Company F	December 2024	ACM Shanghai	16.7%	RMB 10,000 ($1,391)
Available for sale debt securities:
Company G	December 2024	ACM Shanghai	2.9%	RMB 30,000 ($4,173)

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

Equity investee:	March 31, 2025	December 31, 2024
Ninebell	$25,137	$7,862
Wooil	936	936
Shengyi	3,210	2,775
Hefei Shixi	4,809	4,798
Company D	4,179	4,173
Subtotal	38,271	20,544
Investments accounted for using measurement alternative:
Shengyi	846	845
Company A	4,179	4,173
Company B	919	918
Company C	1,741	1,739
Company E	1,393	1,391
Company F	1,393	1,391
Other	697	696
Subtotal measurement alternative	11,168	11,153
Available for sale debt securities
Company G	4,179	4,173
Other	1,196	1,193
Total	$54,814	$37,063

For the three months ended March 31, 2025 and 2024, the Company’s share of equity investees’ net income (loss) was $952 and $(520), respectively. For the three months ended March 31, 2025 and 2024, the Company received $0 and $600 dividends from equity investee.
NOTE 14 – SHORT-TERM INVESTMENTS
At March 31, 2025 and December 31, 2024, the components of short-term investments were as follows:

	March 31, 2025	December 31, 2024
Short-term investments listed in Shanghai Stock Exchange
Cost	$17,756	$17,731
Market value	18,319	19,373
For the three months ended March 31, 2025 and 2024, the net gains (losses) recognized on equity securities were as follows:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended March 31,
	2025	2024
Unrealized losses recognized during the reporting period on short-term investments still held at March 31	$(1,082)	$(2,595)
Net gains realized on short-term investments sold during the period	$—	$273
Total losses recognized at March 31 on short-term investments	$(1,082)	$(2,322)
For the three months ended March 31, 2025 and 2024 the Company received $0 proceeds from the sale of short-term investments.
NOTE 15 – RELATED PARTY BALANCES AND TRANSACTIONS
Ninebell
Ninebell is an equity investee of ACM and ACM Shanghai (note 13) and is the Company’s principal supplier of robotic delivery system subassemblies used in single-wafer cleaning equipment. The Company purchases equipment from Ninebell for production in the ordinary course of business. The Company pays for a portion of the equipment in advance and is obligated for the remaining amounts upon receipt of the product.
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
All related party outstanding balances are short-term in nature and are expected to be settled in cash.
The following tables reflect related party transactions in our condensed consolidated financial statements:

Advances to related party	March 31, 2025	December 31, 2024
Ninebell	$277	$1,024
Shengyi	1,107	—
Total	$1,384	$1,024

Accounts payable	March 31, 2025	December 31, 2024
Ninebell	$12,782	$10,830
Shengyi	6,503	5,303
Total	$19,285	$16,133

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended March 31,
Purchase of materials	2025	2024
Ninebell	$8,812	$14,152
Shengyi	1,904	992
Total	$10,716	$15,144

	Three Months Ended March 31,
Service fee charged by	2025	2024
Shengyi	$273	$73
NOTE 16 – COMMON STOCK
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
During the three months ended March 31, 2025, ACM issued 894,040 shares of Class A common stock upon option exercises by employees. During the three months ended March 31, 2024, ACM issued 950,605 shares of Class A common stock upon option exercises by employees and non-employees.
At March 31, 2025 and December 31, 2024, the number of shares of Class A common stock issued and outstanding was 58,832,925 and 57,938,885, respectively.
At March 31, 2025 and December 31, 2024, the number of shares of Class B common stock issued and outstanding was 5,021,811 and 5,021,811, respectively.
NOTE 17 – STOCK-BASED COMPENSATION

During the three months ended March 31, 2025, the Company issued option grants for 32,000 shares to employees and board members under 2016 Omnibus Incentive Plan. The share-based awards are accounted for as equity awards, are only subject to service vesting conditions, and vest over a period of 4 years for employees and 0.25 year for board members. The Company did not grant any non-employee stock options during the three months ended March 31, 2025.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Fair value of share of common stock(1)	$26.46-$29.18	$31.92
Expected term in years(2)	5.50-6.25	6.25
Volatility(3)	83.14%-83.28%	85.48%
Risk-free interest rate(4)	4.18%-4.20%	4.23%
Expected dividend(5)	—%	—%
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
(5)Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its Class A common stock.
The following table summarizes the components of stock-based compensation expense included in the condensed consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2025	2024
Stock-Based Compensation Expense:
Cost of revenue	$529	$781
Sales and marketing expense	2,157	3,027
Research and development expense	2,775	4,503
General and administrative expense	4,356	6,258
	$9,817	$14,569

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense by type:
Employee stock purchase plan	$2,906	$2,353
Non-employee stock purchase plan	—	9
2019 and 2023 Subsidiary option grants	6,911	12,207
	$9,817	$14,569
NOTE 18 – INCOME TAXES
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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences, including stock based compensation, deemed dividend income under Subchapter F of the U.S. Internal Revenue Code of 1986, as amended (Subpart F), and global intangible low-taxed income (GILTI) inclusions, and R&D super deduction. As a result, the Company recorded income tax expense of $2,153 and $4,369 during the three months ended March 31, 2025 and 2024, respectively. The decrease in the Company's effective income tax rate for the three months ended March 31, 2025 compared to the same period of the prior year was primarily due to a decrease in certain discrete tax benefits.

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

The Company had total unrecognized tax benefits of $16,774 as of March 31, 2025 and December 31, 2024. If recognized, the net impact to effective rate would be $16,638. The Company did not expect any reversal of unrecognized tax benefits in the next 12 months. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. For the three months ended March 31, 2025 and 2024, $404 and $339 of interest and penalties was recognized, respectively.

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

Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 25% for mainland China income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-U.S. research expenses. Our four mainland China subsidiaries, ACM Shanghai, ACM Wuxi, ACM Beijing, and ACM Lingang, are liable for mainland China corporate income taxes at the rates of 15%, 25%, 25% and 25%, respectively. Pursuant to the Corporate Income Tax Law of mainland China, our mainland China subsidiaries generally would be liable for mainland China corporate income taxes at a

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, 2021, and 2024 effective until December 31, 2026.
Income tax expense was as follows:

	Three Months Ended March 31,
	2025	2024
Total income tax expense	$(2,153)	$(4,369)
NOTE 19 – COMMITMENTS AND CONTINGENCIES
The Company leases offices under non-cancelable operating lease agreements. See Note 10 for future minimum lease payments under non-cancelable operating lease agreements with initial terms of one year or more.
As of March 31, 2025, the Company had $6,510 of open capital commitments to construction contracts.
Covenants in ACM Lingang’s Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Lingang pay liquidated damages in the event that within 6 years after the land use right is obtained, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to mainland China at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.
In the normal course of business, the Company is subject to contingencies, including legal proceedings, investigations, and environmental claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. Some of these contingencies involve claims that are subject to substantial uncertainties and un-estimable damages.
The Company’s management has evaluated all such proceedings and claims that existed as of March 31, 2025 and December 31, 2024. In the opinion of management, no provision for liability nor disclosure was required as of March 31, 2025 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
As of March 31, 2025, the Company had no outstanding legal proceedings.
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

The CODM assesses financial performance for the Company and decides how to allocate resources based on consolidated revenue, gross margin and income from operations. The CODM considers forecasts and actual results on a regular basis when assessing the operating results and making resource decisions. The allocation decisions include top down targets for research and development, sales and marketing, and general and administration expenses, and also for specific budgets for

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
research and development on new product initiatives, or sales and marketing to targeted at specific customer or geographic regions.

Significant expenses within income from operations, as well as within net income, include consolidated cost of revenue, sales and marketing, research and development, and general and administrative, and which are each separately presented on the Condensed Consolidated Statements of Comprehensive Income. Other segment items within net income include interest income, interest expense, income (loss) from equity method investments and other expense (income), net, which are each separately presented on the Condensed Consolidated Statements of Comprehensive Income.

For geographical reporting, revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment, land use right, and right-of-use assets and are attributed to the geographic location in which they are located.

Long-lived assets by geographic region as of the periods ended were as follows:

	March 31, 2025	December 31, 2024
Long-lived assets by geography:
Mainland China	$283,394	$287,888
Korea	8,903	10,358
United States	8,933	8,973
Total	$301,230	$307,219
NOTE 21 – STATUTORY SURPLUS RESERVE
In accordance with mainland China’s Foreign Enterprise Law, ACM Shanghai, ACM Lingang, and ACM Wuxi are required to make appropriation to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income in accordance with generally accepted accounting principles of mainland China (“mainland China GAAP”).
Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with mainland China GAAP until the reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds was $30,514 as of both March 31, 2025 and December 31, 2024, and is presented as statutory surplus reserve on the Company’s condensed consolidated balance sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or our Annual Report. The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, as well as those discussed below and elsewhere in this report, particularly in the section titled “Item 1A – Risk Factors” in Part II below.
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

ACM Research is not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 81.1% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other mainland China central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Select Market. This determination was based on the facts aforementioned and mainland China Company Law, mainland China Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in mainland China currently in effect. However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research. See “Item IA. Risk Factors—Risks Related to International Aspects of Our Business—If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, or if we inadvertently conclude that permissions or approvals are not required, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless” in our Annual Report.

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
The following chart depicts our corporate organization as of March 31, 2025:
A detailed description of how cash is transferred through our organization is set forth under “Note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents” to the Condensed Consolidated Financial Statements of this report.

The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the Public Company Accounting Oversight Board, or the PCAOB, determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction. Under current regulations, if ACM Research were to be included on the SEC's "Conclusive list of issuers identified under the HFCA Act" for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless. See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms, such as our prior and current audit firms, operating in mainland China” in our 2024 Annual Report for more information.

Effective on December 2, 2024, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) promulgated a final rule naming a number of companies to the BIS Entity List (the "BIS Entity List"). Among the 140 companies added to the BIS Entity List were two subsidiaries of ACM Research, ACM Shanghai, located in the People’s Republic of China, and ACM Korea, a direct subsidiary of ACM Shanghai, which is located in the Republic of Korea, and other related entities. In general terms, the new BIS Entity List designations prohibit any party worldwide from furnishing hardware, software, or technologies that are subject to U.S. export controls jurisdiction directly or indirectly to ACM Shanghai or ACM Korea without obtaining authorization. See “Item 1A. Risk Factors—Regulatory Risks—Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List” in our 2024 Annual Report for more information.

On November 15, 2024, the U.S. Department of the Treasury published a final rule implementing a framework for the regulation of outbound foreign investment from the United States. The new program, known as the Outbound Investment Security Program (“OISP”) was codified in the United States Code of Federal Regulations at 31 C.F.R. Part 850, effective as of January 2, 2025. The OISP marks a shift in U.S. economic policy, as historically the United States government declined to restrict outbound investment from the United States for national security reasons. Going forward, the investment activities of multinational companies, including ACM Research are subject to both CFIUS and OISP requirements, which together will limit cross-border investment opportunities, especially as they relate to China. See “Item 1A. Risk Factors—Regulatory Risks—The U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities outside the United States that could otherwise be advantageous to our stockholders” in our 2024 Annual Report for more information.

In addition to the matters discussed above, we are also subject to a number of legal and operational risks associated with our corporate structure, including as the result of a substantial portion of our operations being conducted in mainland China. Consequences of any of those risks could result in a material adverse change in our operations or cause the value of ACM Research Class A common stock to significantly decline in value or become worthless. Please carefully read the information included in “Item 1A. Risk Factors” in our 2024 Annual Report, in particular the risk factors addressing the following issues:

•    If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, or if we inadvertently conclude that such permissions or approvals are not required, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless.
•    Mainland China central government authorities may intervene in, or influence, ACM Shanghai’s mainland China-based operations at any time, and those authorities’ rules and regulations in mainland China can change quickly with little or no advance notice.
•    The mainland China central government may determine to exert additional control over offerings conducted overseas or foreign investment in mainland China-based issuers, which could result in a material change in operations of ACM Shanghai and cause significant declines in the value of ACM Research Class A common stock, or make them worthless.

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

Since 2009 we have delivered more than 1,180 tools to our customers, more than 980 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue to us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.
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

ACM Research estimates that if consummated in full, the proposed Private Offering would generate gross proceeds of up to RMB 4.5 billion ($642.2 million) to ACM Shanghai, whose management would have broad discretion over the use of such proceeds. It is unlikely that any of such proceeds would be distributed to ACM Research. ACM Research's equity interest in ACM Shanghai, if the proposed Private Offering is consummated in full, would decline from 81.1% to approximately 74.6%. As of March 31, 2025 and the date of this report, the proposed Private Offering has not been completed.
Mainland China Government Research and Development Funding

Since 2008, ACM Shanghai has received various government grants for the development and commercialization of certain technologies, and the development of the R&D and production center in the Lingang Special Area of Shanghai (note 12).
The governmental grants contain certain operating conditions, and we are required to complete a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds ACM Shanghai receives.
Grant amounts are recognized in our statements of comprehensive income as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the three months ended March 31, 2025 and 2024, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of comprehensive income were $0.3 million and $0.4 million, respectively.
•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. Government subsidies related to VAT reduction are credited to income in the period received. For the three months ended March 31, 2025 and 2024, related government subsidies recognized as other income in the consolidated statements of comprehensive income were $0.3 million and $1.8 million, respectively.

Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in our Annual Report and is updated in Note 2 to the condensed consolidated financial statements included in this report.
Net Income Attributable to Non-Controlling Interests
In 2019 ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares, after which ACM Research held the remaining 91.7% of ACM Shanghai’s outstanding shares. In 2021 ACM Shanghai sold a total number of shares representing an additional 10% of its outstanding ACM Shanghai shares in its STAR IPO, after which ACM Research held the remaining 82.5% of ACM Shanghai’s outstanding shares. ACM Research's ownership has since declined to 81.1% due to the exercise of stock options related to ACM Shanghai shares. As a result, we reflect the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
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

Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended March 31,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenue	52.1	48.0
Gross margin	47.9	52.0
Operating expenses:
Sales and marketing	9.5	9.3
Research and development	16.0	15.7
General and administrative	7.5	10.4
Total operating expenses	33.0	35.4
Income from operations	14.9	16.6
Interest income, net	1.0	0.6
Realized gain from sale of short-term investments	0.0	0.2
Unrealized loss on short-term investments	-0.6	-1.7
Other (expense) income, net	-0.2	2.0
Income (loss) from equity method investments	0.6	-0.3
Income before income taxes	15.7	17.4
Income tax expense	-1.2	-2.9
Net income	14.5	14.5
Less: Net income attributable to non-controlling interests	2.7	3.0
Net income attributable to ACM Research, Inc.	11.8%	11.5%
Comparison of Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$129,569	$109,470	18.4%	$20,099
ECP (front-end and packaging), furnace and other technologies	27,630	25,800	7.1%	1,830
Advanced packaging (excluding ECP), services & spares	15,148	16,921	(10.5)%	(1,773)
Total Revenue by Product Category	$172,347	$152,191	13.2%	$20,156
The increase in revenue for three months ended March 31, 2025 as compared to the same period in 2024 reflects higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, and ECP (front-end and packaging), furnace and other technologies, partly offset by lower Advanced packaging (excluding ECP), services and spares. The increased demand is due in part to a longer term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Cost of revenue	$89,797	$73,070	22.9%	$16,727
Gross profit	82,550	79,121	4.3%	3,429
Gross margin	47.9%	52.0%	(4.1)%	(409)bps
Cost of revenue and gross profit increased in the three months ended March 31, 2025 as compared to the corresponding period in 2024 due to the increased sales volume, partly offset by a decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories, and a higher provision for inventory. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 42.0% and 48.0% for the foreseeable future.
Operating Expenses

	Three Months Ended March 31,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Sales and marketing expense	$16,343	$14,173	15.3%	$2,170
Research and development expense	27,503	23,918	15.0%	3,585
General and administrative expense	12,927	15,798	(18.2)%	(2,871)
Total operating expenses	$56,773	$53,889	5.4%	$2,884

Sales and marketing expense increased in the three months ended March 31, 2025 as compared to the corresponding period in 2024, reflecting an increase of $2.6 million due to personnel costs, and a net increase of $0.5 million for commissions, travel & entertainment, outside services and other expenses, offset by a $0.9 million decrease in stock-based compensation.

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
•rent and utilities.
We expect that, for the foreseeable future, sales and marketing expenses will increase in dollars, as we incur additional costs associated with growing our customer base in mainland China and regions outside of mainland China.
Research and development expense increased in the three months ended March 31, 2025 as compared to the corresponding period in 2024, reflecting an increase of $3.9 million R&D-related personnel costs, an increase of $1.0 million in costs of components for tools built for product development purposes, and a net increase of $0.4 million in depreciation, outside services and other R&D-related costs, offset by a decrease of $1.7 million in stock-based compensation.
Research and development expense represented 16.0% and 15.7% of our revenue in the three months ended March 31, 2025 and 2024, respectively. Without reduction by grant amounts received from mainland China governmental authorities (see ‘–Mainland China Government Research and Development Funding’’), gross research and development expense totaled $27.8 million, or 16.1% of total revenue, in the three months ended March 31, 2025 as compared to $24.4 million, or 16.0% of revenue, in the corresponding period in 2024.
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
•rent and utilities.

We expect that, for the foreseeable future, research and development expenses will increase in dollars, as we incur additional costs to expand our product portfolio to address additional production steps and expand our research and development team to new regions.

General and administrative expense decreased in the three months ended March 31, 2025 as compared to the corresponding period in 2024, primarily reflecting a $0.9 million net increase in personnel and professional services costs, offset by a $1.9 million decrease in stock-based compensation, a $1.2 million decrease in allowance for credit losses, and a $0.7 million decrease in other costs related to general and administrative expenses.

General and administrative expense consists primarily of:
•compensation of executive, accounting and finance, human resources, information technology, and other administrative personnel, including stock-based compensation;
•professional fees, including accounting and corporate legal and defense fees;
•other corporate expenses including insurance;
•allowance for credit losses; and
•rent and utilities.
We expect that, for the foreseeable future, general and administrative expenses will increase in dollars, as we incur additional costs associated with growing our business, operating ACM Research, as a public company in the United States and operating ACM Shanghai as a public company in mainland China.
Interest income, net, Other expense, net

	Three Months Ended March 31,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Interest income	$3,339	$1,774	88.2%	$1,565
Interest expense	(1,558)	(783)	99.0%	(775)
Interest income, net	$1,781	$991	79.7%	$790

Other (expense) income, net	$(262)	$3,080	-108.5%	$(3,342)

Interest income, net consists of interest earned on our cash and cash equivalents, restricted cash accounts, and short-term and long-term time deposits, offset by interest expense incurred from outstanding short-term and long-term borrowings. Interest income (expense), net increased in the three months ended March 31, 2025 as compared to the corresponding period in 2024, as a result of changes in balances of cash, cash equivalents, time deposits, and debt, together with changes in interest rates earned or expensed on the respective balances.
Other income (expense), net primarily reflects (a) loss recognized from the impact of exchange rates on our working-capital which was $(0.6) million for the three months ended March 31, 2025 compared to $1.4 million recognized from the impact of exchange rates on our working capital for the three months ended March 31, 2024, and (b) government subsidies, as described under “—Mainland China Government Research and Development Funding” above, and other factors.
Realized gain and unrealized loss from short-term investment, and income (loss) from equity investments.

	Three Months Ended March 31,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Realized gain from sale of short-term investments	$—	$273	(100.0)%	$(273)
Unrealized loss on short-term investments	(1,082)	(2,595)	(58.3)%	$1,513
Income (loss) from equity method investments	$952	$(520)	(283.1)%	$1,472
We recorded a realized gain from sale of short term investments of nil for the three months ended March 31, 2025 as compared to $0.3 million in the prior-year period due to a sale of short-term investments (note 14).
We recorded an unrealized loss on short term investments of $1.1 million for the three months ended March 31, 2025 as compared to an unrealized loss of $2.6 million for the same period in 2024, based on a change in market value of ACM Shanghai’s short-term investments (note 14).
Income (loss) from equity investments was $1.0 million for the three months ended March 31, 2025 as compared to loss from equity method investments of $0.5 million in the same period in 2024 due to an increase of net income from investments in affiliates (note 13).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Income tax expense	$(2,153)	$(4,369)
We recognized a tax expense of $2.2 million for the three months ended March 31, 2025 as compared to a tax expense of $4.4 million for the prior year period. The tax expense for the three months ended March 31, 2025 primarily resulted from the tax effect of a decrease in our effective income tax rate applied to a slight increase in operating profit for the period. The decrease in our effective income tax rate for the three months ended March 31, 2025 compared to the same period of the prior year was primarily due to a lower estimated effective tax rate for ACM Shanghai and other factors.
Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 25% for mainland China income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-U.S. research expenses. Our four mainland China subsidiaries, ACM Shanghai, ACM Wuxi, ACM Beijing, and ACM Lingang, are liable for mainland China corporate income taxes at the rates of 15%, 25%, 25%, and 25%, respectively. Pursuant to the Corporate Income Tax Law of mainland China, our mainland China subsidiaries generally would be liable for mainland China corporate income taxes at a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, 2021,and 2024 effective until December 31, 2026.
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
Net Income Attributable to Non-Controlling Interests

	Three Months Ended March 31,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Net income attributable to non-controlling interests	$4,633	$4,659	(0.6)%	$(26)
ACM Research owns 81.1% of ACM Shanghai’s (note 1) outstanding shares which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Three Months Ended March 31,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Foreign currency translation adjustment	$1,750	$(6,829)	(125.6)%	$8,579
We recorded a gain of foreign currency translation adjustment of $1.8 million for the three months ended March 31, 2025, as compared to a loss of $6.8 million for the same period in 2024, primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Three Months Ended March 31,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Comprehensive income attributable to non-controlling interests	$4,957	$3,406	45.5%	$1,551

Comprehensive income attributable to non-controlling interests for the three months ended March 31, 2025 increased by $1.6 million as compared to the same period in 2024, reflecting a change in net income attributable to the non-controlling interests for the period together with the impact of foreign exchange rate fluctuations on the cumulative balance.
Liquidity and Capital Resources

During the first three months of 2025, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions, our loan from China CITIC Bank, and cash flow from operations.

Cash and cash equivalents, restricted cash, short-term time deposits and long-term time deposits were $498.4 million at March 31, 2025, compared to $441.9 million at December 31, 2024. The $56.5 million increase was primarily driven by $67.2 million net cash provided by financing activities, $5.3 million of cash provided by operations, and a $0.9 million increase from the effect of exchange rate on cash, cash equivalents, restricted cash and non-cash items, offset by a $17.1 million of net cash used in investing activities, excluding the change in net cash related to time deposits.

	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$467,826	$411,310
Short-term time deposits	17,202	17,277
Long-term time deposits	13,393	13,275
Total	$498,421	$441,862
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

For the three months ended March 31, 2025 and 2024, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Our cash and cash equivalents at March 31, 2025 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders. The use of proceeds raised by the STAR Market IPO, without further approvals, are limited to specific usage. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.
ACM Research has never declared or paid cash dividends on our capital stock. ACM Research intends to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.
Cash Flow Provided by Operating Activities. Net cash provided by operating activities of $4.9 million during the three months ended March 31, 2025 consisted of:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net Income	$25,013	$22,092
Non-cash operating lease cost	1,086	973
Provision for inventory	4,523	1,025
(Reversal) provision for credit losses	(9)	1,171
Depreciation and amortization	3,017	2,518
Realized gain on short-term investment	—	(273)
Income (loss) from equity method investments	(952)	520
Unrealized loss on short-term investments	1,082	2,595
Deferred income taxes	(1,661)	(1,129)
Stock-based compensation	9,817	14,569
Net changes in operating assets and liabilities	(37,673)	(53,710)
Others	1,039	—
Net cash flow provided by (used in) operating activities	5,282	(9,649)

Significant net changes in operating asset and liability accounts primarily include the following:
• uses of cash: a $23.4 million net decrease in accounts payable, a $15.1 million increase in inventories, net (note 5), a $6.6 million decrease in income taxes payable, a $3.1 million increase in prepaid expenses and other current assets, and a $2.8 million decrease in customer advances.
• sources of cash: a $7.1 million decrease in other receivables, a $2.4 million increase in other payables and accrued expenses, and a $2.2 million increase in deferred revenue.
Cash Flow Used in Investing Activities. Net cash used in investing activities, excluding the change in net cash related to time deposits, for the three months ended March 31, 2025 was ($17.1 million), primarily consisting of ($17.1 million) for purchase of property, plant and equipment, and intangible assets.
Cash Flow Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2025 was $67.2 million, primarily consisting of $52.2 million in net proceeds from long-term borrowing (note 11), and $22.7 million proceeds from exercise of stock options, partly offset by ($7.9 million) net in next repayments of short-term borrowings.
We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with the following banks:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at March 31, 2025
				(in thousands)
China CITIC Bank (2)	July 2023	Repayable by installments and the last installments repayable in December 2025	3.45%	RMB200,000	RMB100,201
				$27,860	$13,958
China CITIC Bank (2)	January 2025	Repayable by installments and the last installments repayable in January 2028	3.60%	RMB200,000	RMB199,598
				$27,860	$27,804
China Everbright Bank	December 2024	September 2027	2.60%	RMB600,000	RMB399,297
				$83,580	$55,622
China Merchants Bank	August 2024	August 2025	2.28%~2.6%	RMB200,000	RMB139,089
				$27,860	$19,375
Bank of China	September 2024	September 2025	2.50%-2.75%	RMB400,000	RMB243,174
				$55,720	$33,874
Shanghai Pudong Development Bank	December 2024	September 2025	2.60%	RMB300,000	NIL
				$41,790	$—
Industrial and Commercial Bank of China	November 2024	November 2027	2.35%	RMB300,000	RMB150,098

				$41,790	$20,909
China Merchants Bank	August 2024	August 2034	2.95%	RMB1,000,000	RMB21,525
				$139,300	$2,998
Bank of China	November 2024	November 2035	2.70%	RMB1,000,000	RMB6,825
				$139,300	$951
China Merchants Bank	November 2020	Repayable by installments and the last installments repayable in November 2030	3.65%	RMB128,500	RMB79,353
				$17,900	$11,054
Agricultural Bank of China	April 2024	Repayable by installments and the last installments repayable in April 2034	2.53%-2.78%	RMB300,000	RMB93,604
				$41,790	$13,040
Bank of Shanghai	December 2022	April 2025	2.85%	RMB100,000	RMB100,079
				$13,930	$13,941
China CITIC Bank	August 2023	Repayable by installments and the last installments repayable in August 2025	3.10%	RMB100,000	RMB99,786
				$13,930	$13,900
			Total	$672,610	$227,426
(1)Converted from RMB to dollars as of March 31, 2025. The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”
(2)This China CITIC bank facility agreement is with ACM Research, Inc.
Loan Covenants
In January 2025, ACM Shanghai secured a long-term loan facility with China Merchants Bank (note 11) for ACM Shanghai’s project expenditures. The facility contains certain covenants, which requires ACM Shanghai to either repay 50% of the outstanding principal within two months, or repay the loan in accordance with an accelerated payment schedule, if ACM Shanghai does not complete, within three years after then initial drawdown, or before January 2028, a Private Offering with more than RMB900 million of proceeds.

In February 2025, ACM Shanghai secured a long-term loan facility with the Bank of China (note 11) for ACM Shanghai’s project expenditures. The facility requires ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The effect of exchange rate cash, and cash equivalents was $0.9 million during the first three months ended March 31, 2025. The impact of fluctuations of the RMB to U.S. dollar currency exchange rate on a significant balance of these items held in RMB-denominated accounts (note 2) contributed to the change.

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

In exchange for its land use rights, ACM Lingang paid aggregate grant fees of RMB 61.7 million ($9.5 million), or the Grant Fees, and a performance deposit of RMB 12.3 million ($1.9 million), which is equal to 20% of the aggregate grant fees, to secure its achievement of the certain performance milestones. As of March 31, 2025, ACM Lingang had not yet officially achieved the Construction Completion Milestone and the Production Start Milestones, however the performance deposit has been refunded in full (note 7). ACM Lingang has been notified that the Lin-gang Special Area Administration plans to enter into supplementary land grant agreements to adjust the performance terms, including the extension of Construction Completion and Production Start Milestones. Based on current expectations, ACM Lingang believes it will meet the updated requirements and no penalties will be incurred. We cannot guarantee that ACM Lingang will achieve the missed milestones in 2025, or even if it does achieve the milestones in 2025, that it will not face penalties related to the original or updated agreements.
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
Shipments in the three months ended March 31, 2025 totaled $156.7 million, as compared to $245.6 million for the same periods in 2024. Repeat tool shipments in the three months ended March 31, 2025 totaled $60.8 million, as compared to $118.6 million for same periods in 2024. First tool shipments in the three months ended March 31, 2025 totaled $95.9 million, as compared to $127.0 million for the same periods in 2024.
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Adjusted EBITDA Data:
Net Income	$25,013	$22,092	13.2%	$2,921
Interest income, net	(1,781)	(991)	79.7%	(790)
Income tax expense	2,153	4,369	-50.7%	(2,216)
Depreciation and amortization	3,017	2,518	19.8%	499
Stock based compensation	9,817	14,569	-32.6%	(4,752)
Unrealized loss on short-term investments	1,082	2,595	-58.3%	(1,513)
Adjusted EBITDA	$39,301	$45,152	(13.0%)	$(5,851)

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

Free Cash Flow
The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Free Cash Flow Data:
Net cash provided by (used in) operating activities	$5,282	$(9,649)	(154.7%)	$14,931
Purchase of property and equipment	(16,726)	(25,419)	(34.2%)	8,693
Purchase of short-term and long-term investments	—	(7,397)	(100.0%)	7,397
Free cash flow	$(11,444)	$(42,465)	(73.0%)	$31,021
The improvement in free cash flow for the three months ended March 31, 2025 as compared to the same period in 2024 reflected the factors driving net cash used in operating activities, an increase of purchases of property and equipment, and long-term investment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.
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

	Three Months Ended March 31,
	2025			2024
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$172,347	$-	$172,347	$152,191	$-	$152,191
Cost of revenue	(89,797)	(529)	(89,268)	(73,070)	(781)	(72,289)
Gross profit	82,550	(529)	83,079	79,121	(781)	79,902
Operating expenses:
Sales and marketing	(16,343)	(2,157)	(14,186)	(14,173)	(3,027)	(11,146)
Research and development	(27,503)	(2,775)	(24,728)	(23,918)	(4,503)	(19,415)
General and administrative	(12,927)	(4,356)	(8,571)	(15,798)	(6,258)	(9,540)
Income (loss) from operations	$25,777	$(9,817)	$35,594	$25,232	$(14,569)	$39,801
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
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We may be subject to risks related to recent U.S. tariffs on the semiconductor industry

On April 5, 2025, the Trump administration imposed sweeping new “reciprocal” tariffs on most imported items, including a “baseline” rate of 10% on most countries. This baseline 10% rate was scheduled to increase on various countries on April 9, 2025, but was subject to a 90-day “pause” for the administration to negotiate agreements with affected countries. However, full reciprocal tariffs did go into effect on China, which currently stand at 125%. Earlier 20% tariffs against China imposed under an executive order targeting the fentanyl import trade “stack” on top of the reciprocal tariffs, such that China is subject to 145% tariffs. Additional 25% tariffs may also apply to goods from China that are subject to earlier duties imposed by the first Trump Administration under Section 301 of the Trade Act of 1974.

Semiconductors are currently exempted from coverage of the reciprocal tariffs (including the 125% reciprocal tariffs on China). This exemption was later clarified to include certain electronic items incorporating semiconductors. However, this exemption may be temporary as the U.S. Department of Commerce on April 1, 2025, initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to assess the national security implication of imports of semiconductors, semiconductor manufacturing equipment, and derivative products. Under Section 232, the Department of Commerce has 270 days (by December 27, 2025) to complete its investigation, although the Trump administration has indicated a desire to finish on a timeline of a few months. After that, the administration may take measures to address national security concerns, such as imposing specific tariffs on semiconductors or taking other actions to curtail imports.

As a company that designs and manufactures equipment and products used in the semiconductor industry, we are exposed to risks arising from these proposed tariffs due to our reliance on global supply chains. Tariffs may also disrupt the global electronics supply chain, as semiconductors are critical components in products such as servers, smartphones, and automotive systems. Increased costs for our customers could lead to reduced demand for our products, particularly in price-sensitive markets, which may adversely affect our revenue and market share. Furthermore, the Section 232 national security investigation into semiconductors (as well as the overall tariff regime) introduces additional uncertainty, as it could result in broader trade restrictions or changes to import policies that further impact our ability to source raw materials and sell our products efficiently.

The uncertainty surrounding the current semiconductor Section 232 investigation, its implementation timeline, and other issues, combined with the potential for retaliatory trade actions from key markets like China, poses a significant risk to our financial condition, results of operations, and competitive position in the global market.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, 2024, ACM Research issued, pursuant to the exercise of stock options at a per share exercise price of $0.50 per share, an aggregate of 312,903 shares of Class A common stock that were not registered under the Securities Act of 1933, as amended. We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.

Sale Date	Exercised Shares (Net)
11/3/2025	26,884
22/4/2025	18,525
22/26/2025	9,782
33/3/2025	27,241
33/3/2025	24,519
33/3/2025	205,952
TTotal	312,903
Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On March 6, 2025, Tracy Liu, a member of the Board of Directors of ACM Research, adopted a Rule 10b5-1 trading arrangement (the "Liu Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Liu Plan allows for the contemporaneous exercise of options and sale of up to 30,000 shares of Class A Common Stock, at specific market prices, commencing on June 9, 2025, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) March 13, 2026, or (iii) such date that the Liu Plan is otherwise terminated according to its terms, whichever comes first.

On March 12, 2025, Lisa Yi Lu Feng, Chief Financial Officer of ACM Research (Shanghai), Inc., adopted a Rule 10b5-1 trading arrangement (the “Feng Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Feng Plan allows for the contemporaneous exercise of options and sale of up to 30,000 shares of Class A Common Stock, at specific market prices, commencing on June 12, 2025, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) June 15, 2026, or (iii) such date that the Feng Plan is otherwise terminated according to its terms, whichever comes first.

Item 6.    Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.01	Unofficial English Translation of RMB Working Capital Loan Contract, entered into in January 2025, between ACM Research, Inc. and China CITIC Bank
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.
Date: May 12, 2025	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)