Form 10-Q
period 2025-06-30
ACM Research, Inc.
filed 2025-08-07
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	59,159,154 shares outstanding as of August 4, 2025
Class B Common Stock, $0.0001 par value	5,021,811 shares outstanding as of August 4, 2025

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

The information included under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” of Part I of this report contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc. ("Gartner") in "Forecast: Semiconductor Capital Spending, Wafer Fab Equipment and Capacity, Worldwide, 2Q25 Update, Bob Johnson et al., July 8, 2025." GARTNER is a registered trademark and service mark of Gartner, Inc. and/or its affiliates in the U.S. and internationally and is used herein with permission. All rights reserved. The Gartner content described herein (the “Gartner Content”) represents research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and is not a representation of fact. Gartner Content speaks as of its original publication date (and not as of the date of this report), and the opinions expressed in the Gartner Content are subject to change without notice. While we are not aware of any misstatements in the Gartner Content, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.
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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (note 2)	$442,088	$407,445
Restricted cash	10,798	3,865
Short-term time deposits (note 2)	31,019	17,277
Short-term investments (note 12)	21,115	19,373
Account receivables, net (note 4)	433,662	387,045
Other receivables	43,708	41,859
Inventories, net (note 5)	648,278	597,984
Advances to related parties (note 13)	682	1,024
Prepaid expenses and other current assets	14,303	7,507
Total current assets	1,645,653	1,483,379
Property, plant and equipment, net (note 6)	290,944	269,272
Operating lease right-of-use assets, net	17,285	14,038
Intangible assets, net	2,849	3,461
Long-term time deposits (note 2)	—	13,275
Deferred tax assets (note 16)	22,341	14,781
Long-term investments (note 11)	56,723	37,063
Other long-term assets (note 7)	3,920	20,452
Total assets	$2,039,715	$1,855,721
Liabilities and equity
Current liabilities:
Short-term borrowings (note 8)	$52,969	$32,814
Current portion of long-term borrowings (note 10)	62,139	44,472
Related parties accounts payable (note 13)	19,827	16,133
Accounts payable	148,780	139,294
Advances from customers	221,446	243,949
Deferred revenue	13,660	8,537
Income taxes payable (note 16)	253	12,779
FIN-48 payable (note 16)	21,373	19,466
Other payables and accrued expenses (note 9)	126,787	121,657
Current portion of operating lease liabilities	3,778	2,132
Total current liabilities	671,012	641,233
Long-term borrowings (note 10)	162,991	105,525
Long-term operating lease liabilities	5,496	3,840
Other long-term liabilities	8,527	9,217
Total liabilities	848,026	759,815
Commitments and contingencies (note 17)
Equity:
Stockholders’ equity:
Class A Common stock (note 14)	6	6
Class B Common stock (note 14)	1	1
Additional paid-in capital	704,570	677,476
Retained earnings	310,140	260,000
Statutory surplus reserve (note 19)	30,514	30,514
Accumulated other comprehensive loss	(58,781)	(63,372)
Total ACM Research, Inc. stockholders’ equity	986,450	904,625
Non-controlling interests	205,239	191,281
Total equity	1,191,689	1,095,906
Total liabilities and equity	$2,039,715	$1,855,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (note 3)	$215,372	$202,480	$387,719	$354,671
Cost of revenue, including cost of revenue from related parties of $16,518 and $25,917 for the three and six months ended June 30, 2025, respectively and $9,637 and $16,867 for the three and six months ended June 30, 2024, respectively (note 13)	110,911	105,696	200,708	178,766
Gross profit	104,461	96,784	187,011	175,905
Operating expenses:
Sales and marketing	22,102	17,135	38,445	31,308
Research and development	33,817	25,968	61,320	49,886
General and administrative	16,848	16,088	29,775	31,886
Total operating expenses	72,767	59,191	129,540	113,080
Income from operations	31,694	37,593	57,471	62,825
Interest income	4,013	2,381	7,352	4,155
Interest expense	(1,757)	(932)	(3,315)	(1,715)
Realized gain on short-term investments (note 12)	54	—	54	273
Unrealized gain (loss) on short-term investments (note 12)	2,730	1,031	1,648	(1,564)
Other (expense) income, net	(346)	1,357	(608)	4,437
Income (loss) from equity method investments	1,773	(695)	2,725	(1,215)
Income before income taxes	38,161	40,735	65,327	67,196
Income tax expense (note 16)	(1,891)	(9,336)	(4,044)	(13,705)
Net income	36,270	31,399	61,283	53,491
Less: Net income attributable to non-controlling interests	6,510	7,189	11,143	11,848
Net income attributable to ACM Research, Inc.	$29,760	$24,210	$50,140	$41,643

Comprehensive income:
Net income	$36,270	$31,399	$61,283	$53,491
Foreign currency translation adjustment, net of tax of nil	3,905	116	5,655	(6,713)
Comprehensive income	40,175	31,515	66,938	46,778
Less: Comprehensive income attributable to non-controlling interests	7,250	7,210	12,207	10,616
Comprehensive income attributable to ACM Research, Inc.	$32,925	$24,305	$54,731	$36,162

Net income attributable to ACM Research, Inc. per share of common stock (note 2):
Basic	$0.47	$0.39	$0.79	$0.67
Diluted	$0.44	$0.35	$0.74	$0.61

Weighted average shares of common stock outstanding used in computing per share amounts (note 2):
Basic	63,968,763	62,178,369	63,620,235	61,772,776
Diluted	67,464,856	67,057,846	67,138,338	66,520,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2025 and 2024
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	58,832,925	$6	5,021,811	$1	$700,191	$280,380	$30,514	$(61,946)	$206,207	$1,155,353
Net income	—	—	—	—	—	29,760	—	—	6,510	36,270
Repurchase of ACM Shanghai's shares	—	—	—	—	(4,759)	—	—	—	(2,229)	(6,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,165	740	3,905
Exercise of stock options	264,046	—	—	—	853	—	—	—	—	853
Stock-based compensation	—	—	—	—	8,285	—	—	—	1,485	9,770
Capital contribution by non-controlling shareholder	—	—	—	—	—	—	—	—	104	104
ACM Shanghai dividends	—	—	—	—	—	—	—	—	(7,578)	(7,578)
Balance at June 30, 2025	59,096,971	$6	5,021,811	$1	$704,570	$310,140	$30,514	$(58,781)	$205,239	$1,191,689

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	56,986,777	$6	5,021,811	$1	$646,800	$174,260	$30,060	$(54,925)	$164,591	$960,793
Net income	—	—	—	—	—	24,210	—	—	7,189	31,399
Foreign currency translation adjustment	—	—	—	—	—	—	—	95	21	116
Exercise of stock options	415,476	—	—	—	846	—	—	—	792	1,638
Stock-based compensation	—	—	—	—	11,816	—	—	—	2,526	14,342
ACM Shanghai dividends	—	—	—	—	—	—	—	—	(6,900)	(6,900)
Balance at June 30, 2024	57,402,253	$6	5,021,811	$1	$659,462	$198,470	$30,060	$(54,830)	$168,219	$1,001,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2025 and 2024
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	57,938,885	$6	5,021,811	$1	$677,476	$260,000	$30,514	$(63,372)	$191,281	$1,095,906
Net income	—	—	—	—	—	50,140	—	—	11,143	61,283
Repurchase of ACM Shanghai's shares	—	—	—	—	(4,759)	—	—	—	(2,229)	(6,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,591	1,064	5,655
Exercise of stock options	1,158,086	—	—	—	15,266	—	—	—	8,316	23,582
Stock-based compensation	—	—	—	—	16,587	—	—	—	3,000	19,587
Capital contribution by non-controlling shareholder	—	—	—	—	—	—	—	—	242	242
ACM Shanghai dividends	—	—	—	—	—	—	—	—	(7,578)	(7,578)
Balance at June 30, 2025	59,096,971	$6	5,021,811	$1	$704,570	$310,140	$30,514	$(58,781)	$205,239	$1,191,689

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	56,036,172	$6	5,021,811	$1	$629,845	$156,827	$30,060	$(49,349)	$158,772	$926,162
Net income	—	—	—	—	—	41,643	—	—	11,848	53,491
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,481)	(1,232)	(6,713)
Exercise of stock options	1,366,081	—	—	—	5,645	—	—	—	792	6,437
Stock-based compensation	—	—	—	—	23,972	—	—	—	4,939	28,911
ACM Shanghai dividends	—	—	—	—	—	—	—	—	(6,900)	(6,900)
Balance at June 30, 2024	57,402,253	$6	5,021,811	$1	$659,462	$198,470	$30,060	$(54,830)	$168,219	$1,001,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$61,283	$53,491
Adjustments to reconcile net income from operations to net cash (used in) provided by operating activities
Non-cash operating lease cost	2,081	2,004
Depreciation and amortization	6,356	4,684
Realized gain on short-term investments	—	(273)
(Income) loss from equity method investments	(2,725)	1,215
Unrealized (gain) loss on short-term investments	(1,648)	1,564
Inventory provision	5,625	3,009
Provision for credit losses	1,435	1,954
Deferred income taxes	(7,451)	(720)
Stock-based compensation	19,587	28,911
Dividends from unconsolidated affiliates	—	600
Others	1,086	(1)
Net changes in operating assets and liabilities:
Accounts receivable	(44,508)	(14,842)
Other receivables	(848)	(11,686)
Inventories	(52,946)	(64,889)
Advances to related parties (note 13)	342	(324)
Prepaid expenses and other current assets	(6,433)	1,164
Related parties accounts payable (note 13)	3,694	6,605
Accounts payable	7,743	2,400
Advances from customers	(24,357)	26,333
Deferred revenue	5,123	1,592
Income taxes payable	(12,585)	4,755
FIN-48 payable	1,908	(56)
Other payables and accrued expenses	336	6,824
Operating lease liabilities	(2,027)	(2,004)
Other long-term liabilities	(690)	(368)
Net cash (used in) provided by operating activities	(39,619)	51,942

Cash flows from investing activities:
Purchase of property and equipment	(31,458)	(38,512)
Purchase of intangible assets	(784)	(1,152)
Purchase of short-term investments (note 12)	—	(1,403)
Purchase of time deposits	(27,000)	(58,090)
Proceeds from redemption and maturity of time deposits	27,261	138,412
Refund of deposit for land use right	686	—
Purchase of long-term investments (note 11)	—	(7,366)
Net cash (used in) provided by investing activities	(31,295)	31,889
Cash flows from financing activities:
Proceeds from short-term borrowings	45,073	23,936
Repayments of short-term borrowings	(25,175)	(1,197)
Proceeds from long-term borrowings	89,485	32,277
Repayments of long-term borrowings	(15,246)	(3,202)
Capital contribution by non-controlling shareholder	242	—
Repurchase of ACM Shanghai's shares	(6,988)	—
Proceeds from exercise of stock options	23,582	6,437
Net cash provided by financing activities	110,973	58,251

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,517	(343)
Net increase in cash, cash equivalents and restricted cash	41,576	141,739
Cash, cash equivalents and restricted cash at beginning of period	411,310	183,173
Cash, cash equivalents and restricted cash at end of period	$452,886	$324,912

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$3,315	$1,715
Cash paid for income taxes	23,399	9,109
Reconciliation of cash, cash equivalents and restricted cash in consolidated statements of cash flows:
Cash and cash equivalents	$442,088	$324,031
Restricted cash	10,798	881
Cash, cash equivalents and restricted cash	$452,886	$324,912

Non-cash financing activities:
Cashless exercise of stock options	$179	$262
Non-cash investing activities:
Transfer of prepayment for property to property, plant, and equipment	$21	$5,490
Proceeds from sale of short-term investments included in other receivables	$—	$3,167
Transfer from other non-current assets to long term investment	$16,737	$—
Transfer from inventories to property, plant and equipment	$589	$—
Purchases of property, plant and equipment through other payable	$24,055	$33,479

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
The Company has direct or indirect interests in the following subsidiaries:

			Effective interest held as at
Name of subsidiaries	Place and date of incorporation	Principal Activities	June 30, 2025	December 31, 2024
ACM Research (Shanghai), Inc. ("ACM Shanghai")	Mainland China, May 2005	Principal operating subsidiary	81.1%	81.5%
ACM Research (Wuxi), Inc. ("ACM Wuxi")	Mainland China, July 2011	Sales and services	81.1%	81.5%
CleanChip Technologies Limited ("CleanChip")	Hong Kong, June 2017	Trading partner between ACM Shanghai and its customers	81.1%	81.5%
ACM Research Korea CO., LTD. ("ACM Korea")	Republic of Korea ("South Korea"), December 2017	Sales, marketing, R&D, production	81.1%	81.5%
ACM Research ( Lingang), Inc. ("ACM Lingang")	Mainland China, March 2019	Management of production activities	81.1%	81.5%
ACM Research (CA), Inc. ("ACM California")	USA, April 2019	Procurement for ACM Shanghai	81.1%	81.5%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	Administrative function (inactive)	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd. ("ACM Singapore")	Singapore, August 2021	Sales, marketing, business development	100.0%	100.0%
ACM Research (Beijing), Inc. ("ACM Beijing")	Mainland China, February 2022	Sales, marketing, business development	81.1%	81.5%
Hanguk ACM CO., LTD	South Korea, March 2022	Sales, services, business development	81.1%	81.5%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	58.7%	59.0%
ACM Research (Chengdu), Inc. ("ACM Chengdu")	Mainland China, December 2024	Sales and services	81.1%	81.5%
Shengyi Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, December 2024	Business development	69.0%	69.3%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	81.1%	81.5%

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
The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any future period.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for revenue recognition and deferred revenue, the valuation and recognition of fair value of certain long-term investments, stock-based compensation arrangements, realization of deferred tax assets, uncertain tax positions, assessment for impairment of long-lived assets and long-term investments, allowance for credit losses, inventory valuation, useful lives of property, plant and equipment, and useful lives of intangible assets.
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
The following table presents cash and cash equivalents, according to jurisdiction as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
United States	$80,921	$56,308
Mainland China	95,854	94,701
China Hong Kong	264,129	255,853
South Korea	1,117	516
Singapore	67	67
Total	$442,088	$407,445

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The amounts in mainland China do not include short-term and long-term time deposits which in aggregate totaled $31,019 and $30,552 at June 30, 2025 and December 31, 2024, respectively.
Cash held in the U.S. exceeds the Federal Deposit Insurance Corporation insurance limits and is subject to risk of loss. No losses have been experienced to date.
Cash amounts held in mainland China are subject to a series of risk control regulatory standards from mainland China bank regulatory authorities. ACM’s subsidiaries in mainland China are required to obtain approval from the State Administration of Foreign Exchange (“SAFE”) to transfer funds into or out of mainland China. SAFE requires a valid agreement to approve the transfers, which are processed through a bank. Other than these mainland China foreign exchange restrictions, ACM’s subsidiaries in mainland China are not subject to any restrictions and limitations on its ability to transfer funds to ACM or among the Company's other subsidiaries. However, cash held in mainland China does exceed applicable insurance limits and is subject to risk of loss, although no such losses have been experienced to date.

ACM California periodically procures goods and services on behalf of ACM Shanghai and ACM Lingang. For these transactions, ACM Shanghai and ACM Lingang make cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the three months ended June 30, 2025 and 2024, cash payments from ACM Shanghai and ACM Lingang to ACM California for the procurement of goods and services were $3,509 and $9,751, respectively. For the six months ended June 30, 2025 and 2024, cash payments from ACM Shanghai and ACM Lingang to ACM California for the procurement of goods and services were $6,183 and $14,399, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.

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

Amounts held in Hong Kong exceed the Hong Kong Deposit Insurance Corporation insurance limits and are subject to risk of loss. No losses have been experienced to date. There are no additional restrictions for the transfer of cash from bank accounts in the U.S., South Korea, Singapore and Hong Kong.

For the six months ended June 30, 2025 and 2024, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Time Deposits
Time deposits are deposited with banks in mainland China with fixed terms and interest rates which could be withdrawn before maturity and are presented as short-term deposits and long-term deposits in the accompanying condensed consolidated financial statements based on their expected dates of maturity. They are also subject to the risk control regulatory standards described above upon maturity.
For the three months ended June 30, 2025 and 2024, interest income related to time deposits was $547 and $622, respectively. For the six months ended June 30, 2025 and 2024, interest income related to time deposits was $831 and $1,246, respectively.
Restricted Cash
As of June 30, 2025, all of the Company's restricted cash was held by financial institutions located in mainland China, Hong Kong and South Korea, and mainly represents cash secured to guarantee delivery of tools.
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

The Company’s financial instruments primarily include its cash, cash equivalents, restricted cash, short term and long term deposits, short-term and long-term investments, other receivables, accounts receivable, accounts payable, and short-term and long-term borrowings. The estimated fair value of cash and cash equivalents, restricted cash, short-term time deposits, accounts receivable, other receivables, accounts payable, and short-term borrowings approximate their respective carrying value due to the short period of time to their maturities.

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

Assets and liabilities measured at fair value on a recurring basis:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2025:
Assets
Cash equivalents	$73,828	$—	$—	$73,828
Short-term investments	21,115	—	—	21,115
Available-for-sale debt securities	—	—	5,391	5,391
	$94,943	$—	$5,391	$100,334

As of December 31, 2024:
Assets
Cash equivalents	$50,967	$—	$—	$50,967
Short-term investments	19,373	—	—	19,373
Available-for-sale debt securities	—	—	5,366	5,366
	$70,340	$—	$5,366	$75,706

The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2025, and the Company did not recognize any unrealized gains (upward adjustments) or unrealized losses (downward adjustments) resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer for its long-term investments accounted for using measurement alternatives during the three and six months ended June 30, 2025 and 2024.

Refer to note 10 for fair value information related to the Company’s outstanding long-term borrowings as of June 30, 2025 and December 31, 2024.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$36,270	$31,399	$61,283	$53,491
Less: Net income attributable to non-controlling interests	6,510	7,189	11,143	11,848
Net income available to common stockholders, basic	29,760	24,210	50,140	41,643
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	252	525	542	920
Net income available to common stockholders, diluted	$29,508	$23,685	$49,598	$40,723

Weighted average shares outstanding, basic	63,968,763	62,178,369	63,620,235	61,772,776
Effect of potentially dilutive share-based awards	3,496,093	4,879,477	3,518,103	4,747,930
Weighted average shares outstanding, diluted	67,464,856	67,057,846	67,138,338	66,520,706

Net income per share of common stock:
Basic	$0.47	$0.39	$0.79	$0.67
Diluted	$0.44	$0.35	$0.74	$0.61

Basic and diluted net income per share of common stock is presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per share of common stock is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM Research did not have any participating securities outstanding during the three and six months ended June 30, 2025 and 2024.
ACM Research is authorized to issue Class A and Class B common stock. The two classes of common stock are substantially identical in all material respects, except for voting rights. Since ACM Research did not declare cash dividends during the three and six months ended June 30, 2025 or 2024, the net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of comprehensive income and in the above computation of net income per share of common stock.

Diluted net income per share of common stock reflects the potential dilution from securities, such as stock options that could share in ACM Research’s earnings. Certain potentially dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were stock options exercisable into shares of the Company’s common stock of 1,338,186 and 1,321,311 for the three and six months ended June 30, 2025, respectively and 702,850 and 714,850 for the three and six months ended June 30, 2024, respectively.

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
•Revenue concentration. For the three months ended June 30, 2025 and 2024, four customers accounted for 66.5% and four customers accounted for 57.9% of revenue, respectively. For the six months ended June 30, 2025 and 2024, three customers accounted for 49.9% and three customers accounted for 51.9% of revenue, respectively.
•Accounts receivable concentration. As of June 30, 2025 and December 31, 2024, four customers accounted for 49.5% and four customers accounted for 57.1%, respectively, of the Company’s accounts receivables. The Company believes that the accounts receivable balances due from these customers do not represent a significant credit risk based on past collection experience.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Retrospective application is permitted. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of this ASU.

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
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following tables present disaggregated revenue information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$154,961	$153,221	$284,530	$262,691
ECP (front-end and packaging), Furnace and Other Technologies	48,016	38,962	75,646	64,762
Advanced Packaging (excluding ECP), Services & Spares	12,395	10,297	27,543	27,218
Total revenue by product category	$215,372	$202,480	$387,719	$354,671

During the three and six months ended June 30, 2025 and 2024, substantially all of the Group's revenue were derived from customers with the PRC, and therefore no geographical segments are presented.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Contract liabilities balances were as follows as of:

	June 30, 2025	December 31, 2024
Advances from customers	$221,446	$243,949
Deferred revenue	13,660	8,537
Total contract liabilities	$235,106	$252,486
Below are revenues recognized from amounts included in contract liabilities at the beginning of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized from amounts included in contract liabilities at the beginning of the periods	$58,122	$56,995	$120,241	$86,183
NOTE 4 – ACCOUNTS RECEIVABLE, NET

At June 30, 2025 and December 31, 2024, accounts receivable consisted of the following:

	June 30, 2025	December 31, 2024
Accounts receivable	$453,444	$405,392
Less: Allowance for credit losses	(19,782)	(18,347)
Total accounts receivable, net	$433,662	$387,045
The movement of the allowance for credit losses for the six months ended June 30, 2025 and 2024 is as follows:

	June 30, 2025	June 30, 2024
Allowance for credit losses at beginning of the year	$(18,347)	$(4,830)
Provision for credit losses	(1,435)	(1,954)
Allowance for credit losses at the end of the period	$(19,782)	$(6,784)

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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 5 – INVENTORIES, NET

At June 30, 2025, and December 31, 2024, inventories consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$285,568	$224,086
Work-in-process	60,687	80,767
Finished goods	302,023	293,131
Total inventories, net	$648,278	$597,984

Raw materials increased by $61,482 for the six months ended June 30, 2025 based on the Company's production plans and strategic purchases to mitigate supply chain risk.

At June 30, 2025 and December 31, 2024, the value of finished goods inventory, which is comprised of first-tools at customers' physical locations, for which customers were contractually obligated to take ownership upon acceptance totaled $187,100 and $206,018, respectively.
During the three months ended June 30, 2025 and 2024, the provisions for inventory of $1,102 and $1,984 were recognized in cost of revenue, respectively. During the six months ended June 30, 2025 and 2024, the provisions for inventory of $5,625 and $3,009 were recognized in cost of revenue, respectively.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At June 30, 2025 and December 31, 2024, property, plant and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Buildings and plants	$221,707	$139,311
Land	2,099	2,099
Manufacturing equipment	41,321	37,038
Office equipment	6,900	5,815
Transportation equipment	456	396
Leasehold improvement	12,171	11,579
Construction in progress	37,076	97,916
Total cost	321,730	294,154
Less: Total accumulated depreciation	(30,786)	(24,882)
Total property, plant and equipment, net	$290,944	$269,272

Depreciation expense for the three months ended June 30, 2025 and 2024 was $3,517 and $2,209, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $5,904 and $4,684, respectively.

Building and plants includes $34,890 for the Lingang housing property which is pledged as security for loans from the China Merchants Bank (note 10).

Construction in progress primarily reflects costs incurred for certain facilities related to the construction of ACM Shanghai’s Lingang development and production center.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 7 – OTHER LONG-TERM ASSETS

	June 30, 2025	December 31, 2024
Prepayments for property, plant and equipment	$616	$32
Lease deposits	985	950
Security deposit for land use right	—	686
Prepayment for investment in Ninebell Co., Ltd. ("Ninebell") (note 13)	—	16,737
Others	2,319	2,047
Total other long-term assets	$3,920	$20,452

NOTE 8 – SHORT-TERM BORROWINGS
At June 30, 2025 and December 31, 2024, short-term borrowings consisted of the following:

	June 30, 2025	December 31, 2024
Line of credit up to RMB 200,000 from China Merchants Bank,
1) due on February 27, 2025 with an annual interest rate of 2.60%.	$—	$1,322
2) due on February 28, 2025 with an annual interest rate of 2.60%.	—	1,322
3) due on March 1, 2025 with an annual interest rate of 2.60%.	—	1,322
4) due on March 5, 2025 with an annual interest rate of 2.60%.	—	1,322
5) due on March 8, 2025 with an annual interest rate of 2.60%.	—	1,253
6) due on August 27, 2025 with an annual interest rate of 2.60%.	1,328	1,322
7) due on September 12, 2025 with an annual interest rate of 2.60%.	1,328	1,322
8) due on March 12, 2026 with an annual interest rate of 2.28%.	1,398	—
9) due on March 12, 2026 with an annual interest rate of 2.28%.	1,398	—
10) due on March 12, 2026 with an annual interest rate of 2.28%	13,978	—
Line of credit up to RMB 400,000 from Bank of China,
1) due on March 20, 2025 with an annual interest rate of 2.75%.	—	16,706
2) due on September 22, 2025 with an annual interest rate of 2.50%.	5,591	5,569
3) due on April 14, 2026 with an annual interest rate of 2.3%.	13,978	—
Line of credit up to RMB 100,000 from Bank of Shanghai,
1) due on June 30, 2026 with an annual interest rate of 2.11%.	13,970	—
Line of credit up to KRW 2,000,000 from Industrial Bank of Korea,
1) due on December 16, 2025 with an annual interest rate of 4.43%.	—	1,354
Total	$52,969	$32,814
Certain covenants for the $13,970 short-term facility of Bank of China require ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 9 – OTHER PAYABLES AND ACCRUED EXPENSES

At June 30, 2025 and December 31, 2024, other payables and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accrued commissions	$23,561	$20,180
Accrued warranty	13,544	12,710
Accrued payroll	19,847	21,677
Accrued machine sales fees	8,815	8,840
Accrued Lingang construction fees	24,191	28,103
Individual income tax payable	12,027	11,975
Payments for investments	4,750	4,729
Dividends payable	7,578	—
Others	12,474	13,443
Total other payables and accrued expenses	$126,787	$121,657
Warranties
The Company provides standard warranties on its products. The liability amount is based on actual historical warranty spending activity by type of product, customer, and geographic region, modified for any known differences such as the impact of product reliability improvements.
Changes in the Company’s accrued warranty were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$13,242	$11,339	$12,710	$9,834
Additions	3,172	2,802	5,706	5,098
Utilized	(2,870)	(2,868)	(4,872)	(3,659)
Balance at end of period	$13,544	$11,273	$13,544	$11,273

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 10 – LONG-TERM BORROWINGS

At June 30, 2025 and December 31, 2024, long-term borrowings consisted of the following:

`	June 30,	December 31,
	2025	2024
Loan from China Merchants Bank	$16,867	$11,475
Loan from Agricultural Bank of China	16,571	13,020
Loans from Bank of China	38,247	28,258
Loan from Bank of Shanghai	—	13,920
Loans from China CITIC Bank	55,807	27,775
Loan from China Everbright Bank	55,774	55,549
Loan from Industrial and Commercial Bank of China	41,864	—
Less: Current portion	(62,139)	(44,472)
Total	$162,991	$105,525

In June 2025, ACM Shanghai entered into a long-term loan facility, of $5,588 from Bank of China, and drew down the full amount. The loan carries interest at 65 basis points below the one-year PBOC benchmark rate resulting in an effective interest rate of 2.4% for the six months ended June 30, 2025. Principal repayments shall be made in 6 installments beginning June 2025, with final maturity in June 2028. Certain covenants for the facility require ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.

In January 2025, ACM Research entered into a long-term loan facility, of $27,940 from China CITIC Bank, of which it drew the full amount. The loan carries interest at 50 basis points above the one-year PBOC benchmark rate. As of June 30, 2025, the effective interest rate on this obligation was 3.6%. Principal repayments shall be made in 6 installments beginning January 2025, with final maturity in January 2028.

In November 2024, ACM Shanghai entered into a long-term loan facility of $41,910 from Industrial and Commercial Bank of China for the purpose of funding its working capital. In February 2025, ACM Shanghai drew down $20,955 under this facility for ACM Shanghai's project expenditures. In April 2025, ACM Shanghai drew down another $20,955 under this facility. The loan carries interest at 75 basis points below the one-year PBOC benchmark rate, resulting in an effective rate of 2.4% for the six months ended June 30, 2025. Principal repayment shall be made in 6 installments beginning May 2025, with final maturity in November 2027.

In November 2024, ACM Shanghai entered into a long-term loan facility of $139,700 from Bank of China for its project expenditures. In February 2025, ACM Shanghai drew down $953 under this facility. In the second quarter of 2025, ACM Shanghai drew down $3,465 under this facility. The loan carries interest at 90 basis points below the five-year PBOC benchmark rate, resulting in an effective rate of 2.7% for the six months ended June 30, 2025. Principal repayment shall be made in 12 installments till December 2028, with final maturity in June 2034. Certain covenants for the facility require ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.

In August 2024, ACM Shanghai entered into a long-term loan facility, of $139,700, from China Merchants Bank for project expenditures. In January 2025, ACM Shanghai drew down $3,005 under this facility. In the second quarter of 2025, ACM Shanghai drew down $3,213 under this facility. The loan carries interest at 65 basis points below the five-year PBOC

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
benchmark rate, resulting in an effective rate of 3.0%, for the six months ended June 30, 2025. Principal repayments shall be made in 14 installments beginning February 2028, with final maturity in August 2034. Certain covenants for the facility require ACM Shanghai to either repay 50% of the outstanding principal within two months, or repay the loan in accordance with revised payment schedule, if ACM Shanghai does not complete, within three years after the initial drawdown, or before January 2028, a Private Offering with more than RMB 900,000 of proceeds.

In April 2024, ACM Lingang entered into a long-term loan facility, of $41,910 from the Agricultural Bank of China. ACM Shanghai drew down $13,067 in 2024 and further drew down $3,492 under this facility in the second quarter of 2025. The loan carries interest at 107 basis points below the five-year PBOC benchmark rate. As of June 30, 2025, the effective interest rate on this obligation was 2.4%. Principal repayments shall be made in 18 installments beginning November 2025, with final maturity in April 2034.

As of June 30, 2025 and December 31, 2024, the total carrying amount of long-term loans was $225,130 and $149,997, compared with an estimated fair value of $208,940 and $141,264, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement).
Scheduled principal payments for the outstanding long-term loans, including the current portion, as of June 30, 2025 are as follows:

Year Ending December 31
Remainder of 2025	$29,896
2026	34,262
2027	100,384
2028	45,332
2029 and thereafter	15,256
$225,130

NOTE 11 – LONG-TERM INVESTMENTS

On April 22, 2024, ACM Shanghai entered into an investment agreement with Ninebell and in December 2024, paid consideration of $16,737 which represented 20% equity interests of Ninebell. The share certificate was issued on January 1, 2025. After the share purchase transaction closed on January 1, 2025, the Company owned 36.2% equity interests of Ninebell.

The Company’s long-term investment balance primarily consisted of the following:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Initial investment dates	Investment entity	Percent ownership by ACM and subsidiaries	Investment purchase price
Equity investee
Ninebell	September 2017	ACM Research	20.0%	$1,200
Ninebell	January 2025	ACM Shanghai	20.0%	$16,737
Wooil Flucon Co., ("Wooil")	August 2022	ACM Singapore	20.0%	$1,000
Hefei Shixi ChanhengIntegrated Circuit IndustryVenture Capital FundPartnership (LP) (“Hefei Shixi”)	September 2019	ACM Shanghai	10.0%	RMB 30,000 ($4,200)
Shengyi Semiconductor Technology Co., Ltd. ("Shengyi")	June 2019	ACM Shanghai	14.0%	$109
Company D	February 2024	ACM Shanghai	14.3%	RMB 30,000 ($4,230)
Investments accounted for using measurement alternative:
Shengyi	September 2023	ACM Shanghai	1.0%	RMB 6,100 ($900)
Company A	September 2023	ACM Shanghai	4.4%	RMB 30,000 ($4,200)
Company B	November 2023	ACM Shanghai	1.2%	RMB 6,600 ($930)
Company C	February 2024	ACM Shanghai	5.0%	RMB 12,500 ($1,760)
Company E	April 2024	ACM Shanghai	0.6%	RMB 10,000 ($1,403)
Company F	December 2024	ACM Shanghai	16.7%	RMB 10,000 ($1,391)
Available for sale debt securities:
Company G	December 2024	ACM Shanghai	2.9%	RMB 30,000 ($4,179)

The Company’s long-term investment balance consisted of the following:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

Equity investee:	June 30, 2025	December 31, 2024
Ninebell	$26,444	$7,862
Wooil	919	936
Shengyi	3,765	2,775
Hefei Shixi	4,813	4,798
Company D	4,191	4,173
Subtotal	40,132	20,544
Investments accounted for using measurement alternative:
Shengyi	848	845
Company A	4,191	4,173
Company B	922	918
Company C	1,746	1,739
Company E	1,397	1,391
Company F	1,397	1,391
Other	699	696
Subtotal	11,200	11,153
Available for sale debt securities:
Company G	4,191	4,173
Others	1,200	1,193
Total	$56,723	$37,063

NOTE 12 – SHORT-TERM INVESTMENTS
At June 30, 2025 and December 31, 2024, the components of short-term investments were as follows:

	June 30, 2025	December 31, 2024
Short-term investments listed in Shanghai Stock Exchange
Cost	$17,807	$17,731
Market value	21,115	19,373
For the three and six months ended June 30, 2025 and 2024, the net gains (losses) recognized on equity securities were as follows:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gain (loss) recognized on short-term investments still held at June 30	$2,730	$1,031	$1,648	$(1,564)
Net gains realized on short-term investments	54	—	54	273
Total gain (loss) recognized on short-term in investments	$2,784	$1,031	$1,702	$(1,291)

For the three and six months ended June 30, 2025, the Company received dividends of $54 and $54 from short-term investments.

For the three and six months ended June 30, 2024, the Company recognized a realized gain of $0 and $273 in proceeds from the sale of short-term investments.
NOTE 13 – RELATED PARTY BALANCES AND TRANSACTIONS
Ninebell
Ninebell is an equity investee of ACM and ACM Shanghai (note 11) and is the Company’s principal supplier of robotic delivery system subassemblies used in single-wafer cleaning equipment. The Company purchases equipment from Ninebell for production in the ordinary course of business. The Company pays for a portion of the equipment in advance and is obligated to pay the remaining amounts upon receipt of the product.
Shengyi
Shengyi is an equity investee of ACM Shanghai (note 11) and is one of the Company’s component suppliers in mainland China. The Company purchases components from Shengyi for production in the ordinary course of business. The Company incurs a service fee related to installation and hook-up fees which is recorded within cost of revenue on the Company’s condensed consolidated statements of comprehensive income. The Company pays for a portion of the raw materials in advance and is obligated to pay the remaining amount upon receipt of the product.
All related party outstanding balances are short-term in nature and are expected to be settled in cash.
The following tables reflect related party transactions in the Company’s condensed consolidated financial statements:

Advances to related parties	June 30, 2025	December 31, 2024
Ninebell	$244	$1,024
Shengyi	438	—
Total	$682	$1,024

Accounts payable	June 30, 2025	December 31, 2024
Ninebell	$13,628	$10,830
Shengyi	6,199	5,303
Total	$19,827	$16,133

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Purchases of materials	2025	2024	2025	2024
Ninebell	$18,201	$13,778	$27,013	$27,930
Shengyi	4,082	2,349	5,986	3,341
Total	$22,283	$16,127	$32,999	$31,271

	Three Months Ended June 30,		Six Months Ended June 30,
Service fee charged by	2025	2024	2025	2024
Shengyi	$1,626	$154	$1,899	$227
NOTE 14 – COMMON STOCK
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
At June 30, 2025 and December 31, 2024, the number of shares of Class A common stock issued and outstanding was 59,096,971 and 57,938,885, respectively.
At June 30, 2025 and December 31, 2024, the number of shares of Class B common stock issued and outstanding was 5,021,811 and 5,021,811, respectively.
NOTE 15 – STOCK-BASED COMPENSATION

During the six months ended June 30, 2025, the Company issued option grants for 72,000 shares to employees and board members under its 2016 Omnibus Incentive Plan. The share-based awards are accounted for as equity awards, are only subject to service vesting conditions, and vest over a period of 4 years for employees and 0.25 year for board members. The Company did not grant any non-employee stock options during the six months ended June 30, 2025.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Fair value of share of common stock(1)	$24.33-$29.18	$23.02-$31.92
Expected term in years(2)	5.50-6.25	5.81-6.25
Volatility(3)	83.14%-83.28%	84.87%-85.48%
Risk-free interest rate(4)	4.18%-4.25%	4.23%-4.49%
Expected dividend(5)	—%	—%
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
(5) Expected dividend is assumed to be nil as ACM has no history or expectation of paying a dividend on its Class A common stock.
The following table summarizes the components of stock-based compensation expense included in the condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense:
Cost of revenue	$356	$792	$885	$1,573
Sales and marketing expense	2,096	3,024	4,253	6,051
Research and development expense	2,580	4,206	5,355	8,709
General and administrative expense	4,738	6,320	9,094	12,578
Total stock-based compensation expense	$9,770	$14,342	$19,587	$28,911

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

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences, including stock based compensation, deemed dividend income under Subchapter F of the U.S. Internal Revenue Code of 1986, as amended (Subpart F), and global intangible low-taxed income (GILTI) inclusions, and R&D super deduction. As a result, the Company recorded income tax expense of $4,044 and $13,705 during the six months ended June 30, 2025 and 2024, respectively. The decrease in the Company's effective income tax rate for the six months

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
ended June 30, 2025 compared to the same period of the prior year was primarily due to a lower estimated effective tax rate for ACM Shanghai and other factors.

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

The Company had total unrecognized tax benefits of $16,774 as of June 30, 2025 and December 31, 2024. If recognized, the net impact to the effective rate would be $16,638. The Company does not expect any reversal of unrecognized tax benefits in the next 12 months. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. For the six months ended June 30, 2025 and 2024, $2,664 and $677 of interest and penalties was recognized, respectively.

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

The Company's four mainland China subsidiaries, ACM Shanghai, ACM Wuxi, ACM Beijing, and ACM Lingang, are liable for mainland China corporate income taxes at the rates of 15%, 25%, 25% and 25%, respectively. Pursuant to the Corporate Income Tax Law of mainland China, the Company's mainland China subsidiaries generally would be liable for mainland China corporate income taxes at a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, 2021, and 2024 effective until December 31, 2026.
NOTE 17 – COMMITMENTS AND CONTINGENCIES
As of June 30, 2025, the Company had $1,994 of open capital commitments to construction contracts.
Covenants in ACM Lingang’s Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Lingang pay liquidated damages in the event that within 6 years after the land use right is obtained in July 2020, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to mainland China at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.
Legal Matters
In the normal course of business, the Company is subject to contingencies, including legal proceedings, investigations, and environmental claims arising out of the normal course of business that relate to a wide range of matters, including among others, contracts breach liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. Some of these contingencies involve claims that are subject to substantial uncertainties and un-estimable damages.
In 2025, ACM's subsidiary, ACM Korea, received inquiries from the Seoul Customs Office regarding certain goods produced and shipped by ACM Korea to overseas markets. ACM Korea is fully cooperating, and has responded to follow-up requests for additional information. The investigation is on-going and in its preliminary stages, and as such, this matter is subject to uncertainties and further developments as it proceeds. Although the Company cannot predict the outcome of this, or any other related governmental inquiries or proceedings that may occur, the Company does not believe at this time it will have a material effect on its consolidated financial condition or results of operations.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The Company’s management has evaluated all other proceedings and claims that existed as of June 30, 2025. In the opinion of management, except with respect to the ACM Korea customs matter described above, no provision for liability nor disclosure was required as of June 30, 2025 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
As of June 30, 2025, the Company had no material outstanding legal proceedings.
NOTE 18 – SEGMENT INFORMATION

The Company identifies operating segments according to how the business activities are managed and evaluated. The Company’s chief operating decision maker (“CODM”) has been identified as ACM’s Chief Executive Officer. The Company's operating segments include ACM Research and ACM Shanghai. As the Company is engaged in the development, manufacture and sale of capital equipment to global semiconductor manufacturers, and each of the operating segments share similar economic and other qualitative characteristics, the results of the Company’s operating segments are aggregated into one reportable segment.

The CODM assesses financial performance for the Company and decides how to allocate resources based on consolidated revenue, gross margin and income from operations. The CODM considers forecasts and actual results on a regular basis when assessing the operating results and making resource decisions. The allocation decisions include top down targets for research and development, sales and marketing, and general and administration expenses, and also specific budgets for research and development on new product initiatives, or sales and marketing to target specific customer or geographic regions.

Significant expenses within income from operations, as well as within net income, include consolidated cost of revenue, sales and marketing, research and development, and general and administrative, and which are each separately presented in the Company’s condensed consolidated statements of comprehensive income. Other segment items within net income include interest income, interest expense, income (loss) from equity method investments and other expense (income), net, which are each separately presented on the Company’s condensed consolidated statements of comprehensive income.

Revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment, and right-of-use assets and are attributed to the geographic location in which the respective asset is located.

Long-lived assets by geographic region were as follows:

	June 30, 2025	December 31, 2024
Long-lived assets by geography:
Mainland China	$296,545	$287,888
South Korea	9,535	10,358
United States	8,918	8,973
Total	$314,998	$307,219
NOTE 19 – STATUTORY SURPLUS RESERVE
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with mainland China GAAP until the reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds was $30,514 as of both June 30, 2025 and December 31, 2024, and is presented as statutory surplus reserve on the Company’s condensed consolidated balance sheets.

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

ACM Research is not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 81.1% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other mainland China central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Select Market. This determination was based on the aforementioned facts and mainland China Company Law, mainland China Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in mainland China currently in effect. However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research. See “Item IA. Risk Factors—Risks Related to International Aspects of Our Business—If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, or if we inadvertently conclude that permissions or approvals are not required, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless” in our Report on Form 10-K for the year ended December 31, 2024.

In addition, in the ordinary course of business, ACM Shanghai is required to obtain certain operating permits and licenses necessary for us to operate in mainland China, including business licenses, certifications relating to quality management standards, import and export-related qualifications from customs, as well as environmental and construction permits, licenses and approvals relating to construction projects. We believe ACM Shanghai has all such required permits and licenses. However, from time to time mainland China government issues new regulations, which may require additional actions on the part of ACM Shanghai to comply. If ACM Shanghai does not, or is unable to, obtain any such additional permits or licenses, ACM Shanghai may be subjected to restrictions and penalties imposed by the relevant mainland China regulatory authorities, and it could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless.

The following chart depicts our corporate organization as of June 30, 2025:
A detailed description of how cash is transferred through our organization is set forth under “Note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents” to our condensed consolidated financial statements included in this report.

The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the Public Company Accounting Oversight Board, or the PCAOB, determine whether it is unable to inspect or completely investigate registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction. Under current regulations, if ACM Research were to be included on the U.S. Securities and Exchange Commission’s (“SEC”) "Conclusive list of issuers identified under the HFCA Act" for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless. See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms, such as our prior and current audit firms, operating in mainland China” in our Report on Form 10-K for the year ended December 31, 2024 for more information.

Effective on December 2, 2024, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) promulgated a final rule naming a number of companies to the BIS Entity List (the "BIS Entity List"). Among the 140 companies added to the BIS Entity List were two subsidiaries of ACM Research, ACM Shanghai, located in the People’s Republic of China, and ACM Korea, a direct subsidiary of ACM Shanghai, which is located in South Korea, and other related entities. In general terms, the new BIS Entity List designations prohibit any party worldwide from furnishing hardware, software, or technologies that are subject to U.S. export controls jurisdiction, directly or indirectly to ACM Shanghai or ACM Korea without obtaining authorization. See “Item 1A. Risk Factors—Regulatory Risks—Our operations in mainland China and South Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List” in our Report on Form 10-K for the year ended December 31, 2024, for more information.

On November 15, 2024, the U.S. Department of the Treasury published a final rule implementing a framework for the regulation of outbound foreign investment from the United States. The new program, known as the Outbound Investment Security Program (“OISP”) was codified in the United States Code of Federal Regulations at 31 C.F.R. Part 850, effective as of January 2, 2025. The OISP marks a shift in U.S. economic policy, as historically the United States government declined to restrict outbound investment from the United States for national security reasons. Going forward, the investment activities of multinational companies, including ACM Research are subject to both Committee on Foreign Investment in the United States (“CFIUS”) and OISP requirements, which together will limit cross-border investment opportunities, especially as they relate to China. See “Item 1A. Risk Factors—Regulatory Risks—The U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities outside the United States that could otherwise be advantageous to our stockholders” in our Report on Form 10-K for the year ended December 31, 2024, for more information.

In addition to the matters discussed above, we are also subject to a number of legal and operational risks associated with our corporate structure, including, as the result of a substantial portion of our operations being conducted in mainland China. Consequences of any of those risks could result in a material adverse change in our operations or cause the value of ACM Research Class A common stock to significantly decline in value or become worthless. Please carefully read the information included in “Item 1A. Risk Factors” in our Report on Form 10-K for the year ended December 31, 2024, in particular, the risk factors addressing the following issues:

• If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, or if we inadvertently conclude that such permissions or approvals are not required, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operations of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless.
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

Past statements and regulatory actions by mainland China central government authorities with respect to the use of VIEs and to data security and anti-monopoly concerns have not affected our ability to conduct our business operations in mainland China. For further information, see “Item 1A. Risk Factors —Risks Related to International Aspects of Our Business” in our Report on Form 10-K for the year ended December 31, 2024, for more information.

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

Since 2009 we have delivered more than 1,255 tools to our customers, more than 1,050 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue for us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.
We estimate, based on third-party reports and on customer and other information, that our current product portfolio addresses approximately $20 billion of the 2025 global wafer fab equipment, or WFE, market. By product line, we estimate an approximately $7.0 billion market opportunity is addressed by our wafer cleaning equipment, $5.1 billion by our Plasma-Enhanced Chemical Vapor Deposition, or PECVD, equipment, $2.9 billion by our Track equipment, $2.6 billion by our furnace equipment, $1.4 billion by our electro-chemical plating, or ECP, equipment, and more than $1.2 billion by our stress-free polishing, advanced packaging, wafer processing, and other processing equipment.
Gartner estimates the total worldwide semiconductor Wafer Fab Equipment ("WFE") market grew by 8.6% from $102.8 billion in 2023 to $111.6 billion in 2024, and estimates will increase by 4.7% to $116.8 billion in 2025. Gartner estimates

China WFE grew by 21.1%, from $33.3 billion in 2023 to $40.4 billion in 2024, and is expected to decrease by 17.1% to $33.5 billion in 2025.1
Recent Developments

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

ACM Research estimates that if consummated in full, the proposed Private Offering would generate gross proceeds of up to RMB 4.5 billion ($642.2 million) to ACM Shanghai, whose management would have broad discretion over the use of such proceeds. It is unlikely that any of such proceeds would be distributed to ACM Research. ACM Research's equity interest in ACM Shanghai, if the proposed Private Offering is consummated in full, would decline from 81.1% to approximately 74.6%. As of June 30, 2025 and the date of this report, the proposed Private Offering has not been completed.
ACM Shanghai Dividend & Share Repurchase

On June 12, 2025, ACM Shanghai held its Annual Stockholder Meeting in Shanghai, China. During this meeting, ACM Shanghai approved and adopted various resolutions, including a proposed dividend to be paid to the stockholders of ACM Shanghai for an aggregate total of approximately RMB 288.3 million (approximately $40.1 million based on currency exchange rates as of June 12, 2025). The payment is expected to be paid by the end of 2025.

ACM Research owns 81.1% of the outstanding shares of ACM Shanghai. It is possible that ACM Shanghai may not pay the dividend per the approved resolutions, and even if paid, the net amount and the timing of any proceeds to be repatriated by ACM Research to the United States would be uncertain. If the proposed dividend is paid, ACM Research intends to use the net proceeds, if any, for working capital and general corporate purposes.

During the three-months ended June 30, 2025, ACM Shanghai repurchased 443,400 of its shares traded on the Shanghai Stock Exchange for total consideration of $7.0 million. These shares have not been cancelled.
Mainland China Government Research and Development Funding

Since 2008, ACM Shanghai has received various government grants for the development and commercialization of certain technologies, and the development of the R&D and production center in the Lingang Special Area of Shanghai.

The governmental grants contain certain operating conditions, and we are required to complete a government due diligence process once the project is complete. The grants therefore are recorded as long-term liabilities upon receipt, although we are not required to return any funds received by ACM Shanghai.

Grant amounts are recognized in our condensed consolidated statements of comprehensive income as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. Such subsidies included in our condensed consolidated statements of comprehensive income were $0.5 million and $0.1 million, in the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $0.6 million in the six months ended June 30, 2025 and 2024, respectively.
•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. Government subsidies related to VAT reduction are credited to income in
1 The information contains statistical data and estimates, including forecasts, that are based on information provided by Gartner®, "Forecast: Semiconductor Capital Spending, Wafer Fab Equipment and Capacity, Worldwide, 2Q25 Update, Bob Johnson et al., 29 July 2025."

the period received. Such subsidies included in our condensed consolidated statements of comprehensive income were $0.4 million and $0.0 million, in the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $1.8 million in the six months ended June 30, 2025 and 2024, respectively.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in our Report on Form 10-K for the year ended December 31, 2024 and is updated in note 2 to the condensed consolidated financial statements included in this report.
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

We believe that the assumptions, judgments and estimates involved in the accounting for the following accounting policies have the greatest potential impact on our condensed consolidated financial statements, and we therefore consider these to be our critical accounting estimates. For information on our significant accounting policies, see note 2 in the notes to our condensed consolidated financial statements in Part I, Item 1 of this report and in note 2 to the Consolidated Financial Statements in Part II, Item 8 in our Report on Form 10-K for the year ended December 31, 2024, which describes the significant accounting policies and methods used in the preparation of the our financial statements. There have been no material changes to the critical accounting estimates included in our Form 10-K for the year ended December 31, 2024.

Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.5	52.2	51.8	50.4
Gross margin	48.5	47.8	48.2	49.6
Operating expenses:
Sales and marketing	10.3	8.5	9.9	8.8
Research and development	15.7	12.8	15.8	14.1
General and administrative	7.8	7.9	7.7	9.0
Total operating expenses	33.8	29.2	33.4	31.9
Income from operations	14.7	18.6	14.8	17.7
Interest income, net	1.1	0.7	1.0	0.7
Realized gain on short-term investments	—	—	—	0.1
Unrealized gain (loss) on short-term investments	1.3	0.5	0.4	(0.4)
Other (expense) income, net	(0.2)	0.7	(0.2)	1.3
Income (loss) from equity method investments	0.8	(0.3)	0.7	(0.3)
Income before income taxes	17.7	20.2	16.7	19.1
Income tax expense	(0.9)	(4.6)	(1.0)	(3.9)
Net income	16.8	15.6	15.7	15.2
Less: Net income attributable to non-controlling interests	3.0	3.6	2.9	3.3
Net income attributable to ACM Research, Inc.	13.8%	12.0%	12.8%	11.9%
Comparison of Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$154,961	$153,221	1.1%	$1,740
ECP (front-end and packaging), furnace and other technologies	48,016	38,962	23.2%	9,054
Advanced packaging (excluding ECP), services & spares	12,395	10,297	20.4%	2,098
Total Revenue by Product Category	$215,372	$202,480	6.4%	$12,892
The increase in revenue for three months ended June 30, 2025 as compared to the same period in 2024 reflects higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, ECP (front-end and packaging), furnace and other technologies, and Advanced packaging (excluding ECP), services and spares. We attribute the increase to a longer term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market together with the market share changes and product cycles.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Cost of revenue	$110,911	$105,696	4.9%	$5,215
Gross profit	104,461	96,784	7.9%	$7,677
Gross margin	48.5%	47.8%	0.7%	70 bps
Cost of revenue and gross profit increased due to the increased sales volume, and a slight increase in gross margin. The change in gross margin versus the prior-year period was primarily due to revenue mix between product categories. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 42.0% and 48.0% for the foreseeable future.
Operating Expenses

	Three Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Sales and marketing expense	$22,102	$17,135	29.0%	$4,967
Research and development expense	33,817	25,968	30.2%	7,849
General and administrative expense	16,848	16,088	4.7%	760
Total operating expenses	$72,767	$59,191	22.9%	$13,576

Sales and marketing expense increased due to a $3.0 million increase in commissions, professional services, travel and entertainment, outside services and other expenses and a $2.9 million increase in personnel costs, offset by a $0.9 million decrease in stock-based compensation.

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
Research and development expense increased due to an increase of $6.1 million in costs of components for tools built for product development purposes, an increase of $2.3 million in personnel and travel and entertainment costs, and a net increase of $1.0 million in depreciation, outside services and other costs, offset by a decrease of $1.6 million in stock-based compensation.

Research and development expense represented 15.7% and 12.8% of our revenue in the three months ended June 30, 2025 and 2024, respectively. Excluding grant amounts received from mainland China governmental authorities (see "Mainland China Government Research and Development Funding’’), gross research and development expense totaled $34.3 million, or 15.9% of total revenue, in the three months ended June 30, 2025 as compared to $26.1 million, or 12.9% of revenue, in the corresponding period in 2024.
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

General and administrative expense increased primarily reflecting a $1.7 million net increase in personnel costs, professional services costs, and other costs related to general and administrative expenses and a $0.6 million increase in allowance for credit losses offset by a $1.6 million decrease in stock-based compensation.

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
Interest income, Interest expense, and Other (expense) income, net

	Three Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Interest Income	$4,013	$2,381	68.5%	$1,632
Interest Expense	(1,757)	(932)	88.5%	(825)
Other (expense) income, net	(346)	1,357	(125)%	(1,703)

Interest income consists of interest earned on our cash and cash equivalents, restricted cash accounts, and time deposits and interest expense is incurred on our borrowings. The change in interest income is a result of changes in balances of cash, cash equivalents, time deposits, while the change in interest expense is due to borrowings, together with changes in interest rates on the respective balances.
Other (expense) income, net primarily reflects (a) loss recognized from the impact of exchange rates on our working-capital which was $(0.9) million for the three months ended June 30, 2025 compared to $2.4 million recognized from the impact of exchange rates on our working capital for the three months ended June 30, 2024, and (b) government subsidies, as described under “Mainland China Government Research and Development Funding” above, and other factors.
Realized gain on short-term investment, and income (loss) from equity method investments

	Three Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Realized gain on short term investments	$54	$—	100.0%	$54
Unrealized gain on short term investments	2,730	1,031	164.8%	1,699
Income (loss) from equity method investments	1,773	(695)	(355.1)%	2,468
Realized gain on short-term investments includes dividends received during the period. The unrealized on short-term investments is based on a change in the market value of ACM Shanghai’s short-term investments (note 12). Income (loss) from equity investments is due to an increase of net income from investments in affiliates (note 13).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Three Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Income tax expense	$(1,891)	$(9,336)

The tax expense for the three months ended June 30, 2025 primarily resulted from the tax effect of a decrease in our effective income tax rate applied to a slight decrease in operating profit for the period. The decrease in our effective income tax rate for the six months ended June 30, 2025 compared to the same period of the prior year was primarily due to a lower estimated effective tax rate for ACM Shanghai and other factors.

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
Net Income Attributable to Non-Controlling Interests

	Three Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Net income attributable to non-controlling interests	$6,510	$7,189	(9.4)%	$(679)

ACM Research owns 81.1% of ACM Shanghai’s (note 1) outstanding shares, which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Three Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Foreign currency translation adjustment	$3,905	$116	3,266.4%	$3,789
The foreign currency translation adjustment is primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Three Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Comprehensive income attributable to non-controlling interests	$7,250	$7,210	0.6%	$40

Comprehensive income attributable to non-controlling interests was comparable period over period.

Comparison of Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$284,530	$262,691	8.3%	$21,839
ECP (front-end and packaging), furnace and other technologies	75,646	64,762	16.8%	10,884
Advanced packaging (excluding ECP), services & spares	27,543	27,218	1.2%	325
Total Revenue by Product Category	$387,719	$354,671	9.3%	$33,048
The increase in revenue reflects higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, and ECP (front-end and packaging), furnace and other technologies and Advanced packaging (excluding ECP), services and spares. We attribute the increase to a longer-term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market together with the market share changes and product cycles.

Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Cost of revenue	$200,708	$178,766	12.3%	$21,942
Gross profit	187,011	175,905	6.3%	11,106
Gross margin	48.2%	49.6%	(1.4)%	(140 bps)
Cost of revenue and gross profit increased due to the increased sales volume, partly offset by a decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories, and a higher provision for inventory.
Operating Expenses

	Six Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Sales and marketing expense	$38,445	$31,308	22.8%	$7,137
Research and development expense	61,320	49,886	22.9%	11,434
General and administrative expense	29,775	31,886	(6.6)%	(2,111)
Total operating expenses	$129,540	$113,080	14.6%	$16,460

Sales and marketing expense increased due to a $5.4 million in increased personnel costs, a net increase of $2.7 million in outside services and other expenses, and a net increase of $2.4 million for commissions and travel and entertainment, offset by a $1.8 million decrease in stock-based compensation and $1.7 million decrease in promotional tools.
Research and development expense increased due to a $7.1 million increase in costs of components for tools built for product development purposes, a $5.8 million increase in personnel costs, and a net increase of $1.9 million in depreciation, outside services and other R&D-related costs, offset by a decrease of $3.4 million in stock-based compensation.
Research and development expense represented 15.8% and 14.1% of our revenue in the six months ended June 30, 2025 and 2024, respectively. Excluding grant amounts received from mainland China governmental authorities (see "Mainland China Government Research and Development Funding"), gross research and development expense totaled $62.1 million, or 16.0% of total revenue, in the six months ended June 30, 2025 as compared to $50.5 million, or 14.2% of revenue, in the corresponding period in 2024.
General and administrative expense decreased primarily reflecting a $3.5 million decrease in stock-based compensation, a $0.6 million decrease in allowance for credit losses, and a $0.6 million decrease in other costs related to general and administrative expenses, partially offset by a $2.6 million net increase in personnel and professional services costs.

Interest income, Interest expense and Other (expense) income, net

	Six Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Interest Income	$7,352	$4,155	76.9%	$3,197
Interest Expense	(3,315)	(1,715)	93.3%	(1,600)
Other (expense) income, net	(608)	4,437	(113.7)%	(5,045)

The change in interest income is a result of changes in balances of cash, cash equivalents, time deposits, while the change in interest expense is due to borrowings, together with changes in interest rates on the respective balances.
Other (expense) income, net primarily reflects (a) loss recognized from the impact of exchange rates on our working-capital which was $(1.5) million for the six months ended June 30, 2025 compared to $2.7 million for the six months ended June 30, 2024, and (b) government subsidies, as described under “Mainland China Government Research and Development Funding” above, and other factors.
Realized gain on short-term investments, and income (loss) from equity method investments

	Six Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Realized gain on short-term investments	$54	$273	(80.2)%	$(219)
Unrealized gain (loss) on short-term investments	1,648	(1,564)	(205.4)%	3,212
Income (loss) from equity method investments	2,725	(1,215)	(324.3)%	3,940
Realized gain on short-term investments includes dividends and net gains from sales of short-term investments during the period. The unrealized gain (loss) is based on a change in market value of ACM Shanghai’s short-term investments (note 12). Income (loss) from equity investments is derived from net income from investments in affiliates (note 13).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Income tax expense	$(4,044)	$(13,705)

The tax expense for the six months ended June 30, 2025 primarily resulted from the tax effect of a decrease in our effective income tax rate applied to a decrease in operating profit for the period. The decrease in our effective income tax rate for the six months ended June 30, 2025 compared to the same period of the prior year was primarily due to a lower estimated effective tax rate for ACM Shanghai and other factors.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and its effect on our consolidated financial statements, which we expect to begin reflecting in the three month period ended September 30, 2025.
Net Income Attributable to Non-Controlling Interests

	Six Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Net income attributable to non-controlling interests	$11,143	$11,848	(6.0)%	(705)
Foreign currency translation adjustment

	Six Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Foreign currency translation adjustment	$5,655	$(6,713)	(184.2)%	12,368
The foreign currency translation adjustment is primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Six Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Comprehensive income attributable to non-controlling interests	$12,207	$10,616	15.0%	$1,591

Comprehensive income attributable to non-controlling interests for the six months ended June 30, 2025 increased by $1.6 million as compared to the same period in 2024, reflecting a change in net income attributable to the non-controlling interests for the period together with the impact of foreign exchange rate fluctuations on the cumulative balance.
Liquidity and Capital Resources

During the first six months of 2025, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions, and our loan from China CITIC Bank. Cash and cash equivalents, restricted cash, and time deposits were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$452,886	$411,310
Short-term time deposits	31,019	17,277
Long-term time deposits	—	13,275
Total	$483,905	$441,862

The $42.0 million increase in cash and time deposits was primarily driven by $111.0 million net cash provided by financing activities, and a $2.2 million increase from the effect of exchange rate on cash, cash equivalents, restricted cash and non-cash items, offset by $39.6 million of cash used in operations, and $31.6 million of net cash used in investing activities, excluding the change in net cash related to time deposits.

Our future working capital needs beyond the next twelve months will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, the timing and magnitude of our capital expenditures, and the timing of investment in our research and development as well as sales and marketing costs. We believe our existing cash and cash equivalents, time deposits, cash flow from operating activities, and bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months from the issuance of this report.
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
Restrictions under mainland China laws and regulations as well as restrictions under ACM Shanghai’s bank loan agreements, may significantly restrict ACM Shanghai’s ability to transfer a portion of ACM Shanghai’s net assets to ACM Research, other subsidiaries of ACM Research and to holders of ACM Research Class A common stock. See “Item 1A. Risk Factors – Regulatory Risks – Mainland China's currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of mainland China, which could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, otherwise fund and conduct our business, or pay dividends on our common stock” in our Report on Form 10-K for the year ended December 31, 2024.

For the six months ended June 30, 2025 and 2024, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.

Our cash and cash equivalents at June 30, 2025 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders. The use of proceeds raised by the STAR Market IPO, without further approvals, are limited to specific usage. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.
ACM Research has never declared or paid cash dividends on our capital stock. ACM Research intends to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.
Cash Flow (Used in) Provided by Operating Activities. Net cash (used in) provided by operating activities during the six months ended June 30, 2025 and 2024 consisted of:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net Income	$61,283	$53,491
Non-cash operating lease cost	2,081	2,004
Provision for inventory	5,625	3,009
Provision for credit losses	1,435	1,954
Depreciation and amortization	6,356	4,684
(Income) loss from equity method investments	(2,725)	1,215
Unrealized (gain) loss on short-term investments	(1,648)	1,564
Deferred income taxes	(7,451)	(720)
Stock-based compensation	19,587	28,911
Dividends from unconsolidated affiliates	—	600
Realized gain on short-term investment	—	(273)
Others	1,086	(1)
Net changes in operating assets and liabilities	(125,248)	(44,496)
Net cash (used in) provided by operating activities	$(39,619)	$51,942
Significant net changes in operating asset and liability accounts primarily include the following:
•uses of cash: a $52.9 million increase in inventories, net, a $44.5 net increase in accounts receivable, net, a $24.4 million decrease in advances from customers, a $6.4 million increase in prepaid expenses and other current assets, $2.4 million decrease in other liabilities which includes long-term operating leases, other long-term liabilities, other payables, and accrued expenses, and a $12.6 million decrease in income taxes payable.
• sources of cash: a $7.7 million increase in accounts payable, a $5.1 million increase in deferred revenue, and a $3.7 million increase in accounts payable to related parties.
Cash Flow Used in Investing Activities. Net cash used in investing activities, excluding the change in net cash related to time deposits, for the six months ended June 30, 2025 was ($31.6 million), primarily consisting of purchase of property, plant and equipment, and intangible assets.

Cash Flow Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2025 was $111.0 million, primarily consisting of $134.6 million in net proceeds from short-term and long-term borrowing (note 11), and $23.6 million proceeds from exercise of stock options, partly offset by ($40.4 million) net in repayments of short-term and long-term borrowings and $7.0 million used for purchase of shares held by ACM Shanghai.
We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with the following banks:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount (1)	Amount Outstanding at June 30, 2025
				(in thousands)
China CITIC Bank (2)	July 2023	Repayable by installments and the last installments repayable in December 2025	3.45%	RMB200,000	RMB99,700
				$27,940	$13,928
China CITIC Bank (2)	January 2025	Repayable by installments and the last installments repayable in January 2028	3.60%	RMB200,000	RMB200,000
				$27,940	$27,940
China Everbright Bank	December 2024	September 2027	2.60%	RMB600,000	RMB399,237
				$83,820	$55,774
China Merchants Bank	August 2024	August 2025	2.28%~2.6%	RMB200,000	RMB139,081
				$27,940	$19,430
Bank of China	September 2024	September 2025	2.35%-2.75%	RMB400,000	RMB382,220
				$55,880	$53,396
Shanghai Pudong Development Bank	December 2024	September 2025	2.60%	RMB300,000	NIL
				$41,910	$—
Industrial and Commercial Bank of China	November 2024	November 2027	2.35%	RMB300,000	RMB299,676
				$41,910	$41,864
China Merchants Bank	August 2024	August 2034	2.95%	RMB1,000,000	RMB44,540
				$139,700	$6,222
Bank of China	November 2024	November 2035	2.70%	RMB1,000,000	RMB31,641
				$139,700	$4,420
China Merchants Bank (3)	November 2020	Repayable by installments and the last installments repayable in November 2030	3.65%	RMB128,500	RMB76,202
				$17,951	$10,645
Agricultural Bank of China	April 2024	Repayable by installments and the last installments repayable in April 2034	2.53%-2.78%	RMB300,000	RMB118,613
				$41,910	$16,571

Bank of Shanghai	June 2025	June 2026	2.11%	RMB100,000	RMB100,000
				$13,970	$13,970
China CITIC Bank	August 2023	Repayable by installments and the last installments repayable in August 2025	3.10%	RMB100,000	RMB99,777
				$13,970	$13,939
			Total US Dollars	$674,541	$278,099
(1)Converted from RMB to dollars as of June 30, 2025.
(2)This China CITIC bank facility agreement is with ACM Research, Inc.
(3)The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”
Loan Covenants
In 2025, ACM Shanghai secured long-term loan facilities with China Merchants Bank (note 11) for ACM Shanghai’s project expenditures. The facilities contain certain covenants, which require ACM Shanghai to either repay 50% of the outstanding principal within two months, or repay the loan in accordance with an accelerated payment schedule, if ACM Shanghai does not complete, within three years after then initial drawdown, or before January 2028, a Private Offering with more than RMB900 millions of proceeds.

In 2025, ACM Shanghai secured long-term loan facilities with the Bank of China (note 11) and in April 2025, ACM Shanghai secured a short-term loan facility with the Bank of China (note 6) for ACM Shanghai’s project expenditures. The facility requires ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.
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

In exchange for its land use rights, ACM Lingang paid aggregate grant fees of RMB 61.7 million ($9.5 million), or the Grant Fees, and a performance deposit of RMB 12.3 million ($1.9 million), which is equal to 20% of the aggregate Grant Fees, to secure its achievement of the certain performance milestones. As of June 30, 2025, ACM Lingang had officially achieved the Construction Completion Milestone and the Production Start Milestones, and the performance deposit has been refunded in full (note 7). ACM Lingang has been notified that the Lingang Special Area Administration plans to enter into supplementary land grant agreements to officially adjust the performance terms, including the formal extension of Construction Completion and Production Start Milestones. Based on current expectations, ACM Lingang believes that no penalties will be incurred, however we cannot guarantee that outcome until the supplementary land grant agreements have been executed.
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
•We define “adjusted EBITDA” as net income excluding interest (net), income tax benefit (expense), depreciation and amortization, unrealized (gain) loss on short-term investments, and stock-based compensation. We define adjusted EBITDA to also exclude restructuring costs, although we have not incurred any such costs to date.
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
Shipments in the six months ended June 30, 2025 totaled $363.1 million, as compared to $448.2 million for the same period in 2024. Repeat tool shipments in the six months ended June 30, 2025 totaled $167.9 million, as compared to $230.4 million for same period in 2024. First tool shipments in the six months ended June 30, 2025 totaled $195.1 million, as compared to $217.7 million for the same period in 2024.
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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Six Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Adjusted EBITDA Data:
Net Income	$61,283	$53,491	14.6%	$7,792
Interest income, net	(4,037)	(2,440)	65.5%	(1,597)
Income tax expense	4,044	13,705	(70.5%)	(9,661)
Depreciation and amortization	6,356	4,684	35.7%	1,672
Stock based compensation	19,587	28,911	(32.3%)	(9,324)
Unrealized (gain) loss on short-term investments	(1,648)	1,564	(205.4%)	(3,212)
Adjusted EBITDA	$85,585	$99,915	(14.3%)	$(14,330)

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
Free Cash Flow
The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Six Months Ended June 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Free Cash Flow Data:
Net cash (used in) provided by operating activities	$(39,619)	$51,942	(176.3%)	$(91,561)
Purchase of property and equipment	(31,458)	(38,512)	(18.3%)	7,054
Purchase of short-term and long-term investments	—	(8,769)	(100.0%)	8,769
Free cash flow	$(71,077)	$4,661	NM	$(75,738)
The decrease in free cash flow for the six months ended June 30, 2025 as compared to the same period in 2024 reflected the factors driving net cash used in operating activities, a decrease of purchases of property and equipment, and long-term investment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.
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

	Six Months Ended June 30,
	2025			2024
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$387,719	$-	$387,719	$354,671	$-	$354,671
Cost of revenue	(200,708)	(885)	(199,823)	(178,766)	(1,573)	(177,193)
Gross profit	187,011	(885)	187,896	175,905	(1,573)	177,478
Operating expenses:
Sales and marketing	(38,445)	(4,253)	(34,192)	(31,308)	(6,051)	(25,257)
Research and development	(61,320)	(5,355)	(55,965)	(49,886)	(8,709)	(41,177)
General and administrative	(29,775)	(9,094)	(20,681)	(31,886)	(12,578)	(19,308)
Income (loss) from operations	$57,471	$(19,587)	$77,058	$62,825	$(28,911)	$91,736
Item 3.    Quantitative and Qualitative Disclosures About Market Risks
Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes in the first six months of 2025 to our market risks or to our management of such risks.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of June 30, 2025. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors

There were no material changes to the risk factors discussed in Item 1A. “Risk Factors” of Part I in our Annual Report for the fiscal year ended December 31, 2024, as amended and supplemented by the information in “Item 1A. Risk Factors” of Part II in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2025, ACM Research issued, pursuant to the exercise of stock options at a per share exercise price of $0.50 per share, an aggregate of 349,743 shares of Class A common stock that were not registered under the Securities Act of 1933, as amended. We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D:

Sale Date	Exercised Shares (Net)
1/3/2025	26,884
2/4/2025	18,525
2/26/2025	9,782
3/3/2025	27,241
3/3/2025	24,519
3/3/2025	205,952
4/1/2025	4,892
4/7/2025	4,876
5/6/2025	27,072
Total	349,743

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On May 15, 2025, Sotheara Cheav, Senior Vice President, Manufacturing of ACM Research, Inc., adopted a Rule 10b5-1 trading arrangement (the “Cheav Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Cheav Plan allows for the contemporaneous exercise of options and sale of up to 21,152 shares of Class A Common Stock, at specific market prices, commencing on August 15, 2025, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) May 16, 2026, or (iii) such date that the Cheav Plan is otherwise terminated according to its terms, whichever comes first.

On May 20, 2025, Jian Wang, Chief Executive Officer and President of ACM Shanghai, adopted a Rule 10b5-1 trading arrangement (the “Wang Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Wang Plan allows for the contemporaneous exercise of options and sale of up to 90,000 shares of Class A Common Stock, at specific market prices, commencing on August 20, 2025, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) May 20, 2026, or (iii) such date that the Wang Plan is otherwise terminated according to its terms, whichever comes first.
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

ACM RESEARCH, INC.
Date: August 7, 2025	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)