Form 10-Q
period 2025-09-30
ACM Research, Inc.
filed 2025-11-06
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	59,854,640 shares outstanding as of November 3, 2025
Class B Common Stock, $0.0001 par value	5,021,811 shares outstanding as of November 3, 2025

ACM Research, Inc., or ACM Research, is a Delaware corporation founded in California in 1998 to supply capital equipment developed for the global semiconductor industry. Since 2005, ACM Research has conducted its business operations principally through its subsidiary ACM Research (Shanghai), Inc., or ACM Shanghai, a limited liability corporation formed by ACM Research in the People’s Republic of China, or mainland China, in 2005, and its shares currently trade under the symbol SSEC: 688082.SS on the Shanghai STAR Market. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. and its subsidiaries, including ACM Shanghai, collectively.

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (note 2)	$1,058,909	$407,445
Restricted cash (note 2)	8,430	3,865
Short-term time deposits (note 2)	30,922	17,277
Short-term investments (note 12)	39,976	19,373
Accounts receivable, net (note 4)	476,996	387,045
Other receivables	50,450	41,859
Inventories, net (note 5)	676,409	597,984
Advances to related parties (note 13)	927	1,024
Prepaid expenses and other current assets	15,143	7,507
Total current assets	2,358,162	1,483,379
Property, plant and equipment, net (note 6)	296,714	269,272
Operating lease right-of-use assets, net	18,026	14,038
Intangible assets, net	2,706	3,461
Long-term time deposits (note 2)	—	13,275
Deferred tax assets (note 16)	26,641	14,781
Long-term investments (note 11)	63,556	37,063
Other long-term assets (note 7)	4,838	20,452
Total assets	$2,770,643	$1,855,721
Liabilities and equity
Current liabilities:
Short-term borrowings (note 8)	$45,049	$32,814
Current portion of long-term borrowings (note 10)	48,637	44,472
Related parties accounts payable (note 13)	23,323	16,133
Accounts payable	180,884	139,294
Advances from customers	203,506	243,949
Deferred revenue	15,550	8,537
Income taxes payable (note 16)	—	12,779
FIN-48 payable (note 16)	21,768	19,466
Other payables and accrued expenses (note 9)	135,032	121,657
Current portion of operating lease liabilities	4,120	2,132
Total current liabilities	677,869	641,233
Long-term borrowings (note 10)	193,356	105,525
Long-term operating lease liabilities	5,882	3,840
Other long-term liabilities	8,322	9,217
Total liabilities	885,429	759,815
Commitments and contingencies (note 17)
Equity:
Stockholders’ equity:
Class A Common stock (note 14)	6	6
Class B Common stock (note 14)	1	1
Additional paid-in capital	1,105,129	677,476
Retained earnings	346,029	260,000
Statutory surplus reserve (note 19)	30,514	30,514
Accumulated other comprehensive loss	(48,999)	(63,372)
Total ACM Research, Inc. stockholders’ equity	1,432,680	904,625
Non-controlling interests	452,534	191,281
Total equity	1,885,214	1,095,906
Total liabilities and equity	$2,770,643	$1,855,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (note 3)	$269,160	$203,976	$656,879	$558,647
Cost of revenue, including cost of revenue from related parties of $19,293 and $45,209 for the three and nine months ended September 30, 2025, respectively, and $11,607 and $28,474 for the three and nine months ended September 30, 2024, respectively (note 13)	156,011	99,142	356,719	277,908
Gross profit	113,149	104,834	300,160	280,739
Operating expenses:
Sales and marketing	22,311	15,759	60,756	47,067
Research and development	39,651	27,837	100,971	77,723
General and administrative	22,264	17,054	52,039	48,940
Total operating expenses	84,226	60,650	213,766	173,730
Income from operations	28,923	44,184	86,394	107,009
Interest income	3,100	2,967	10,452	7,122
Interest expense	(1,851)	(1,208)	(5,166)	(2,923)
Realized gain on short-term investments (note 12)	—	171	54	444
Unrealized gain (loss) on short-term investments (note 12)	18,656	413	20,304	(1,151)
Other expense, net	(3,411)	(5,164)	(4,019)	(727)
Income from equity method investments	3,670	1,316	6,395	101
Income before income taxes	49,087	42,679	114,414	109,875
Income tax expense (note 16)	(2,689)	(4,007)	(6,733)	(17,712)
Net income	46,398	38,672	107,681	92,163
Less: Net income attributable to non-controlling interests	10,509	7,768	21,652	19,616
Net income attributable to ACM Research, Inc.	$35,889	$30,904	$86,029	$72,547

Comprehensive income:
Net income	$46,398	$38,672	$107,681	$92,163
Foreign currency translation adjustment, net of tax of nil	9,899	17,089	15,554	10,376
Unrealized gain on available-for-sale investments, net of tax	2,391	—	2,391	—
Comprehensive income	58,688	55,761	125,626	102,539
Less: Comprehensive income attributable to non-controlling interests	13,017	10,842	25,224	21,458
Comprehensive income attributable to ACM Research, Inc.	$45,671	$44,919	$100,402	$81,081

Net income attributable to ACM Research, Inc. per share of common stock (note 2):
Basic	$0.56	$0.49	$1.35	$1.17
Diluted	$0.52	$0.45	$1.26	$1.07

Weighted average shares of common stock outstanding used in computing per share amounts (note 2):
Basic	64,381,296	62,500,903	63,876,709	62,017,257
Diluted	68,414,313	66,671,526	67,551,302	66,512,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2025 and 2024
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	59,096,971	$6	5,021,811	$1	$704,570	$310,140	$30,514	$(58,781)	$205,239	$1,191,689
Net income	—	—	—	—	—	35,889	—	—	10,509	46,398
Issuance of shares by ACM Shanghai	—	—	—	—	390,170	—	—	—	232,794	622,964
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,998	1,901	9,899
Exercise of stock options	757,669	—	—	—	4,311	—	—	—	—	4,311
Stock-based compensation	—	—	—	—	6,078	—	—	—	1,484	7,562
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	—	—	1,784	607	2,391
Balance at September 30, 2025	59,854,640	$6	5,021,811	$1	$1,105,129	$346,029	$30,514	$(48,999)	$452,534	$1,885,214

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	57,402,253	$6	5,021,811	$1	$659,462	$198,470	$30,060	$(54,830)	$168,219	$1,001,388
Net income	—	—	—	—	—	30,904	—	—	7,768	38,672
Foreign currency translation adjustment	—	—	—	—	—	—	—	14,015	3,074	17,089
Exercise of stock options	122,266	—	—	—	53	—	—	—	—	53
Stock-based compensation	—	—	—	—	10,025	—	—	—	1,856	11,881
Balance at September 30, 2024	57,524,519	$6	5,021,811	$1	$669,540	$229,374	$30,060	$(40,815)	$180,917	$1,069,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2025 and 2024
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	57,938,885	$6	5,021,811	$1	$677,476	$260,000	$30,514	$(63,372)	$191,281	$1,095,906
Net income	—	—	—	—	—	86,029	—	—	21,652	107,681
Repurchase of shares held by ACM Shanghai	—	—	—	—	(4,759)	—	—	—	(2,229)	(6,988)
Issuance of shares by ACM Shanghai	—	—	—	—	390,170	—	—	—	232,794	622,964
Foreign currency translation adjustment	—	—	—	—	—	—	—	12,589	2,965	15,554
Exercise of stock options	1,915,755	—	—	—	19,577	—	—	—	8,316	27,893
Stock-based compensation	—	—	—	—	22,665	—	—	—	4,484	27,149
Capital contribution by non-controlling shareholder	—	—	—	—	—	—	—	—	242	242
ACM Shanghai dividend	—	—	—	—	—	—	—	—	(7,578)	(7,578)
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	—	—	1,784	607	2,391
Balance at September 30, 2025	59,854,640	$6	5,021,811	$1	$1,105,129	$346,029	$30,514	$(48,999)	$452,534	$1,885,214

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	56,036,172	$6	5,021,811	$1	$629,845	$156,827	$30,060	$(49,349)	$158,772	$926,162
Net income	—	—	—	—	—	72,547	—	—	19,616	92,163
Foreign currency translation adjustment	—	—	—	—	—	—	—	8,534	1,842	10,376
Exercise of stock options	1,488,347	—	—	—	5,698	—	—	—	792	6,490
Stock-based compensation	—	—	—	—	33,997	—	—	—	6,795	40,792
ACM Shanghai dividend	—	—	—	—	—	—	—	—	(6,900)	(6,900)
Balance at September 30, 2024	57,524,519	$6	5,021,811	$1	$669,540	$229,374	$30,060	$(40,815)	$180,917	$1,069,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$107,681	$92,163
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Non-cash operating lease cost	3,338	2,848
Depreciation and amortization	10,460	7,073
Realized gain on short-term investments	—	(444)
Income from equity method investments	(6,395)	(101)
Unrealized (gain) loss on short-term investments	(20,304)	1,151
Inventory provision	9,853	3,858
Provision for credit losses	9,481	5,796
Deferred income taxes	(11,713)	6,969
Stock-based compensation	27,149	40,792
Dividends from unconsolidated affiliates	64	731
Others	1,092	1,063
Net changes in operating assets and liabilities:
Accounts receivable	(91,349)	(89,391)
Other receivables	(6,041)	(16,529)
Inventories	(80,689)	(82,201)
Advances to related parties (note 13)	97	979
Prepaid expenses and other current assets	(7,271)	9,610
Other long-term assets	(889)	—
Related parties accounts payable (note 13)	7,190	3,985
Accounts payable	37,354	27,062
Advances from customers	(43,254)	32,778
Deferred revenue	7,012	6,451
Income taxes payable	(12,934)	365
FIN-48 payable	2,302	(3,159)
Other payables and accrued expenses	17,713	15,042
Operating lease liabilities	(3,296)	(2,848)
Other long-term liabilities	(895)	(188)
Net cash (used in) provided by operating activities	(44,244)	63,855

Cash flows from investing activities:
Purchase of property and equipment	(42,473)	(71,047)
Purchase of intangible assets	(780)	(1,984)
Purchase of short-term investments (note 12)	—	(1,403)
Purchase of time deposits	(37,000)	(68,810)
Proceeds from redemption and maturity of time deposits	37,261	156,015
Refund of deposit for land use right	686	—
Proceeds from disposal of long-term investments	—	3,167
Purchase of long-term investments (note 11)	(478)	(7,366)
Net cash (used in) provided by investing activities	(42,784)	8,572

Cash flows from financing activities:
Proceeds from short-term borrowings	59,450	32,784
Repayments of short-term borrowings	(47,648)	(30,738)
Proceeds from long-term borrowings	119,651	81,693
Repayments of long-term borrowings	(29,871)	(6,304)
Capital contribution by non-controlling shareholder	242	—
Proceeds from exercise of stock options	27,893	6,490
Repurchase of ACM Shanghai's shares	(6,988)	—
ACM Shanghai dividend	(7,578)	(6,900)
Net proceeds from issuance of shares by ACM Shanghai	622,964	—
Net cash provided by financing activities	738,115	77,025

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,942	2,629
Net increase in cash, cash equivalents and restricted cash	656,029	152,081
Cash, cash equivalents and restricted cash at beginning of period	411,310	183,173
Cash, cash equivalents and restricted cash at end of period	$1,067,339	$335,254

Cash and cash equivalents	$1,058,909	$333,472
Restricted cash	8,430	1,782
Cash, cash equivalents and restricted cash	$1,067,339	$335,254

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$5,166	$2,923
Cash paid for income taxes	29,951	9,799

Non-cash financing activities:
Cashless exercise of stock options	195	317
Non-cash investing activities:
Transfer of prepayment for property to property, plant, and equipment	31	5,584
Transfer from other non-current assets to long term investment	16,737	—
Transfer from inventories to property, plant and equipment	589	—
Purchases of property, plant and equipment through other payables and accrued expenses	21,352	30,339

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

In September 2025, ACM Shanghai issued 38.6 million of its ordinary shares in a private offering (the "Private Offering"). As a result of the Private Offering, ACM Research's equity interests in ACM Shanghai declined from 81.1% as of June 30, 2025, to 74.6% as of September 30, 2025.
The Company has direct or indirect interests in the following subsidiaries:

			Effective interest held as at
Name of subsidiaries	Place and date of incorporation	Principal Activities	September 30, 2025	December 31, 2024
ACM Research (Shanghai), Inc. ("ACM Shanghai")	Mainland China, May 2005	Principal operating subsidiary	74.6%	81.5%
ACM Research (Wuxi), Inc. ("ACM Wuxi")	Mainland China, July 2011	Sales and services	74.6%	81.5%
CleanChip Technologies Limited ("CleanChip")	Hong Kong, June 2017	Trading partner between ACM Shanghai and its customers	74.6%	81.5%
ACM Research Korea CO., LTD. ("ACM Korea")	Republic of Korea ("South Korea"), December 2017	Sales, marketing, R&D, production	74.6%	81.5%
ACM Research (Lingang), Inc. ("ACM Lingang") (1)	Mainland China, March 2019	Management of production activities	74.6%	81.5%
ACM Research (CA), Inc. ("ACM California")	USA, April 2019	Procurement for ACM Shanghai	74.6%	81.5%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	Administrative function (inactive)	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd. ("ACM Singapore")	Singapore, August 2021	Sales, marketing, business development	100.0%	100.0%
ACM Research (Beijing), Inc. ("ACM Beijing")	Mainland China, February 2022	Sales and services	74.6%	81.5%
Hanguk ACM CO., LTD	South Korea, March 2022	Sales, services, business development	100.0%	100.0%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	54.5%	59.0%
ACM Research (Chengdu), Inc. ("ACM Chengdu")	Mainland China, December 2024	Sales and services	74.6%	81.5%
Shengyi Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, December 2024	Business development	63.4%	69.3%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	Business development	74.6%	81.5%

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
The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any future period.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for revenue recognition and deferred revenue, the valuation and recognition of fair value of certain long-term investments, stock-based compensation arrangements, realization of deferred tax assets, uncertain tax positions, assessment for impairment of long-lived assets and long-term investments, allowance for credit losses, inventory valuation, and useful lives of property, plant and equipment.
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
The following table presents cash and cash equivalents, according to jurisdiction as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
United States	$117,265	$56,308
Mainland China	661,592	94,701
China Hong Kong	278,917	255,853
South Korea	1,068	516
Singapore	67	67
Total	$1,058,909	$407,445

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The amounts in mainland China do not include short-term and long-term time deposits which in aggregate totaled $30,922 and $30,552 at September 30, 2025 and December 31, 2024, respectively.
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

ACM California periodically procures goods and services on behalf of ACM Shanghai and ACM Lingang. For these transactions, ACM Shanghai and ACM Lingang make cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the three months ended September 30, 2025 and 2024, cash payments from ACM Shanghai and ACM Lingang to ACM California for the procurement of goods and services were $7,500 and $2,335, respectively. For the nine months ended September 30, 2025 and 2024, cash payments from ACM Shanghai and ACM Lingang to ACM California for the procurement of goods and services were $13,683 and $16,734, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.

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
For the nine months ended September 30, 2025 and 2024 , ACM Shanghai paid $29,238, and $28,480, in dividends, net of taxes, to ACM Research, respectively. ACM Shanghai paid a cash dividend of $7,578 and $6,900 to the non-controlling interest shareholders in the nine months ended September 30, 2025 and 2024, respectively.
For the nine months ended September 30, 2025 and 2024, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and dividends paid by ACM Shanghai to the stockholders of ACM Shanghai (including ACM Research), no transfers, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
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
For the three months ended September 30, 2025 and 2024, interest income related to time deposits was $270 and $486, respectively. For the nine months ended September 30, 2025 and 2024, interest income related to time deposits was $749 and $1,732, respectively.
Restricted Cash
As of September 30, 2025, all of the Company's restricted cash was held by financial institutions located in mainland China, Hong Kong and South Korea, and mainly represents cash secured to guarantee delivery of tools.
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

The Company’s financial instruments primarily include its cash, cash equivalents, restricted cash, short term and long term deposits, short-term and long-term investments, other receivables, accounts receivable, accounts payable, and short-term and long-term borrowings. The estimated fair value of cash and cash equivalents, restricted cash, short-term time deposits, accounts receivable, other receivables, accounts payable, and short-term borrowings approximate their respective carrying value due to the short period of time to their maturities. The carrying amounts of long-term time deposits approximate their fair values as the related interest rates currently offered by financial institutions for similar debt instruments of comparable maturities.

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

Assets and liabilities measured at fair value on a recurring basis:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2025:
Assets
Cash equivalents	$99,660	$—	$—	$99,660
Short-term investments	39,976	—	—	39,976
Available-for-sale debt securities	—	—	7,834	7,834
Total	$139,636	$—	$7,834	$147,470

As of December 31, 2024:
Assets
Cash equivalents	$50,967	$—	$—	$50,967
Short-term investments	19,373	—	—	19,373
Available-for-sale debt securities	—	—	5,366	5,366
Total	$70,340	$—	$5,366	$75,706

The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2025. The Company did not recognize any unrealized gains (upward adjustments) or unrealized losses (downward adjustments) resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer for its long-term investments accounted for using measurement alternatives during the three and nine months ended September 30, 2025 and 2024.

Refer to note 10 for fair value information related to the Company’s outstanding long-term borrowings as of September 30, 2025 and December 31, 2024.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$46,398	$38,672	$107,681	$92,163
Less: Net income attributable to non-controlling interests	10,509	7,768	21,652	19,616
Net income available to common stockholders, basic	35,889	30,904	86,029	72,547
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	503	585	884	1,503
Net income available to common stockholders, diluted	$35,386	$30,319	$85,145	$71,044

Weighted average shares outstanding, basic	64,381,296	62,500,903	63,876,709	62,017,257
Effect of potentially dilutive share-based awards	4,033,017	4,170,623	3,674,593	4,494,886
Weighted average shares outstanding, diluted	68,414,313	66,671,526	67,551,302	66,512,143

Net income per share of common stock:
Basic	$0.56	$0.49	$1.35	$1.17
Diluted	$0.52	$0.45	$1.26	$1.07

Basic and diluted net income per share of common stock is presented using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per share of common stock is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM Research did not have any participating securities outstanding during the three and nine months ended September 30, 2025 and 2024.
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

Diluted net income per share of common stock reflects the potential dilution from securities, such as stock options that could share in ACM Research’s earnings. Certain potentially dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were stock options exercisable into shares of the Company’s common stock of 655,861 and 1,218,503 for the three and nine months ended September 30, 2025, respectively and 1,397,590 and 887,985 for the three and nine months ended September 30, 2024, respectively.

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
•Revenue concentration. For the three months ended September 30, 2025 and 2024, two customers accounted for 38.9% and four customers accounted for 62.3% of revenue, respectively. For the nine months ended September 30, 2025 and 2024, four customers accounted for 46.3% and five customers accounted for 56.3% of revenue, respectively.
•Accounts receivable concentration. As of September 30, 2025 and December 31, 2024, five customers accounted for 66.8% and four customers accounted for 57.1%, respectively, of the Company’s accounts receivables. The Company believes that the accounts receivable balances due from these customers do not represent a significant credit risk based on past collection experience.
Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Retrospective application is permitted. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is impact of this guidance and expects the adoption to result in disclosure changes only.

In December 2024, the FASB issued ASU 2024-03: Income Statement--Reporting Comprehensive Income--Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This ASU should be applied prospectively with the option to apply the standard retrospectively. The Company is currently in the process of evaluating the disclosure impact.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities with a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts as part of estimating expected credit losses. ASU 2025-05 is effective for public companies for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently in the process of evaluating the disclosure impact.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software, which is an update to remove all references to prescriptive and sequential software development stages (referred to as “project stages”). This ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact that the adoption of ASU 2025-06 may have on its consolidated financial statements.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following tables present disaggregated revenue information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$181,570	$160,985	$466,100	$423,676
ECP (front-end and packaging), Furnace and Other Technologies	59,853	34,600	135,499	99,362
Advanced Packaging (excluding ECP), Services & Spares	27,737	8,391	55,280	35,609
Total Revenue By Product Category	$269,160	$203,976	$656,879	$558,647

During the three and nine months ended September 30, 2025 and 2024, substantially all of the Group's revenue were derived from customers in mainland China, and therefore no geographical segments are presented.
Contract liabilities balances were as follows as of:

	September 30, 2025	December 31, 2024
Advances from customers	$203,506	$243,949
Deferred revenue	15,550	8,537
Total contract liabilities	$219,056	$252,486
Below are revenues recognized from amounts included in contract liabilities at the beginning of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized from amounts included in contract liabilities at the beginning of the periods	$20,200	$28,077	$140,441	$114,260
NOTE 4 – ACCOUNTS RECEIVABLE, NET

At September 30, 2025 and December 31, 2024, accounts receivable consisted of the following:

	September 30, 2025	December 31, 2024
Accounts receivable	$504,824	$405,392
Less: Allowance for credit losses	(27,828)	(18,347)
Total accounts receivable, net	$476,996	$387,045

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The movement of the allowance for credit losses for the nine months ended September 30, 2025 and 2024 is as follows:

	September 30, 2025	September 30, 2024
Allowance for credit losses at beginning of the year	$(18,347)	$(4,830)
Provision of credit losses	(9,481)	(5,796)
Write-offs	—	766
Allowance for credit losses at the end of the period	$(27,828)	$(9,860)

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
NOTE 5 – INVENTORIES, NET

At September 30, 2025, and December 31, 2024, inventories consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$326,182	$224,086
Work-in-process	59,498	80,767
Finished goods	290,729	293,131
Total inventory, net	$676,409	$597,984

Raw materials increased by $102,096 for the nine months ended September 30, 2025 based on the Company's production plans and strategic purchases to mitigate supply chain risk.

At September 30, 2025 and December 31, 2024, the value of finished goods inventory, which is comprised of first-tools at customers' physical locations, for which customers were contractually obligated to take ownership upon acceptance totaled $174,367 and $206,018, respectively.
During the three months ended September 30, 2025 and 2024, the provisions for inventory of $4,228 and $849 were recognized in cost of revenue, respectively. During the nine months ended September 30, 2025 and 2024, the provisions for inventory of $9,853 and $3,858 were recognized in cost of revenue, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At September 30, 2025 and December 31, 2024, property, plant and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Buildings and plants	$223,254	$139,311
Land	2,099	2,099
Manufacturing equipment	40,866	37,038
Office equipment	7,458	5,815
Transportation equipment	487	396
Leasehold improvement	12,425	11,579
Construction in progress	43,349	97,916
Total cost	329,938	294,154
Less: Total accumulated depreciation	(33,224)	(24,882)
Total property, plant and equipment, net	$296,714	$269,272

Depreciation expense for the three months ended September 30, 2025 and 2024 was $2,458 and $2,389, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $8,362 and $7,073, respectively.

Building and plants includes $35,139 for the Lingang housing property which is pledged as security for loans from the China Merchants Bank (note 10).

Construction in progress primarily reflects costs incurred for certain facilities related to improvements of ACM Shanghai's Lingang Development and Production Center.
NOTE 7 – OTHER LONG-TERM ASSETS

	September 30, 2025	December 31, 2024
Prepayments for property, plant and equipment	$1,050	$32
Lease deposits	914	950
Security deposit for land use right	—	686
Prepayment for investment in Ninebell (note 11)	—	16,737
Others	2,874	2,047
Total other long-term assets	$4,838	$20,452

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 8 – SHORT-TERM BORROWINGS
At September 30, 2025 and December 31, 2024, short-term borrowings consisted of the following:

	September 30, 2025	December 31, 2024
Line of credit up to RMB 200,000 from China Merchants Bank,
1) due on February 27, 2025 with an annual interest rate of 2.60%.	$—	$1,322
2) due on February 28, 2025 with an annual interest rate of 2.60%.	—	1,322
3) due on March 1, 2025 with an annual interest rate of 2.60%.	—	1,322
4) due on March 5, 2025 with an annual interest rate of 2.60%.	—	1,322
5) due on March 8, 2025 with an annual interest rate of 2.60%.	—	1,253
6) due on August 27, 2025 with an annual interest rate of 2.60%.	—	1,322
7) due on September 12, 2025 with an annual interest rate of 2.60%.	—	1,322
8) due on March 12, 2026 with an annual interest rate of 2.28%.	1,408	—
9) due on March 12, 2026 with an annual interest rate of 2.28%.	1,408	—
10) due on March 12, 2026 with an annual interest rate of 2.28%	14,078	—
Line of credit up to RMB 400,000 from Bank of China,
1) due on March 20, 2025 with an annual interest rate of 2.75%.	—	16,706
2) due on September 22, 2025 with an annual interest rate of 2.50%.	—	5,569
3) due on April 14, 2026 with an annual interest rate of 2.3%.	14,078	—
Line of credit up to RMB 100,000 from Citic Bank,
1) due on June 30, 2026 with an annual interest rate of 2.11%.	14,077	—
Line of credit up to KRW 2,000,000 from Industrial Bank of Korea,
1) due on December 16, 2025 with an annual interest rate of 4.43%.	—	1,354
Total	$45,049	$32,814
Certain covenants for the $14,078 short-term facility of Bank of China require ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.
NOTE 9 – OTHER PAYABLES AND ACCRUED EXPENSES

At September 30, 2025 and December 31, 2024, other payables and accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accrued commissions	$25,968	$20,180
Accrued warranty	17,289	12,710
Accrued payroll	29,969	21,677
Accrued machine sales fees	10,473	8,840
Accrued Lingang construction fees	20,505	28,103
Individual income tax payable	12,113	11,975
Payable for investments	4,784	4,729
Others	13,931	13,443
Total	$135,032	$121,657

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
Changes in the Company’s accrued warranty were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at the beginning of period	$13,544	$11,273	$12,710	$9,834
Additions	3,973	3,193	9,679	8,291
Utilized	(228)	(2,589)	(5,100)	$(6,248)
Balance at the end of period	$17,289	$11,877	$17,289	$11,877

NOTE 10 – LONG-TERM BORROWINGS

At September 30, 2025 and December 31, 2024, long-term borrowings consisted of the following:

	September 30,	December 31,
	2025	2024
Loan from China Merchants Bank	$18,502	$11,475
Loan from Agricultural Bank of China	42,236	13,020
Loans from Bank of China	40,747	28,258
Loan from Bank of Shanghai	—	13,920
Loans from China CITIC Bank	42,177	27,775
Loan from China Everbright Bank	56,167	55,549
Loan from Industrial and Commercial Bank of China	42,164	—
Total borrowings	241,993	149,997
Less: Current portion	(48,637)	(44,472)
Total	$193,356	$105,525

In June 2025, ACM Shanghai entered into a long-term loan facility of $5,628 from Bank of China and drew down the full amount. Principal repayments shall be made in 6 installments beginning June 2025, with final maturity in June 2028. Certain covenants for the facility require ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
In January 2025, ACM Research entered into a long-term loan facility of $281,400 from China CITIC Bank, of which it drew the full amount. Principal repayments shall be made in 6 installments beginning January 2025, with final maturity in January 2028.

In November 2024, ACM Shanghai entered into a long-term loan facility of $42,210 from Industrial and Commercial Bank of China for the purpose of funding its working capital and drew down the full amount. Principal repayment shall be made in 6 installments beginning May 2025, with final maturity in November 2027.

In November 2024, ACM Shanghai entered into a long-term loan facility of $140,700 from Bank of China for its project expenditures and drew down $6,673 under this facility. Principal repayment shall be made in 12 installments until December 2028, with final maturity in June 2034. Certain covenants for the facility require ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.

In August 2024, ACM Shanghai entered into a long-term loan facility, of $140,700, from China Merchants Bank for project expenditures and drew down $8,232 under this facility. Certain covenants for the facility require ACM Shanghai to either repay 50% of the outstanding principal within two months, or repay the loan in accordance with revised payment schedule, if ACM Shanghai does not complete, within three years after the initial drawdown, or before January 2028, a Private Offering with more than RMB 900,000 of proceeds.

In April 2024, ACM Lingang entered into a long-term loan facility of $42,210 from the Agricultural Bank of China. ACM Shanghai drew down $13,161 in 2024 and further drew down $29,049 under this facility in the nine months ended September 30, 2025. Principal repayments shall be made in 18 installments beginning November 2025, with final maturity in April 2034.

As of September 30, 2025 and December 31, 2024, the total carrying amount of long-term loans was $241,993 and $149,997, compared with an estimated fair value of $225,396 and $141,264, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement).
Scheduled principal payments for the outstanding long-term loans, including the current portion, as of September 30, 2025 are as follows:

Year Ending December 31,
Remainder of 2025	$15,610
2026	34,506
2027	101,103
2028	47,667
2029 and thereafter	43,107
$241,993

NOTE 11 – LONG-TERM INVESTMENTS

On April 22, 2024, ACM Shanghai entered into an investment agreement with Ninebell Co., Ltd. ("Ninebell") to acquire 20% of its equity interests. In December 2024, ACM Shanghai paid total consideration of $16,737. The share certificate was issued on January 1, 2025. After the share purchase transaction closed on January 1, 2025, the Company owned 36.2% equity interests of Ninebell. Subsequent to the Private Offering during 2025, the Company's equity interests in Ninebell decreased to 34.9% as of September 30, 2025.

The Company’s long-term investment balance primarily consisted of the following:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Initial investment dates	Investment entity	Percent ownership by ACM and subsidiaries	Investment purchase price
Equity investee
Ninebell	September 2017	ACM	20.0%	$1,200
Ninebell	January 2025	ACM Shanghai	20.0%	$16,737
Wooil Flucon Co., ("Wooil")	August 2022	ACM Singapore	20.0%	$1,000
Hefei Shixi ChanhengIntegrated Circuit IndustryVenture Capital FundPartnership (LP) (“Hefei Shixi”)	September 2019	ACM Shanghai	10.0%	RMB 30,000 ($4,200)
Shengyi Semiconductor Technology Co., Ltd. ("Shengyi")	June 2019	ACM Shanghai	14.0%	$109
Company D	February 2024	ACM Shanghai	14.3%	RMB 30,000 ($4,230)
Investments accounted for using measurement alternative:
Shengyi	September 2023	ACM Shanghai	1.0%	RMB 6,100 ($900)
Company A	September 2023	ACM Shanghai	4.4%	RMB 30,000 ($4,200)
Company B	November 2023	ACM Shanghai	1.7%	RMB 10,000 ($1,407)
Company C	February 2024	ACM Shanghai	5.0%	RMB 12,500 ($1,760)
Company E	April 2024	ACM Shanghai	0.6%	RMB 10,000 ($1,403)
Company F	December 2024	ACM Shanghai	16.7%	RMB 10,000 ($1,391)
Available for sale debt securities:
Company G	December 2024	ACM Shanghai	2.9%	RMB 30,000 ($4,179)

The Company’s long-term investment balance consisted of the following:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

Equity investee:	September 30, 2025	December 31, 2024
Ninebell	$29,302	$7,862
Wooil	917	936
Shengyi	4,157	2,775
Hefei Shixi	5,366	4,798
Company D	4,221	4,173
Subtotal	43,963	20,544
Investments accounted for using measurement alternative:
Shengyi	854	845
Company A	4,221	4,173
Company B	1,407	918
Company C	1,759	1,739
Company E	1,407	1,391
Company F	1,407	1,391
Other	704	696
Subtotal	11,759	11,153
Available for sale debt securities:
Company G	6,628	4,173
Others	1,206	1,193
Total	$63,556	$37,063

NOTE 12 – SHORT-TERM INVESTMENTS
At September 30, 2025 and December 31, 2024, the components of short-term investments were as follows:

	September 30, 2025	December 31, 2024
Short-term investments listed in Shanghai Stock Exchange
Cost	$17,935	$17,731
Market value	39,976	19,373
For the three and nine months ended September 30, 2025 and 2024, the net gains (losses) recognized on equity securities were as follows:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gain (loss) recognized on short-term investments still held at September 30	$18,656	$413	$20,304	$(1,151)
Net gains realized on short-term investments	—	171	54	444
Total net gain (loss) recognized on short-term investments	$18,656	$584	$20,358	$(707)

For the three and nine months ended September 30, 2025, the Company received dividends of $0 and $54 from short-term investments.

For the three and nine months ended September 30, 2024, the Company recognized a realized gain of $171 and $444 in proceeds from the sale of short-term investments.
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
All related party outstanding balances are short-term in nature and are expected to be settled in cash.
The following tables reflect related party transactions in the Company’s condensed consolidated financial statements:

Advances to related party	September 30, 2025	December 31, 2024
Ninebell	$176	$1,024
Shengyi	751	—
Total	$927	$1,024

Accounts payable	September 30, 2025	December 31, 2024
Ninebell	$14,931	$10,830
Shengyi	8,392	5,303
Total	$23,323	$16,133

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Purchase of materials	2025	2024	2025	2024
Ninebell	$17,839	$13,791	$44,852	$41,721
Shengyi	5,541	1,485	11,527	4,826
Total	$23,380	$15,276	$56,379	$46,547

	Three Months Ended September 30,		Nine Months Ended September 30,
Service fee charged by	2025	2024	2025	2024
Shengyi	$291	$125	$2,190	$352
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
At September 30, 2025 and December 31, 2024, the number of shares of Class A common stock issued and outstanding was 59,854,640 and 57,938,885, respectively.
At September 30, 2025 and December 31, 2024, the number of shares of Class B common stock issued and outstanding was 5,021,811 and 5,021,811, respectively.
NOTE 15 – STOCK-BASED COMPENSATION

During the nine months ended September 30, 2025, the Company issued option grants for 242,000 shares to employees and board members under its 2016 Omnibus Incentive Plan. The share-based awards are accounted for as equity awards, are only subject to service vesting conditions, and vest over a period of 4 years for employees and 0.25 year for board members. The Company did not grant any non-employee stock options during the nine months ended September 30, 2025.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Fair value of share of common stock(1)	$24.33-$29.18	$23.02-$31.92
Expected term in years(2)	5.50-6.25	5.81-6.25
Volatility(3)	82.78%-83.28%	84.87%-85.48%
Risk-free interest rate(4)	4.03%-4.25%	4.23%-4.49%
Expected dividend(5)	—%	—%
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
The following table summarizes the components of stock-based compensation expense included in the condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense:
Cost of revenue	$253	$447	$1,138	$2,020
Sales and marketing expense	1,601	2,594	5,854	8,645
Research and development expense	1,915	3,373	7,270	12,082
General and administrative expense	3,793	5,467	12,887	18,045
Total stock-based compensation expense	$7,562	$11,881	$27,149	$40,792

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

The Company had total unrecognized tax benefits of $16,774 as of September 30, 2025 and December 31, 2024. The Company does not expect any reversal of unrecognized tax benefits in the next 12 months. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. For the nine months ended September 30, 2025 and 2024, $3,379 and $677 of interest and penalties were recognized, respectively.

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences, including stock based compensation, deemed dividend income under Subchapter F of the U.S. Internal Revenue Code of 1986, as amended (Subpart F), global intangible low-taxed income (GILTI) inclusions, and R&D super

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
deduction. As a result, the Company recorded income tax expense of $6,733 and $17,712 during the nine months ended September 30, 2025 and 2024, respectively. The decrease in the Company's effective income tax rate for the nine months ended September 30, 2025 compared to the same period of the prior year was primarily due to a lower estimated effective tax rate for ACM Shanghai and other factors.

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
NOTE 17 – COMMITMENTS AND CONTINGENCIES
As of September 30, 2025, the Company had $2,126 of open capital commitments to construction contracts.
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
The Company’s management has evaluated all other proceedings and claims that existed as of September 30, 2025. In the opinion of management, except with respect to the ACM Korea customs matter described above, no provision for liability nor disclosure was required as of September 30, 2025 related to any claim against the Company because: (a) there is not a

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
As of September 30, 2025, the Company had no material outstanding legal proceedings.
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

Significant expenses within income from operations, as well as within net income, include consolidated cost of revenue, sales and marketing, research and development, and general and administrative, and which are each separately presented in the Company’s condensed consolidated statements of comprehensive income. Other segment items within net income include interest income, interest expense, income (loss) from equity method investments and other expense, net, which are each separately presented on the Company’s condensed consolidated statements of comprehensive income.

Revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment, and right-of-use assets and are attributed to the geographic location in which the respective asset is located.

Long-lived assets by geographic region were as follows:

	September 30, 2025	December 31, 2024
Long-lived assets by geography:
Mainland China	$304,318	$287,888
South Korea	8,806	10,358
United States	9,160	8,973
Total	$322,284	$307,219
NOTE 19 – STATUTORY SURPLUS RESERVE
In accordance with mainland China’s Foreign Enterprise Law, ACM Shanghai, ACM Lingang, and ACM Wuxi are required to make appropriation to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income in accordance with generally accepted accounting principles of mainland China (“mainland China GAAP”).
Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with mainland China GAAP until the reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds was $30,514 as of both

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
September 30, 2025 and December 31, 2024, and is presented as statutory surplus reserve on the Company’s condensed consolidated balance sheets.

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

ACM Research is not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 74.6% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other mainland China central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Select Market. This determination was based on the aforementioned facts and mainland China Company Law, mainland China Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in mainland China currently in effect. However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research. See “Item IA. Risk Factors—Risks Related to International Aspects of Our Business—If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, or if we inadvertently conclude that permissions or approvals are not required, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless” in our Report on Form 10-K for the year ended December 31, 2024.

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

The following chart depicts our corporate organization as of September 30, 2025:

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

Since 2009 we have delivered more than 1,350 tools to our customers, more than 1,155 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue for us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.
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

ACM Shanghai Completed Private Offering

During the three months ended September 30, 2025, ACM Research's principal operating subsidiary, ACM Shanghai issued 38,601,326 ordinary shares at RMB 116.11 per share, raising net proceeds of RMB 4.4 billion (approximately US $623.0 million) after deducting offering-related expenses ("Private Offering"). The proceeds are intended to be used for research and development, capital expenditures and working capital. It is unlikely that any of such proceeds will be distributed to ACM Research. Following the Private Offering, ACM Research's equity interest in ACM Shanghai is now 74.6%.
ACM Shanghai Dividend & Share Repurchase
During the three months ended September 30, 2025, ACM Research's principal operating subsidiary, ACM Shanghai, paid a cash dividend for a net total of approximately RMB 264.9 million (approximately USD $36.8 million) to the stockholders of ACM Shanghai, including ACM Research, which owned 81.1% of the outstanding shares of ACM Shanghai at the time. ACM Research intends to use the net proceeds for working capital and general corporate purposes. The cash portion of the dividend paid by ACM Shanghai to non-controlling interests was $7.6 million (note 2).

During the nine months ended September 30, 2025, ACM Shanghai repurchased 443,400 of its shares traded on the Shanghai Stock Exchange for total consideration of $7.0 million. These shares have not been cancelled.
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

Grant amounts are recognized in our condensed consolidated statements of comprehensive income as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. Such subsidies included in our condensed consolidated statements of comprehensive income were $1.7 million and $0.1 million, in the three months ended September 30, 2025 and 2024, respectively, and $2.5 million and $0.7 million in the nine months ended September 30, 2025 and 2024, respectively. We received $1.4 million cash funding from government subsidies in the three and nine months ended September 30, 2025. However, we did not receive any cash funding from government subsidies for the three and nine months ended September 30, 2024.
•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. Government subsidies related to VAT reduction are credited to income in the period received. Such subsidies included in our condensed consolidated statements of comprehensive income were less than $0.1 million and $0.1 million, in the three months ended September 30, 2025 and 2024, respectively, and $0.7 million and $1.9 million in the nine months ended September 30, 2025 and 2024, respectively.
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
Net Income Attributable to Non-Controlling Interests
In 2019 ACM Shanghai sold a total number of shares representing 8.3% of its outstanding ACM Shanghai shares, after which ACM Research held the remaining 91.7% of ACM Shanghai’s outstanding shares. In 2021 ACM Shanghai sold a total number of shares representing an additional 10% of its outstanding ACM Shanghai shares in its STAR IPO, after which ACM Research held the remaining 82.5% of ACM Shanghai’s outstanding shares. ACM Research's ownership has since declined to 74.6% due to the Private Offering. As a result, we reflect the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
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

Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.0	48.6	54.3	49.7
Gross margin	42.0	51.4	45.7	50.3
Operating expenses:
Sales and marketing	8.3	7.7	9.2	8.4
Research and development	14.7	13.6	15.4	13.9
General and administrative	8.3	8.4	7.9	8.8
Total operating expenses	31.3	29.7	32.5	31.1
Income from operations	10.7	21.7	13.2	19.2
Interest income, net	0.5	0.9	0.8	0.8
Realized gain on short-term investments	—	0.1	—	0.1
Unrealized gain (loss) on short-term investments	6.9	0.2	3.1	(0.2)
Other expense, net	(1.3)	(2.5)	(0.6)	(0.1)
Income from equity method investments	1.4	0.6	1.0	—
Income before income taxes	18.2	21.0	17.5	19.8
Income tax expense	(1.0)	(2.0)	(1.0)	(3.2)
Net income	17.2	19.0	16.5	16.6
Less: Net income attributable to non-controlling interests	3.9	3.8	3.3	3.5
Net income attributable to ACM Research, Inc.	13.3%	15.2%	13.2%	13.1%
Comparison of Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$181,570	$160,985	12.8%	$20,585
ECP (front-end and packaging), furnace and other technologies	59,853	34,600	73.0%	25,253
Advanced packaging (excluding ECP), services & spares	27,737	8,391	230.6%	19,346
Total Revenue by Product Category	$269,160	$203,976	32.0%	$65,184

The increase in revenue for three months ended September 30, 2025 as compared to the same period in 2024 reflects higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, ECP (front-end and packaging), furnace and other technologies, and Advanced packaging (excluding ECP), services and spares. We attribute the increase to a longer term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market together with the market share changes and product cycles.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Cost of revenue	$156,011	$99,142	57.4%	$56,869
Gross profit	113,149	104,834	7.9%	8,315
Gross margin	42.0%	51.4%		(940)	bps
Cost of revenue and gross profit increased due to the increased sales volume, and a decrease in gross margin. The change in gross margin versus the prior-year period was primarily due to revenue mix between product categories and a higher provision for inventory. Gross margin may vary from period to period, primarily related to the level of utilization, the timing and mix of revenue, the impact of foreign currency fluctuations, inventory provisions and other adjustments. We expect gross margin to be between 42.0% and 48.0% for the foreseeable future.
Operating Expenses

	Three Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Sales and marketing expense	$22,311	$15,759	41.6%	$6,552
Research and development expense	39,651	27,837	42.4%	11,814
General and administrative expense	22,264	17,054	30.6%	5,210
Total operating expenses	$84,226	$60,650	38.9%	$23,576

Sales and marketing expense increased due to a $5.1 million increase in commissions, professional services, travel and entertainment, outside services and other expenses and a $2.5 million increase in personnel costs, offset by a $1.0 million decrease in stock-based compensation.

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

Research and development expense increased due to an increase of $8.4 million in costs of components for tools built for product development purposes, an increase of $4.0 million in personnel and travel and entertainment costs, and a net increase of $0.9 million in depreciation, outside services and other costs, offset by a decrease of $1.5 million in stock-based compensation.
Research and development expense represented 14.7% and 13.6% of our revenue in the three months ended September 30, 2025 and 2024, respectively. Excluding grant amounts received from mainland China governmental authorities (see "Mainland China Government Research and Development Funding’’), gross research and development expense totaled $41.4 million, or 15.4% of total revenue, in the three months ended September 30, 2025 as compared to $27.9 million, or 13.7% of revenue, in the corresponding period in 2024.
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

General and administrative expense increased primarily reflecting a $2.7 million net increase in personnel costs, professional services costs, and other costs related to general and administrative expenses and a $4.2 million increase in allowance for credit losses offset by a $1.7 million decrease in stock-based compensation.

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
Interest income, Interest expense, and Other expense, net

	Three Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Interest income	$3,100	$2,967	4.5%	$133
Interest expense	(1,851)	(1,208)	53.2%	(643)
Interest income, net	$1,249	$1,759	(29.0)%	$(510)

Other expense, net	$(3,411)	$(5,164)	(33.9)%	$1,753

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
Other expense, net primarily reflects (a) loss recognized from the impact of exchange rates on our working-capital which was $(4.0) million for the three months ended September 30, 2025 compared to $(5.4) million recognized from the impact of exchange rates on our working capital for the three months ended September 30, 2024, and (b) government subsidies, as described under “Mainland China Government Research and Development Funding” above, and other factors.
Gain on short-term investment, and income from equity method investments

	Three Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Realized gain on short term investments	$—	$171	100.0%	$(171)
Unrealized gain on short term investments	18,656	413	4,417.2%	18,243
Income from equity method investments	3,670	1,316	178.9%	2,354
Realized gain on short-term investments includes dividends received during the period. The unrealized gain on short-term investments is based on a change in the market value of ACM Shanghai’s short-term investments (note 12). Income from equity investments is due to an increase of net income from investments in affiliates (note 13).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Three Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Income tax expense	$(2,689)	$(4,007)

The tax expense for the three months ended September 30, 2025 primarily resulted from tax effect of a decrease in our effective income tax rate applied to operating profit for the period. The decrease in our effective income tax rate for the nine months ended September 30, 2025 compared to the same period of the prior year was primarily due to a lower estimated effective tax rate for ACM Shanghai and other factors.

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

Net Income Attributable to Non-Controlling Interests

	Three Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Net income attributable to non-controlling interests	$10,509	$7,768	35.3%	$2,741
As of September 30, 2025, ACM Research owns 74.6% of ACM Shanghai’s (note 1) outstanding shares, which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocable to the non-controlling interest holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Three Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Foreign currency translation adjustment	$9,899	$17,089	(42.1)%	$(7,190)
The foreign currency translation adjustment is primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Three Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Comprehensive income attributable to non-controlling interests	$13,017	$10,842	20.1%	$2,175

Comprehensive income attributable to non-controlling interests was comparable period over period.

Comparison of Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$466,100	$423,676	10.0%	$42,424
ECP (front-end and packaging), furnace and other technologies	135,499	99,362	36.4%	36,137
Advanced packaging (excluding ECP), services & spares	55,280	35,609	55.2%	19,671
Total Revenue by Product Category	$656,879	$558,647	17.6%	$98,232
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
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Cost of revenue	$356,719	$277,908	28.4%	$78,811
Gross profit	300,160	280,739	6.9%	19,421
Gross margin	45.7%	50.3%		(460 bps)

Cost of revenue and gross profit increased due to the increased sales volume, partly offset by a decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories, and a higher provision for inventory.
Operating Expenses

	Nine Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Sales and marketing expense	$60,756	$47,067	29.1%	$13,689
Research and development expense	100,971	77,723	29.9%	23,248
General and administrative expense	52,039	48,940	6.3%	3,099
Total operating expense	$213,766	$173,730	23.0%	$40,036

Sales and marketing expense increased due to a $7.9 million in increased personnel costs, an increase of $4.8 million in outside services and other expenses, an increase of $3.5 million for commissions and travel and entertainment, and a $0.3 million increase in promotional tools, offset by a $2.8 million decrease in stock-based compensation.
Research and development expense increased due to a $15.5 million increase in costs of components for tools built for product development purposes, a $9.1 million increase in personnel costs, and a net increase of $3.4 million in depreciation, outside services and other R&D-related costs, offset by a decrease of $4.8 million in stock-based compensation.
Research and development expense represented 15.4% and 13.9% of our revenue in the nine months ended September 30, 2025 and 2024, respectively. Excluding grant amounts received from mainland China governmental authorities (see "Mainland China Government Research and Development Funding"), gross research and development expense totaled $103.5 million, or 15.8% of total revenue, in the nine months ended September 30, 2025 as compared to $78.4 million, or 14.0% of revenue, in the corresponding period in 2024.
General and administrative expense increased primarily reflecting a $6.0 million increase in personnel and professional services costs, and a $3.6 million increase in allowance for credit losses, partially offset by a $1.4 million decrease in other costs related to general and administrative expenses, and a $5.2 million decrease in stock-based compensation.
Interest income, Interest expense and Other expense, net

	Nine Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Interest income	$10,452	$7,122	46.8%	$3,330
Interest expense	(5,166)	(2,923)	76.7%	(2,243)
Interest income, net	$5,286	$4,199	25.9%	$1,087

Other expense, net	$(4,019)	$(727)	452.8%	$(3,292)

The change in interest income is a result of changes in balances of cash, cash equivalents, time deposits, while the change in interest expense is due to borrowings, together with changes in interest rates on the respective balances.

Other expense, net primarily reflects (a) loss recognized from the impact of exchange rates on our working-capital which was $(4.6) million for the nine months ended September 30, 2025 compared to $(2.6) million for the nine months ended September 30, 2024, and (b) government subsidies, as described under “Mainland China Government Research and Development Funding” above, and other factors.
Gain (loss) on short-term investments, and income from equity method investments

	Nine Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Realized gain on short-term investments	$54	$444	(87.8)%	$(390)
Unrealized gain (loss) on short-term investments	20,304	(1,151)	(1864.0)%	21,455
Income from equity method investments	6,395	101	6231.7%	6,294
Realized gain on short-term investments includes dividends and net gains from sales of short-term investments during the period. The unrealized gain (loss) is based on a change in market value of ACM Shanghai’s short-term investments (note 12). Income from equity investments is derived from net income from investments in affiliates (note 13).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Income tax expense	$(6,733)	$(17,712)

The tax expense for the nine months ended September 30, 2025 primarily resulted from the tax effect of a decrease in our effective income tax rate applied to a decrease in operating profit for the period. The decrease in our effective income tax rate for the nine months ended September 30, 2025 compared to the same period of the prior year was primarily due to a lower estimated effective tax rate for ACM Shanghai and other factors.
Net Income Attributable to Non-Controlling Interests

	Nine Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Net income attributable to non-controlling interests	$21,652	$19,616	10.4%	2,036

Foreign currency translation adjustment

	Nine Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Foreign currency translation adjustment	$15,554	$10,376	49.9%	5,178
The foreign currency translation adjustment is primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Nine Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Comprehensive income attributable to non-controlling interests	$25,224	$21,458	17.6%	$3,766

Comprehensive income attributable to non-controlling interests for the nine months ended September 30, 2025 increased by $3.8 million as compared to the same period in 2024, reflecting a change in net income attributable to the non-controlling interests for the period together with the impact of foreign exchange rate fluctuations on the cumulative balance.
Liquidity and Capital Resources

During the first nine months of 2025, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions, and our loan from China CITIC Bank. Cash and cash equivalents, restricted cash, and time deposits were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$1,067,339	$411,310
Short-term time deposits	30,922	17,277
Long-term time deposits	—	13,275
Total	$1,098,261	$441,862

The $656.4 million increase in cash and time deposits was primarily driven by $738.1 million net cash provided by financing activities, and a $5.6 million increase from the effect of the exchange rate on cash, cash equivalents, restricted cash and non-cash items, offset by $44.2 million of cash used in operations, and $43.0 million of net cash used in investing activities, excluding the change in net cash related to time deposits.

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

For the nine months ended September 30, 2025 and 2024, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and dividends paid by ACM Shanghai to the stockholders of ACM Shanghai (including ACM Research), no transfers or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Our cash and cash equivalents at September 30, 2025 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders. The use of proceeds raised by the STAR Market IPO and Private Offering, without further approvals, are limited to specific usage. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.
ACM Research has never declared or paid cash dividends on our capital stock. ACM Research intends to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Cash Flow (Used in) Provided by Operating Activities. Net cash (used in) provided by operating activities during the nine months ended September 30, 2025 and 2024 consisted of:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net Income	$107,681	$92,163
Non-cash operating lease cost	3,338	2,848
Provision for inventory	9,853	3,858
Provision for credit losses	9,481	5,796
Depreciation and amortization	10,460	7,073
Income from equity method investments	(6,395)	(101)
Unrealized (gain) loss on short-term investments	(20,304)	1,151
Deferred income taxes	(11,713)	6,969
Stock-based compensation	27,149	40,792
Dividends from unconsolidated affiliates	64	731
Realized gain on short-term investment	—	(444)
Others	1,092	1,063
Net changes in operating assets and liabilities	(174,950)	(98,044)
Net cash flow (used in) provided by operating activities	$(44,244)	$63,855
Significant net changes in operating asset and liability accounts primarily include the following:
•uses of cash: a $80.7 million increase in inventories, net, a $91.3 million net increase in accounts receivable, net, a $43.3 million decrease in advances from customers, and a $14.1million increase in other receivables and other assets.
• sources of cash: a $44.5 million increase in accounts payable and related party accounts payable, a $9.9 million net increase in other liabilities which includes long-term operating lease liabilities, other long-term liabilities, other payables and accrued expenses, and deferred revenue.
Cash Flow Used in Investing Activities. Net cash used in investing activities, excluding the change in net cash related to time deposits, for the nine months ended September 30, 2025 was ($43.0) million, primarily consisting of purchase of property, plant and equipment, and intangible assets for ($43.3 million), and $(0.5) million for purchase of long-term investments, net of a $0.7 million deposit return for land use right.
Cash Flow Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2025 was $738.1 million, primarily consisting of $623.0 million in net proceeds from Private Offering by ACM Shanghai, $101.6 million in net proceeds from short-term and long-term borrowing (notes 8 and 10), and $27.9 million in proceeds from exercise of stock options, partly offset by $(7.0) million used for the repurchase of shares held by ACM Shanghai, and $(7.6) million payment of ACM Shanghai dividend.

We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with the following banks:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at September 30, 2025
				(in thousands)
China CITIC Bank (2)	July 2023	Repayable by installments and the last installments repayable in December 2025	3.45%	RMB200,000	RMB99,765
				$28,140	$14,037
China CITIC Bank (2)	January 2025	Repayable by installments and the last installments repayable in January 2028	3.60%	RMB200,000	RMB199,980
				$28,140	$28,140
China Everbright Bank	December 2024	September 2027	2.60%	RMB600,000	RMB399,207
				$84,420	$56,167
China Merchants Bank	August 2024	March 2026	2.28%	RMB200,000	RMB120,069
				$28,140	$16,894
Bank of China	September 2025	September 2026	2.30%-2.62%	RMB400,000	RMB342,195
				$56,280	$48,147
Industrial and Commercial Bank of China	November 2024	November 2027	2.35%	RMB300,000	RMB299,676
				$42,210	$42,164
China Merchants Bank	August 2024	August 2034	2.95%	RMB1,000,000	RMB58,550
				$140,700	$8,238
Bank of China	November 2024	November 2035	2.70%	RMB1,000,000	RMB47,452
				$140,700	$6,678
China Merchants Bank (3)	November 2020	Repayable by installments and the last installments repayable in November 2030	3.65%	RMB128,500	RMB72,949
				$18,080	$10,264
Agricultural Bank of China	April 2024	Repayable by installments and the last installments repayable in April 2034	2.53%-2.78%	RMB300,000	RMB300,187
				$42,210	$42,236
Bank of Shanghai	June 2025	June 2026	2.11%	RMB100,000	NIL

				$14,070	$—
China CITIC Bank	August 2023	September 2026	2.11%	RMB100,000	RMB100,053
				$14,070	$14,077
			Total US Dollars	$637,160	$287,042
(1)Converted from RMB to dollars as of September 30, 2025.
(2)These China CITIC bank facility agreements are with ACM Research, Inc.
(3)The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”
Loan Covenants
In 2025, ACM Shanghai secured long-term loan facilities with China Merchants Bank (note 10) for ACM Shanghai’s project expenditures. The facilities contain certain covenants, which require ACM Shanghai to either repay 50% of the outstanding principal within two months, or repay the loan in accordance with an accelerated payment schedule, if ACM Shanghai does not complete, within three years after then initial drawdown, or before January 2028, a Private Offering with more than RMB 900 million of proceeds.

In 2025, ACM Shanghai secured long-term loan facilities with the Bank of China (note 10) and in April 2025, ACM Shanghai secured a short-term loan facility with the Bank of China for ACM Shanghai’s project expenditures (notes 6 and 8). The facility requires ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.
Contractual Obligations
Grant Contract for State-owned Construction Land Use Right in Shanghai City

In 2020 ACM Shanghai, through its wholly-owned subsidiary ACM Lingang, entered into a Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects), or the Grant Agreement, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, or the Grantor. ACM Lingang obtained rights to use approximately 43,000 square meters (10.6 acres) of land in the East China Silicon Hub of Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone, or the Land Use Right, for a period of fifty years, commencing on the date of delivery of the land in July 2020, which we refer to as the Delivery Date. In exchange for its land use rights, ACM Lingang paid aggregate grant fees of RMB 61.7 million ($9.5 million), or the Grant Fees, and a performance deposit of RMB 12.3 million ($1.9 million), related to the achievement of the certain performance milestones. As of September 30, 2025, ACM Lingang had officially achieved the milestones, and the performance deposit has been refunded in full (note 7).
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
If the total tax revenue of the project fails to reach, but is no less than, 80% of the standard amount agreed under the Grant Agreement, ACM Lingang shall pay 20% of the actual shortfall amount of the tax revenue as liquidated damages. If the total tax revenue of the project fails to reach 80% of the standard agreed under the Grant Agreement within 1 month after the agreed date of reaching target production, the Grantor is entitled to terminate the Grant Agreement, take back the Land Use Right, and shall refund the Grant Fees for the remaining land use term to ACM Lingang.
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
Shipments in the nine months ended September 30, 2025 totaled $626.2 million, as compared to $709.6 million for the same period in 2024. Repeat tool shipments in the nine months ended September 30, 2025 totaled $336.4 million, as compared to $353.5 million for same period in 2024. First tool shipments in the nine months ended September 30, 2025 totaled $289.8 million, as compared to $356.2 million for the same period in 2024.
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

The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Nine Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Adjusted EBITDA Data:
Net Income	$107,681	$92,163	16.8%	$15,518
Interest income, net	(5,286)	(4,199)	25.9%	(1,087)
Income tax expense	6,733	17,712	(62.0%)	(10,979)
Depreciation and amortization	10,460	7,073	47.9%	3,387
Stock based compensation	27,149	40,792	(33.4%)	(13,643)
Unrealized (gain) loss on short-term investments	(20,304)	1,151	(1864.0%)	(21,455)
Adjusted EBITDA	$126,433	$154,692	(18.3%)	$(28,259)

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
Free Cash Flow
The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Nine Months Ended September 30,
	2025	2024	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(Dollars in thousands)
Free Cash Flow Data:
Net cash (used in) provided by operating activities	$(44,244)	$63,855	(169.3%)	$(108,099)
Purchase of property and equipment	(42,473)	(71,047)	(40.2%)	28,574
Purchase of short-term and long-term investments	(478)	(8,769)	(94.5%)	8,291
Free cash flow	$(87,195)	$(15,961)	446.3%	$(71,234)
The decrease in free cash flow for the nine months ended September 30, 2025 as compared to the same period in 2024 reflected the factors driving net cash used in operating activities, a decrease of purchases of property and equipment, and long-term investment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.
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

	Nine Months Ended September 30,
	2025			2024
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$656,879	$-	$656,879	$558,647	$-	$558,647
Cost of revenue	(356,719)	(1,138)	(355,581)	(277,908)	(2,020)	(275,888)
Gross profit	300,160	(1,138)	301,298	280,739	(2,020)	282,759
Operating expenses:
Sales and marketing	(60,756)	(5,854)	(54,902)	(47,067)	(8,645)	(38,422)
Research and development	(100,971)	(7,270)	(93,701)	(77,723)	(12,082)	(65,641)
General and administrative	(52,039)	(12,887)	(39,152)	(48,940)	(18,045)	(30,895)
Income (loss) from operations	$86,394	$(27,149)	$113,543	$107,009	$(40,792)	$147,801
Item 3.    Quantitative and Qualitative Disclosures About Market Risks
Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report. There have been no material changes in the first nine months of 2025 to our market risks or to our management of such risks.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of September 30, 2025. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2025, ACM Research issued, pursuant to the exercise of stock options at a per share exercise price of $0.50 per share, an aggregate of 349,743 shares of Class A common stock that were not registered under the Securities Act of 1933, as amended. We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D:

Sale Date	Exercised Shares (Net)
1/3/2025	26,884
2/4/2025	18,525
2/26/2025	9,782
3/3/2025	27,241
3/3/2025	24,519
3/3/2025	205,952
4/1/2025	4,892
4/7/2025	4,876
5/6/2025	27,072
7/2/2025	27,268
7/16/2025	4,915
Total	381,926

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On September 4, 2025, Howard Chen, Legal Counsel, adopted a Rule 10b5-1 trading arrangement (the “Chen Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Chen Plan allows for the contemporaneous exercise of options and sale of up to 50,000 shares of Class A Common Stock, at specific market prices, commencing on December 5, 2025, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) November 13, 2026, or (iii) such date that the Chen Plan is otherwise terminated according to its terms, whichever comes first.

On August 28, 2025, Fuping Chen, Vice President, Sales—China of ACM Research (Shanghai), Inc., adopted a Rule 10b5-1 trading arrangement (the “Fuping Chen Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Fuping Chen Plan allows for the contemporaneous exercise of options and sale of up to 120,000 shares of Class A Common Stock, at specific market prices, commencing on December 2, 2025, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) November 20, 2026, or (iii) such date that the Fuping Chen Plan is otherwise terminated according to its terms, whichever comes first.

On August 27, 2025, Mark McKechnie, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the “McKechnie Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The McKechnie Plan allows for the contemporaneous exercise of options and sale of up to 129,801 shares of Class A Common Stock, at specific market prices, commencing on December 4, 2025, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) May 10, 2027, or (iii) such date that the McKechnie Plan is otherwise terminated according to its terms, whichever comes first.

On August 13, 2025, Haiping Dun, Board Member of ACM Research, adopted a Rule 10b5-1 trading arrangement (the “Dun Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Dun Plan allows for the contemporaneous exercise of options and sale of up to 30,000 shares of Class A Common Stock, at specific market prices, commencing on March 9, 2026, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) August 13, 2027, or (iii) such date that the Dun Plan is otherwise terminated according to its terms, whichever comes first.

On August 13, 2025, Lisa Feng, Chief Financial Officer of ACM Shanghai, adopted a Rule 10b5-1 trading arrangement (the “Feng Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Feng Plan allows for the contemporaneous exercise of options and sale of up to 30,000 shares of Class A Common Stock, at specific market prices, commencing on November 12, 2025, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) November 13, 2026, or (iii) such date that the Feng Plan is otherwise terminated according to its terms, whichever comes first.

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

ACM RESEARCH, INC.
Date: November 6, 2025	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)