Form 10-K
period 2025-12-31
ACM Research, Inc.
filed 2026-03-02
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value on June 30, 2025 (the last business day of the registrant’s most recently completed second quarter) of the voting common equity held by non-affiliates of the registrant, computed by reference to the $25.90 closing price of the stock on that date, was $1,371.2 million. The registrant does not have non-voting common equity outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	60,705,783 shares outstanding as of February 25, 2026
Class B Common Stock, $0.0001 par value	5,021,811 shares outstanding as of February 25, 2026
Documents Incorporated By Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference in Part III of this report.

ACM Research, Inc., or ACM Research, is a Delaware corporation founded in California in 1998 to supply capital equipment developed for the global semiconductor industry. Since 2005, ACM Research has conducted its business operations principally through its subsidiary ACM Research (Shanghai), Inc., or ACM Shanghai, a limited liability corporation formed at the time by ACM Research in the People’s Republic of China, or mainland China. The shares of ACM Shanghai currently trade under the symbol SSEC: 688082.SS on the Shanghai SciTech innovAtion boaRd, known as the STAR Market. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. and its subsidiaries, including ACM Shanghai, collectively.
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
The business of ACM Shanghai is subject to complex laws and regulations in mainland China that can change quickly with little or no advance notice. To date, we have not experienced such intervention or influence by mainland China central government authorities or a change in those authorities’ rules and regulations that have had a material impact on ACM Shanghai or ACM Research.
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

The following chart depicts our corporate organization as of December 31, 2025:
A detailed description of how cash is transferred through our organization is set forth under "note 2 — Summary of Significant Accounting Policies - Cash and Cash Equivalents" to the Consolidated Financial Statements of this report.
The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the Public Company Accounting Oversight Board, or the PCAOB, determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction. Ernst & Young Hua Ming LLP, or E&Y our independent registered public accounting firm for the fiscal year ended December 31, 2025, is based in mainland China. Should the PCAOB determine that is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including E&Y, ACM Research could be transferred to the SEC's “Conclusive list of issuers identified under the HFCA,” ("Conclusive List"). See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms operating in mainland China” of this report for more information. Under current regulations, if ACM Research were to be included on Conclusive List for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless.
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

On November 15, 2024, the U.S. Department of the Treasury published a final rule implementing a framework for the regulation of outbound foreign investment from the United States. The new program, known as the Outbound Investment Security Program (“OISP”) was codified in the United States Code of Federal Regulations at 31 C.F.R. Part 850, effective as of January 2, 2025. The OISP was amended by the Comprehensive Outbound Investment National Security Act (“COINS Act”) which was signed into law on December 18, 2025, although the provisions of the COINS Act will not come into effect until the Department of the Treasury issues implementing regulations, which by law must occur by March 2027. The OISP marks a shift in U.S. economic policy, as historically the United States government declined to restrict outbound investment from the United States for national security reasons. Going forward, the investment activities of multinational companies, including ACM Research are subject to both CFIUS and OISP requirements, which together will limit cross-border investment opportunities, especially as they relate to China. The OISP regulations in effect today could be interpreted to restrict certain types of private investment in ACM Research in the United States, although these measures do not impact investment in ACM Research’s publicly traded securities. The COINS Act reverses the possible application of the OISP to certain U.S. companies, including ACM Research, and therefore it appears ACM Research will not be subject to the OISP’s private investment restrictions once the provisions of the COINS Act enter into force in 2026 or 2027. See “Item 1A. Risk Factors—Regulatory Risks—The U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities that could otherwise be advantageous to our stockholders” of this report for more information.
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
The information included under the heading “Item 1. Business,” of Part I of this report contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc. ("Gartner") in "Forecast: Semiconductor Capital Spending, Wafer Fab Equipment and Capacity, Worldwide, 4Q25 Update, Bob Johnson et al., December 23, 2025."
GARTNER is a trademark of Gartner, Inc. and its affiliates.
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

Our products are designed to address yield-critical and performance-sensitive process steps that become increasingly difficult as semiconductor devices scale to smaller geometries and more complex structures. We focus on developing differentiated process solutions that enable effective particle removal, uniform material deposition, and reliable process control, while helping customers manage cost of ownership, throughput, and environmental considerations. We believe this approach has supported broader adoption of our tools across multiple technology nodes and device types.

Fabricators of advanced integrated circuits, or chips, can use our wet-cleaning, plating, furnace, PECVD, track, and other front-end processing equipment in numerous steps to improve product yield, even at increasingly advanced process nodes. We have designed these products for use in fabricating foundry, logic and memory chips, including dynamic random-access memory, or DRAM, and 3D NAND-flash memory chips. We also develop, manufacture and sell a range of advanced packaging equipment to wafer assembly and packaging customers.
Revenue from single wafer cleaning, Tahoe and semi-critical cleaning equipment totaled $626.0 million, or 69.5% of total revenue in 2025, $578.9 million, or 74.0% of total revenue in 2024, and $403.9 million, or 72.4% of total revenue in 2023. Revenue from ECP (front-end packaging), furnace and other technologies totaled $199.6 million, or 22.1% of total revenue in 2025, $151.1 million, or 19.3% of total revenue, in 2024, and $103.4 million, or 18.5% of total revenue in 2023. Revenue from advanced packaging (excluding ECP), services and spares totaled $75.8 million, or 8.4% of total revenue in 2025, $52.2 million, or 6.7% of total revenue in 2024, and $50.5 million, or 9.1% of total revenue in 2023. Selling prices for our tools generally range from $0.5 million to more than $5 million.
We estimate, based on third-party reports and on customer and other information, that our current product portfolio addresses approximately $21 billion of the 2025 global wafer fab equipment, or WFE, market. By product line, we estimate an approximately $7.3 billion market opportunity is addressed by our wafer cleaning equipment, $5.3 billion by our Plasma-Enhanced Chemical Vapor Deposition, or PECVD, equipment, $3.0 billion by our Track equipment, $2.6 billion by our furnace equipment, $1.5 billion by our electro-chemical plating, or ECP, equipment, and more than $1.2 billion by our stress-free polishing, advanced packaging, wafer processing, and other processing equipment.
Gartner estimates the total worldwide semiconductor WFE market grew by 11.0% from $111.6 billion in 2024 to $123.9 billion in 2025, and estimates will increase by 11.8% to $138.5 billion in 2026. Gartner estimates China WFE decreased by 1.7%, from $40.0 billion in 2024 to $39.3 billion in 2025, and is expected to decrease by 9.9% to $35.4 billion in 20261.
We have focused our selling efforts on establishing a referenceable base of leading foundry, logic and memory chip makers, whose use of our products can influence decisions by other manufacturers. We believe this customer base has helped us penetrate the mature chip manufacturing markets and build credibility with additional industry leaders. We have used a “demo-to-sales” process to place evaluation equipment, or “first tools,” with numerous selected customers.
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
1 The information contains statistical data and estimates, including forecasts, that are based on information provided by Gartner®, "Forecast: Semiconductor Capital Spending, Wafer Fab Equipment and Capacity, Worldwide, 4Q25 Update, Revenue Basis, Bob Johnson et al., 23 December 2025."

Our Technology and Product Offerings

Semiconductor manufacturing is becoming increasingly complex as device scaling, 3D architectures, advanced packaging, and power efficiency requirements place greater demands on yield-critical process steps. These trends increase the importance of differentiated process equipment capable of operating within tighter tolerances, supporting new materials, and integrating across multiple manufacturing stages.

We develop and deliver a broad portfolio of differentiated semiconductor process equipment that spans front-end wafer fabrication through advanced packaging. Our product platforms are built around proprietary process technologies and system architectures designed to address increasingly complex device structures, tighter process windows, and rising yield sensitivity at advanced nodes. Our current business mix is primarily from wet cleaning, plating, and advanced packaging. We have been investing in the development of new products for several adjacent front-end process steps—including furnace, PECVD, and track—leveraging common design principles, modular platforms, and deep process integration.This multi-product approach enables us to support customers across a larger portion of the manufacturing flow, deepen technical engagement, and is intended to create additional growth opportunities over time.
Wet Cleaning Equipment for Front End Production Processes

Wafer cleaning is a foundational process step in semiconductor manufacturing, directly impacting yield, reliability, and device performance across every major technology node. As device architectures have evolved toward smaller geometries, higher aspect ratios, and complex 3D structures, cleaning requirements have become increasingly demanding—requiring effective particle and residue removal while minimizing pattern damage and chemical consumption. Our wet cleaning portfolio is designed to address these challenges through proprietary process technologies, modular architectures, and application-specific configurations that support both advanced and mature nodes. Our solutions are deployed across multiple front-end process steps and are optimized to balance performance, yield, throughput, cost of ownership, and environmental considerations.

Our wet-cleaning platforms incorporate proprietary SAPS, TEBO, and Tahoe technologies, enabling effective removal of random particles while preserving delicate wafer features, even at increasingly advanced process nodes (the minimum line widths on a chip). The systems are built on a modular architecture that allows customers to tailor tool configurations to specific process requirements, while leveraging standardized chamber, electrical, chemical delivery, and control modules.

This approach supports rapid configuration, efficient qualification, and optimized chemical selection without sacrificing reliability or scalability. While our tools are primarily designed for 300mm silicon wafer manufacturing, we also offer solutions for 150mm and 200mm wafers, as well as non-standard substrates including compound semiconductors, quartz, sapphire, glass, and plastics.
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
•Semi-critical cleaning. Our cleaning portfolio also comprises a suite of semi-critical cleaning products including single wafer back-side cleaning, scrubber, and auto bench.
ECP, Furnace, PECVD, and Track Platforms

Building on our core strengths in wet processing, ACM has expanded into several adjacent front-end process categories, including electrochemical plating (ECP), furnace, PECVD, and track platforms. Each of these product lines incorporates our differentiated approach to tool design, process control, and modular architecture, allowing us to apply proprietary technologies across multiple steps in the manufacturing flow. Our ECP portfolio addresses both front-end interconnect formation and back-end advanced packaging applications, while our furnace, PECVD, and track platforms are at earlier stages of customer evaluation and adoption, with meaningful long-term growth potential. Together, these platforms reflect our strategy to evolve into a broader, multi-product supplier supporting advanced logic, memory, power, and packaging applications.
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
•Ultra fn Furnace. Our Ultra fn Furnace is our first dry processing tool. Our Ultra fn vertical furnace features a proprietary quartz-based process chamber capable of operating at temperatures up to 1250°C while maintaining uniformity, a performance level that we believe is not currently achieved by other vertical furnace platforms.
•Ultra Pmax™ PECVD tools. Our Ultra Pmax™ PECVD products are equipped with a proprietary designed chamber, gas distribution unit and chuck, and is intended to provide better film uniformity, reduced film stress, and improved particle performance.
•Ultra Track. Our Ultra Track products include a 300mm process tool that delivers uniform air downflow, fast robot handling and configurable software to address specific customer requirements, and has multiple features that enhance performance across defectivity, throughput, and cost of ownership.
Advanced Packaging and other Back-End Processing Tools
We leverage our technology and expertise to provide a range of single-wafer products for back-end wafer assembly and packaging customers. We develop, manufacture and sell a wide range of advanced packaging equipment, such as coaters, developers, photoresist strippers, scrubbers, wet etchers and copper-plating equipment. We focus on providing custom-made, differentiated equipment that incorporates customer-requested features at a competitive price.
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
Our other advanced packaging products include: Ultra ECP ap, which delivers a uniform metal layer to finished wafers prior to packaging; Ultra C Developer, which applies liquid developer to selected parts of photoresist to resolve an image; Ultra C PR Megasonic-Assisted Stripper, which removes photoresist; Ultra C Scrubber, which scrubs and cleans wafers; Ultra C Thin Wafer Scrubber, which addresses a sub-market of cleaning very thin wafers for certain Asian assembly factories; and Ultra C Wet Etcher, which etches silicon wafers and copper and titanium interconnects.
Our Customers
To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in mainland China, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.
Since 2009 we have delivered more than 1,435 tools to our customers, more than 1,255 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue to us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool.
Our equipment can generally be configured for use by manufacturers, or customer types, who in turn build a range of different semiconductor types. Our revenue by customer type was distributed as follows: Foundry/Logic/Other represented 59%, 71%, and 64% of total revenue in 2025, 2024, and 2023, respectively; Memory represented 27%, 22%, and 24%; and Advanced Packaging/Wafer Processing represented 14%, 7%, and 13% for the same periods. For information on our customer concentration risks with respect to revenue and accounts receivable, see note 2 to the consolidated financial statements included in this report.
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
Our sales have historically been made using purchase orders with agreed technical specifications. Our sales terms and conditions are generally consistent with industry practice but may vary from customer to customer. We seek to obtain a purchase order four to six months ahead of the customer’s desired delivery date. Consistent with industry practice, customers may delay delivery, adjust, or cancel orders prior to shipment subject to penalties.
Our marketing team focuses on our product strategy and technology road maps, product marketing, new product introduction processes, demand assessment and competitive analysis, customer requirement communication and public relations. Our marketing team also has the responsibility to conduct environmental scans, study industry trends and arrange our participation at major trade shows.

Manufacturing
We conduct a substantial majority of our product development, manufacturing, support and services in mainland China, with additional product development and subsystem production in Korea. Substantially all of our tools are built to order at our Lingang development and production center. See “Item 2. Properties,” of Part I of this report.
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
Research and Development
We believe that our success depends in part on our ability to develop and deliver breakthrough technologies and capabilities to meet our customers’ ever-more challenging technical requirements. For this reason, we devote significant financial and personnel resources to research and development. Our research and development team is comprised of highly skilled engineers and technologists with extensive experience across a range of technologies, cleaning processes and chemistry, mechanical design, and control system design.
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
As of December 31, 2025, we have been issued more than 594 patents in the United States, mainland China, Japan, Korea, Singapore and Taiwan, including 82 issued patents, and 33 patents pending, in the United States. These patents carry expiration dates from 2027 through 2045. Many of the US patents and applications have also been filed internationally, including one or more of the European Union, Japan, mainland China, Singapore, Korea, and Taiwan. Specifically, we own patents in wafer cleaning, electro-polishing and plating, wafer preparation, and other semiconductor processing technologies.
We manufacture advanced single-wafer cleaning systems equipped with our SAPS, TEBO and Tahoe technologies. We have 66 patents granted internationally protecting our SAPS technologies, and we have filed 13 international patent applications for key TEBO technologies, and 8 for Tahoe, in accordance with the Patent Cooperation Treaty. In addition, we have patented technologies for SFP and ECP that are embedded in certain tools. We also have patented technologies in other semiconductor processing areas, including wafer preparation and several specific processing steps.
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
Competition
The chip equipment industry is characterized by rapid change and is highly competitive throughout the world. We compete with semiconductor equipment companies located around the world, and we may also face competition from new and emerging companies, including new competitors from mainland China. We consider our principal competitors to be those companies that provide wafer cleaning, electrical plating and furnace products to the global market, including Lam Research Corporation, NAURA Technology Group Co., Ltd., SCREEN Holdings Co., Ltd., SEMES Co. Ltd., Tokyo Electron Ltd. and Kokusai Semiconductor Equipment Corporation. Principal competitors for our PECVD and Track products also include Lam Research Corporation, Applied Materials, Inc., and Suzhou Jingtuo Semiconductor Technology Co., Ltd. We also face additional competitors based in mainland China across multiple product lines due in part to the recent entrants of local equipment suppliers.
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
Our People
As of December 31, 2025, we had 2,513 full-time equivalent employees, of whom 196 were in administration, 365 were in manufacturing, 1,228 were in research and development, and 724 were in sales and marketing and customer services. Of these employees, 2,357 were located in mainland China and the Taiwan region, 127 were located in Korea and 29 were based in the United States. We have never had a work stoppage, and none of our employees are represented by a labor organization or subject to any collective bargaining arrangements. We consider our employee relations to be good.
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
•our long and unpredictable sales cycle, including our deployment of significant expenses long before we can recognize revenue from new products, if at all;
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
Regulatory Risks
•regulatory actions limiting our ability and the broader industry's ability to export into China, as well as other specified countries, items, software, or technology sourced from the U.S. or otherwise subject to control under the U.S. Export Administration Regulations (EAR), or controls introduced by other countries including Japan and the Netherlands, thereby impacting our ability to sell our tools to customers in these jurisdictions, source certain services from these jurisdictions, and/or engage in R&D activities with our foreign affiliates;
•our operations in mainland China and Korea subsidiaries, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List;
•the U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities outside the United States and/or receiving capital from investors in the United States that could otherwise be advantageous to our stockholders;
•changes in government trade policies that could limit the demand for our tools and/or increase the cost of our tools;
•we may be subject to risks related to recent U.S. tariffs on the semiconductor industry;
•changes in political and economic policies with respect to mainland China; and
•mainland China’s currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of mainland China;

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
•the difficulty to predict the effect of the STAR Listing on the Class A common stock;
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
The HFCA Act, which became law in December 2020, includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in any non-U.S. jurisdiction. Under current regulations, the HFCA Act also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for two consecutive years, the SEC shall prohibit the issuer’s securities registered in the United States from being traded on any national securities exchange or over-the-counter market in the United States. Our current independent registered public accounting firm, E&Y, is a PCAOB-registered firm that is headquartered in mainland China. However, we do not believe that we will be impacted by the HFCA Act due favorable determinations made by the PCAOB on December 15, 2022 regarding its ability to inspect auditors in mainland China. It remains unclear, however, what further actions the SEC, the PCAOB or Nasdaq may take to address these issues and what impact those actions will have on U.S. companies, such as ours, that have significant operations in mainland China and have securities listed on a U.S. stock exchange. Any such actions could materially affect our operations and stock price, including by resulting in our being de-listed from Nasdaq or being required to engage a new audit firm, which would require significant expense and management time.
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
Substantially all of our sales in 2025, 2024, and 2023 were made to customers outside the United States. Our manufacturing center has been located in Shanghai since 2006 and substantially all of our operations are located in mainland China. We expect that all of our significant activities will remain outside the United States in the future. We are subject to a number of risks associated with our international business activities, including:
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

Proceeds received by ACM Shanghai from the initial placements of shares with mainland China investors, from the STAR IPO in connection with the STAR Listing of ACM Shanghai shares on the STAR Market, the Private Offering completed by ACM Shanghai during the twelve months ended December 31, 2025, and from future financing activities undertaken by ACM Shanghai (including follow-on offerings or private placements of shares with mainland China investors), will generally be used to grow and support our mainland China operations. Those proceeds generally are not available for distribution to ACM Research. Under existing mainland China laws and regulations, it may be difficult, if not impossible, for ACM Research to be able to receive dividends comprised of funds generated by ACM Shanghai and, even if such dividends can be paid from mainland China to the United States, any such dividends can be paid to ACM Research only if other holders of ACM Shanghai shares receive their pro rata dividends. As a result, it is unlikely that funds raised or generated by ACM Shanghai will be readily distributable to ACM Research.
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
•the significant expenditures required to configure our products often exceed the deposits received from our customers;
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
The chip manufacturing industry is highly concentrated, and we derive most of our revenue from a limited number of customers. A total of four customers accounted for 52.2% of our revenue in 2025, four customers accounted for 52.2% of our revenue in 2024, and three customers accounted for 45.5% of our revenue in 2023.
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
In accordance with industry practice, our sales are on a purchase order basis, which we seek to obtain three to four months in advance of the expected product delivery date. Until a purchase order is received, we do not have a binding purchase commitment. Our customers to date have provided us with non-binding one- to two-year forecasts of their anticipated demands, but those forecasts can be changed at any time, without any required notice to us. Because the lead-time needed to produce a tool configured to a customer’s specifications can extend up to six months, we may need to begin production of tools based on non-binding forecasts, rather than waiting to receive a binding purchase order. No assurance can be made that a customer’s forecast will result in a firm purchase order within the time period we expect, or at all.
If we do not accurately predict the amount and timing of a customer’s future purchases, we risk expending time and resources on producing a specific configured tool that is not purchased by a particular customer, which may result in excess or unwanted inventory, or we may be unable to fulfill an order on the schedule required by a purchase order, which would result in foregone sales. Customers may place purchase orders that exceed forecasted amounts, which could result in delays in our delivery time and harm our reputation. In the future a customer may decide not to purchase our tools at all, may purchase fewer tools than it did in the past or may otherwise alter its purchasing patterns, and the impact of any such actions may be intensified given our dependence on a small number of large customers. Our customers make major purchases periodically as they add capacity or otherwise implement technology upgrades. If any significant customers cancel, delay or reduce orders, our operating results could suffer.
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
Some of our products and supplies may become obsolete or be deemed excess while in inventory due to changes in customer specifications, changes in product structure, components or bills of material as a result of engineering changes, or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. Any such charges we incur in future periods could materially and adversely affect our results of operations.
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
Highly complex tools such as ours may develop defects during the manufacturing and assembly process. We may also experience difficulties in configuring our tools to meet customer specifications or detecting defects during the development and manufacturing of our tools. Some of these failures may not be discovered until we have expended significant resources in configuring our tools, or until our tools have been installed in our customers’ production facilities. These quality problems could harm our reputation as well as our customer relationships in the following ways:
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

We have provided warranties against manufacturing defects of our tools that range from 12 to 36 months in duration. Our product warranty requires us to provide labor and parts necessary to repair defects. As of December 31, 2025, we had accrued $19.1 million in liability contingency for potential warranty claims. Warranty claims substantially in excess of our expectations, or significant unexpected costs associated with warranty claims, could harm our reputation and could cause customers to decline to place new or additional orders, which could have a material adverse effect on our business, results of operations and financial condition.
We rely on third parties to manufacture significant portions of our tools and our failure to manage our relationships with these parties could harm our relationships with our customers, increase our costs, decrease our sales and limit our growth.
Our tools are complex and require components and subassemblies having a high degree of reliability, accuracy and performance. We rely on third parties to manufacture most of the subassemblies and supply most of the components used in our tools. Accordingly, we cannot directly control our delivery schedules and quality assurance. This reliance on third parties and lack of control could result in shortages or quality assurance problems. See also “—Our supply chain may be materially adversely impacted due to global events, including public health issues and the armed conflict in Ukraine.” These issues and our ability to manage increased demand could delay shipments of our tools, increase our testing or production costs or lead to costly failure claims.
We do not have long-term supply contracts with some of our suppliers, and those suppliers are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. In addition, we attempt to dynamically adjust our inventory levels based on market demand, our assessment of supply chain continuity and other factors. There are significant risks associated with our reliance on these third-party suppliers, including:
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
Our supply chain may be materially adversely impacted due to global events, including public health issues and the armed conflict in Ukraine.
We rely upon the facilities of our global suppliers with operations in mainland China, Japan, Taiwan and the United States to support our business. We source the substantial majority of our components from Asia, and as a result, our supply chain can be adversely affected by a variety of global events, including those related to public health issues and the armed conflict in Ukraine. Further, our subsidiaries ACM Shanghai and ACM Korea were recently added to the BIS Entity List, which prohibit any party worldwide from furnishing hardware, software, or technology that are subject to U.S. export controls jurisdiction to ACM Shanghai or ACM Korea and could adversely impact our supply chain. See “—Regulatory Risks—Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List.”
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
We depend on a limited number of suppliers for components and subassemblies used in our tools. Certain components and subassemblies of our tools have only been purchased from our current suppliers to date and changing the source of those components and subassemblies may result in disruptions during the transition process and entail significant delay and expense. We rely on Ninebell Co., Ltd., or Ninebell, as the principal supplier of robotic delivery system subassemblies used in our semiconductor capital equipment; Advanced Electric Co. Inc., as a key supplier of valves used in our semiconductor capital equipment; and certain companies from other countries which supply components and subsystems used in our semiconductor capital equipment. An adverse change to our relationship with any of these suppliers, including an inability to export the components to mainland China, could disrupt our production of our semiconductor capital equipment and could cause substantial harm to our business.
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
Moreover, some of our suppliers may experience financial difficulties that could prevent them from supplying us with components or subassemblies used in the design and manufacture of our products. In addition, our key suppliers may experience manufacturing delays or shutdowns due to circumstances beyond their control, such as labor issues, political unrest or natural disasters. Any supply deficiencies could materially and adversely affect our ability to fulfill customer orders and our results of operations. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability. If key components or materials are unavailable, our costs would increase and our revenue would decline.

Further, the addition of our subsidiaries ACM Shanghai and ACM Korea to the BIS Entity List prohibits any party worldwide from furnishing hardware, software, or technology that are subject to U.S. export controls jurisdiction to ACM Shanghai or ACM Korea, which could adversely affect the ability of our existing suppliers to sell products to those entities and our ability to seek and obtain replacement suppliers for those entities on acceptable terms, or at all. See “—Regulatory Risks—Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List.”
The success of our business will depend on our ability to manage any future growth.
We have experienced rapid growth in our business recently due, in part, to an expansion of our product offerings and an increase in the number of customers that we serve. For example, our headcount grew by 24% in 2025, 27% in 2024, and 32% in 2023. We will seek to continue to expand our operations in the future, including by adding new offices, locations and employees. Managing our growth has placed and could continue to place a significant strain on our management, other personnel and our infrastructure. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. In addition, any inability to manage our growth effectively could result in operating inefficiencies that could impair our competitive position and increase our costs disproportionately to the amount of growth we achieve. To manage our growth, we believe we must effectively:
•hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, service and support personnel and financial and information technology personnel;
•manage multiple relationships with our customers, suppliers and other third parties; and
•continue to enhance our information technology infrastructure, systems and controls.
Our organizational structure has become more complex, including as a result of the STAR Listing. We will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures, at both ACM Research and ACM Shanghai. The continued expansion of our infrastructure will require us to commit substantial financial, operational and management resources before our revenue increases and without any assurances that our revenue will increase.
We are highly dependent on our Chief Executive Officer and President and other senior management and key employees.
Our success largely depends on the skills, experience and continued efforts of our management, technical and sales personnel, including in particular Dr. David H. Wang, the Chair of the Board, Chief Executive Officer and President of ACM Research. All of our senior management are at-will employees, which means either we or the employee may terminate their employment at any time. If one or more of our other senior management personnel were unable or unwilling to continue their employment with us, we may not be able to replace them in a timely manner. Moreover, in connection with the STAR Listing, ACM Shanghai is now managed by a group of officers separate from those of ACM Research and those officers owe fiduciary duties to the various stakeholders of ACM Shanghai. We do not have employment or retention agreements with, or maintain key person life insurance policies on, any of our employees. Our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. In addition, our senior management may join a competitor or form a competing company. The loss of Dr. Wang or other key management personnel, including our Chief Financial Officer, could significantly delay or prevent the achievement of our business objectives.
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
•we may encounter difficulties related to OISP notification requirements or prohibitions (see also “-Regulatory Risks- The U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities that could otherwise be advantageous to our stockholders”);
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
ACM Shanghai utilizes certain items subject to export controls under the U.S. Export Administration Regulations (EAR) in manufacturing and supplying its products. The EAR applies to exports of commodities, software and technology from the United States, including for use in manufacturing products outside the United States, as well as to certain products manufactured outside the United States that incorporate, or are based on, designated U.S. content, software or technology. The Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which administers the EAR, has imposed, and may continue to impose, additional restrictions under the EAR on certain exports to China, to include Hong Kong and Macau, including restrictions targeting the semiconductor manufacturing industry in China. These types of restrictions may impact the operations of ACM Shanghai.

Beginning in October 2022 and continuing through 2025, BIS announced a series of new rules that significantly expanded U.S. export controls as applied to advanced IC products, related manufacturing equipment and technology, and supercomputers, where the destination or ultimate end user is based in mainland China, Hong Kong and Macau. In the case of semiconductor manufacturing equipment, the new rules require an export license for the export, re-export, or transfer to or within mainland China, Hong Kong and Macau of additional types of semiconductor manufacturing equipment, items for use in manufacturing designated types of semiconductor manufacturing equipment (along with other items subject to the EAR, for use in the development or production of ICs), and semiconductor manufacturing equipment for use at certain IC manufacturing and development facilities in mainland China. In most cases, license applications for these exports are reviewed under a presumption of denial. In addition, BIS imposed new restrictions by which U.S. persons anywhere in the world are effectively barred from engaging in certain activities related to the development and production of semiconductors at mainland China fabrication facilities meeting specified criteria, even if no items subject to the EAR are involved.

Effective on December 2, 2024, BIS promulgated a final rule naming a number of companies to the BIS Entity List Among the 140 companies added to the BIS Entity List were two subsidiaries of ACM Research, ACM Shanghai, located in the People’s Republic of China, and ACM Korea, a direct subsidiary of ACM Shanghai, which is located in the Republic of Korea, and other related entities. In general terms, the new BIS Entity List designations prohibit any party worldwide from furnishing hardware, software, or technologies that are subject to U.S. export controls jurisdiction directly or indirectly to ACM Shanghai or ACM Korea without obtaining authorization.

These new restrictions have impacted the procurement by ACM Shanghai and ACM Korea of items, technology and software from the United States, and of certain commodities subject to U.S. export controls from outside the United States, for use in manufacturing its products. The new restrictions may also limit the ability of ACM Shanghai and ACM Korea personnel to provide services to U.S. customers, as these activities could involve the disclosure of U.S. technology to ACM Shanghai or ACM Korea personnel, which could require authorization from BIS. See “Item 1A. Risk Factors—Regulatory Risks—Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List” of this report for more information.

ACM and ACM Shanghai have implemented modifications to their existing business policies and practices in response to these enhanced export restrictions, including by imposing limitations on the activities of their U.S. persons and undertaking measures in connection with their supply chains more broadly to comply with the new regulations. ACM Shanghai is continuing to assess the impact of these export control restrictions, and will continually adjust or modify its policies and practices as required to comply with these or other related updates. Based on our ongoing review, we believe these regulations may directly impact ACM Shanghai’s ability to meet its future production plans, or indirectly impact the spending plans of ACM Shanghai’s customer base. ACM Shanghai may not import, or faces substantial restrictions in importing, parts from the United States or parts subject to U.S. export controls from outside the United States to support tool shipments to such facilities.

We cannot be certain what additional actions the U.S. government may take with respect to China entities, or whether such actions will impact our relationships with our mainland China-based customers. Additional actions could take the form of further revisions to the Entity List or Unverified List, new export restrictions, further expansions to the geographic scope of the controls, or additional tariffs or other trade restrictions. It is also possible that other countries could adopt similar semiconductor-focused export controls to align with the U.S. actions.

Outside of the U.S., during the three and twelve months ended December 30, 2023, two prominent exporters of advanced semiconductor manufacturing equipment, the Netherlands and Japan, announced and began to implement plans to join the United States in imposing semiconductor-focused export controls.

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

Efforts to further tighten semiconductor-related export controls have continued in 2025. In December 2025, the Government of the Netherlands implemented supplemental export controls on certain emerging technology items including sensitive goods, software, and technology related to the semiconductor sector.

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

The U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities that could otherwise be advantageous to our stockholders.

On November 15, 2024, the Office of Investment Security of the U.S. Department of the Treasury published in the Federal Register a final rule to implement President Biden’s August 2023 Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern (the EO). The EO provided for the establishment of a new and targeted national security regulatory framework directed at controlling outbound investment from the United States in certain sensitive industry sectors in the People’s Republic of China (PRC) and the Special Administrative Regions of Hong Kong and Macau (collectively, China). This final rule went into effect January 2, 2025. The OISP was amended by the Comprehensive Outbound Investment National Security Act (“COINS Act”) which was signed into law on December 18, 2025, although the provisions of the COINS Act will not come into effect until the Department of the Treasury issues implementing regulations, which by law must occur by March 2027.

As implemented by the final rule, the framework imposes notification requirements and prohibitions on specified investments by U.S. persons in the semiconductor and microelectronics sector, quantum information technologies, and artificial intelligence (AI) systems. These restrictions apply not only to investments in China, but also to certain investments outside of China. The OISP regulations in effect today could also be interpreted to restrict certain types of private investment in ACM Research in the United States, although these measures do not impact investment in ACM Research’s publicly traded securities. The COINS Act reverses the possible application of the OISP to certain U.S. companies, including ACM Research, and therefore it appears ACM Research will not be subject to the OISP’s private investment restrictions once the provisions of the COINS Act enter into force in 2026 or 2027.

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

Given the breadth of the notification requirement as applicable within the semiconductor industry, we will likely be subject to increased regulatory burden to engage in certain investments in the PRC and other countries. Until the issuance of COINS Act implementing regulations in 2026 or 2027, ACM Research may also be subject to restrictions on raising capital through private investments. Such a mechanism could negatively impact our ability to realize value from certain existing and future investments, including by limiting exit opportunities or causing us to favor buyers or investors that may avoid complex notification requirements or even outright prohibitions, even in circumstances where other buyers may offer better terms or more consideration. There can be no assurances that we will be able to maintain or proceed with investments on terms acceptable to us. It is possible that the outbound investment reporting requirements and prohibitions could adversely affect our business, financial condition, and operating results.

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

The regulations prohibit ACM Shanghai and ACM Korea from obtaining U.S.-sourced components, software or technology. In the future, other countries may also restrict ACM Shanghai's ability to source certain commodities. Although we believe the impact to our supply chain, and the ability of ACM Shanghai and ACM Korea to produce tools in mainland China can be managed without a significant interruption of our business, it will require the transition of certain components to be qualified at our customers to maintain consistent quality standards. The potential impact on sales to our customers will also depend on the effect of the new regulations on the overall spending plans of our customers.

We do not anticipate a significant impact to the ability to sell, deliver and service products to our global customers outside of mainland China. The new regulations prohibit the export or reexport of U.S.-origin items to companies on the Entity List without a BIS license, but do not inhibit the ability of companies on the Entity List to sell, deliver, and service their products to global customers, including customers in the United States.
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
We cannot assure you that we will realize any or all of our anticipated benefits of the STAR Listing, which may not have the anticipated effects of including the strengthening of our market position and operations in mainland China. ACM Shanghai continues to have broad discretion in the use of the proceeds from the initial sales of shares to investors and the proceeds from the STAR IPO and the STAR Private Offering, and will have similar discretion over the use of proceeds from future financing activities (including follow-on offerings or private placements of shares with mainland China investors). ACM Shanghai may not spend or invest those proceeds in a manner that results in our operating success or with which ACM Research stockholders agree. Our failure to successfully leverage the completion of the STAR Listing the STAR IPO,and the STAR Private Offering, and any future financings by ACM Shanghai, to expand our mainland China business could result in a decrease in the price of the Class A common stock, and we cannot assure you that the success of ACM Shanghai will have an attendant positive effect on the price of the Class A common stock.
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

For example, in September 2025, ACM Shanghai completed a private offering, in which ACM Shanghai sold 38,601,326 ordinary shares at price per share of RMB 116.11, raising net proceeds of RMB 4.4 billion (approximately US $623.0 million) after deducting offering-related expenses (the "Private Offering"). The proceeds are intended to be used by ACM Shanghai for research and development, capital expenditures and working capital. As a result, our ownership interest in ACM Shanghai declined to 74.6%.

ACM Research and ACM Shanghai both are public reporting companies but each is subject to separate, and potentially inconsistent, accounting and disclosure requirements, which may lead to investor confusion or uncertainty that could cause decreased demand for, or fluctuations in the price of, one or both of the companies’ publicly traded shares.
Since ACM Shanghai completed the STAR Listing, it has been subject to accounting, disclosure and other regulatory requirements of the STAR Market. At the same time, ACM Research remains subject to accounting, disclosure and other regulatory requirements of the SEC and the Nasdaq Global Market, or Nasdaq. As a result, ACM Research and ACM Shanghai periodically will disclose information simultaneously pursuant to differing laws and regulations. Even though substantially all of the operations of ACM Research are currently conducted through ACM Shanghai, the information disclosed by the two companies will differ, and may differ materially from time to time, due to the distinct, and potentially inconsistent, accounting standards applicable to the two companies and disclosure requirements imposed by securities regulatory authorities, as well as differences in language, culture and expression habit, in composition of investors in the United States and mainland China, and in the capital markets of the United States and mainland China.

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
In addition, investors may elect to invest in our business and operations by purchasing ACM Shanghai shares on the STAR Market rather than purchasing ACM Research Class A common stock, and that reduction in demand could lead to a decrease in the market price for the Class A common stock.
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

Class B common stock has twenty votes per share and Class A common stock has one vote per share. As of February 25, 2025, stockholders who hold shares of Class B common stock, who consist principally of our executive officers, employees, directors and their respective affiliates, collectively held 62.3% of the voting power of our outstanding capital stock. Because of the twenty-to-one voting ratio between Class B and Class A common stock, holders of Class B common stock collectively will continue to control a majority of the combined voting power of Class A common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 4.8% of all outstanding shares of Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. This concentrated control could also discourage a potential investor from acquiring Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the market price of Class A common stock.
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

Item 2. Properties

Our corporate headquarters are in a leased facility located in Fremont, California

ACM Shanghai's mainland China headquarters includes four company-owned buildings located in Shanghai's ZhangJiang Science City, where ACM Shanghai conducts sales, marketing, R&D and administrative activities. Additional research and development, service support and administrative activities are conducted at a multi-story leased facility also in Shanghai's ZhangJiang Science City.In addition, we perform sales support, customer service operations, R&D, and/ or production activities from leased facilities in Beijing, Chengdu, Jiangyin and Wuxi in mainland China and in Jinwi, Gwangju, Baekam, and Seongnam in Korea.
ACM Shanghai, through ACM Lingang, conducts manufacturing, warehousing and R&D operations at its R&D and Production Center in the Lingang region of Shanghai. The five-building complex comprises more than 1,485,000 square foot of floor space in aggregate, and incorporates state-of-the-art manufacturing systems and automation technologies.
ACM Shanghai leases several facilities totaling more than 200,000 square feet, which are located in the Chuansha area of Shanghai and are used for R&D, production and warehousing.
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
We also lease a 10,683 square foot facility in Hillsborough, Oregon, which is used for our U.S.-based sales and services team to support customer activities in the region.

On October 1, 2024, we acquired a commercial facility, comprised of 39,500 square foot total floor space and which includes a 5,200 square foot functional clean room, for a price of $7.75 million. This facility is located in the City of Hillsboro in Oregon, and we have begun investments to expand our research and development, production, and demonstration capabilities in the United States market.
Item 3.    Legal Proceedings
From time to time we may become involved in legal proceedings or may be subject to claims arising in the ordinary course of our business. Although the results of these proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2025, the Company had no outstanding material legal proceedings, other than ordinary routine litigation incidental to the business.
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
Holders of Common Stock
As of February 25, 2026, there were 60,705,783 shares of Class A common stock outstanding held of record by 46 stockholders. The actual number of holders of Class A common stock is substantially greater and includes stockholders who are beneficial owners and whose shares are held of record by banks, brokers, and other financial institutions.
As of February 25, 2026, there were 5,021,811 shares of Class B common stock held of record by 16 stockholders.
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
Sales of Unregistered Securities
In the years ended December 31, 2025, 2024, and 2023, ACM Research issued, pursuant to the exercise of stock options at a per share exercise price of $0.50 per share, an aggregate of 381,926, 945,010, and 646,057 shares of Class A common stock that were not registered under the Securities Act of 1933. We believe the offer and sale of those shares were exempt from registration under the Securities Act of 1933 by virtue of Section 4(a)(2) thereof (or Regulation D promulgated thereunder) because they did not involve a public offering. The recipients of the shares acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were recorded with respect to the shares. The recipients of the shares were accredited investors under Rule 501 of Regulation D.
Performance Graph
The following graph compares the total return of an investment of $100 in cash at the closing price as of December 31, 2020 and as of each year ended through December 31, 2025 for (1) our common stock, (2) the Russell 1000 index, and (3) the Nasdaq Composite Index. All values assume reinvestment of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.
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
We are focused on building a strategic portfolio of intellectual property to support and protect our key innovations. We conduct a substantial majority of our product development, manufacturing, support and services in mainland China, with additional product development and subsystem production in Korea. Substantially all of our tools are built to order at our Lingang manufacturing facilities in Shanghai. See “Item 2. Properties,” of Part I of this report.
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
Our Independent Registered Public Accounting Firm
The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the Public Company Accounting Oversight Board, or the PCAOB, determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction. Ernst & Young Hua Ming LLP, or E&Y our independent registered public accounting firm for the fiscal year ended December 31, 2025, is based in mainland China. Should the PCAOB determine that it is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including E&Y, ACM Research could be transferred to the SEC's “Conclusive list of issuers identified under the HFCA,” ("Conclusive List"). See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with recent and proposed legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms operating in mainland China” of this report for more information. Under current regulations, if ACM Research were to be included on the Conclusive List for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless.
ACM Shanghai STAR Listing
The shares of ACM Shanghai, our principal operating subsidiary, began trading on the STAR Market under the stock code 688082 on November 18, 2021.
ACM Shanghai Dividend
In September 2025, ACM Shanghai, paid a cash dividend of approximately RMB 264.9 million (approximately USD $36.8 million) to the stockholders of ACM Shanghai, including ACM Research. The cash portion of the dividend paid by ACM Shanghai to non-controlling interests was $7.6 million (note 2). During the years ended December 31, 2024 and 2023, ACM Shanghai paid cash dividends of approximately RMB 273.2 million ($38.4 million) and RMB 161.28 million ($22.2 million), respectively. ACM Research intends to use the dividend proceeds for working capital and general corporate purposes.
ACM Shanghai Private Offering
In September 2025, ACM Shanghai completed a private offering, in which ACM Shanghai sold 38,601,326 ordinary shares at price per share of RMB 116.11, raising net proceeds of RMB 4.4 billion (approximately US $623.0 million) after deducting offering-related expenses (the "Private Offering"). The proceeds are intended to be used by ACM Shanghai for research and development, capital expenditures and working capital. As a result, our ownership interest in ACM Shanghai declined to 74.6%.
Addition of ACM Shanghai and ACM Korea to U.S. Entity List
Effective on December 2, 2024, BIS promulgated a final rule naming a number of companies to the BIS Entity List Among the 140 companies added to the BIS Entity List were two subsidiaries of ACM Research, ACM Shanghai, located in the

People’s Republic of China, and ACM Korea, a direct subsidiary of ACM Shanghai, which is located in the Republic of Korea, and other related entities. In general terms, the new BIS Entity List designations prohibit any party worldwide from furnishing hardware, software, or technologies that are subject to U.S. export controls jurisdiction directly or indirectly to ACM Shanghai or ACM Korea without obtaining authorization.
Restrictions Imposed by the U.S. Department of Commerce on Mainland China-Based Semiconductor Producers
ACM Shanghai utilizes certain items subject to export controls under the U.S. Export Administration Regulations (EAR) in manufacturing and supplying its products. The EAR applies to exports of commodities, software and technology from the United States, including for use in manufacturing products outside the United States, as well as to certain products manufactured outside the United States that incorporate, or are based on, designated U.S. content, software or technology. The Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which administers the EAR, has imposed, and may continue to impose, additional restrictions under the EAR on certain exports to China, to include Hong Kong and Macau, including restrictions targeting the semiconductor manufacturing industry in China. These types of restrictions may impact the operations of ACM Shanghai.

Beginning in October 2022 and continuing through 2025, BIS announced a series of new rules that significantly expanded U.S. export controls as applied to advanced IC products, related manufacturing equipment and technology, and supercomputers, where the destination or ultimate end user is based in mainland China, Hong Kong and Macau. In the case of semiconductor manufacturing equipment, the new rules require an export license for the export, re-export, or transfer to or within mainland China, Hong Kong and Macau of additional types of semiconductor manufacturing equipment, items for use in manufacturing designated types of semiconductor manufacturing equipment (along with other items subject to the EAR, for use in the development or production of ICs), and semiconductor manufacturing equipment for use at certain IC manufacturing and development facilities in mainland China. In most cases, license applications for these exports are reviewed under a presumption of denial. In addition, BIS imposed new restrictions by which U.S. persons anywhere in the world are effectively barred from engaging in certain activities related to the development and production of semiconductors at mainland China fabrication facilities meeting specified criteria, even if no items subject to the EAR are involved.

These new restrictions have impacted the procurement by ACM Shanghai and ACM Korea of items, technology and software from the United States, and of certain commodities subject to U.S. export controls from outside the United States, for use in manufacturing its products. The new restrictions may also limit the ability of ACM Shanghai and ACM Korea personnel to provide services to U.S. customers, as these activities could involve the disclosure of U.S. technology to ACM Shanghai or ACM Korea personnel, which could require authorization from BIS. See “Item 1A. Risk Factors—Regulatory Risks—Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List” of this report for more information.

ACM and ACM Shanghai have implemented modifications to their existing business policies and practices in response to these enhanced export restrictions, including by imposing limitations on the activities of their U.S. persons and undertaking measures in connection with their supply chains more broadly to comply with the new regulations. ACM Shanghai is continuing to assess the impact of these export control restrictions, and will continually adjust or modify its policies and practices as required to comply with these or other related updates. Based on our ongoing review, we believe these regulations may directly impact ACM Shanghai’s ability to meet its future production plans, or indirectly impact the spending plans of ACM Shanghai’s customer base. ACM Shanghai may not import, or faces substantial restrictions in importing, parts from the United States or parts subject to U.S. export controls from outside the United States to support tool shipments to such facilities.

Outside of the U.S., during the three and twelve months ended December 30, 2023, two prominent exporters of advanced semiconductor manufacturing equipment, the Netherlands and Japan, announced and began to implement plans to join the United States in imposing semiconductor-focused export controls.

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

Efforts to further tighten semiconductor-related export controls have continued in 2025. In December 2025, the Government of the Netherlands implemented supplemental export controls on certain emerging technology items including sensitive goods, software, and technology related to the semiconductor sector.
See “Part II. Item 1A – Risk Factors – Regulatory Risks – Our ability to sell our tools to customers in mainland China has been impacted, and will likely continue to be materially and adversely impacted, by export license requirements, other regulatory changes, or other actions taken by the U.S. or other governmental agencies” for more information.
Key Components of Results of Operations
Revenue
We develop, manufacture and sell innovative capital equipment to the global semiconductor industry. Since we sell tools to a small number of customers and we configure those tools to fulfill the customers’ specific requirements, our revenue generation fluctuates, depending on the length of the sales, development and evaluation phases:
•Sales and Development. During the sale process we may, depending on a prospective customer’s specifications and requirements, need to perform additional research, development and testing to establish that a tool can meet the prospective customer’s requirements. Sales cycles for orders that require limited configuration and do not require that we develop new technology usually take from 6 to 12 months, while the product life cycle, including the initial design, demonstration and final assembly phases, for orders requiring development and testing of new technologies can take as long as 2 to 4 years. As we expand our customer base, we expect to gain more repeat purchase orders for tools that we have already developed and tested, which we believe will reduce the need for a demonstration phase and shorten the development cycle.
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
We expect our sales prices generally to range from $0.5 million to more than $5 million for our production tools. The sales price of a particular tool will vary depending upon the required specifications. We have designed equipment models using a modular platform that we configure to meet customers’ technical specifications. For example, our Ultra C models for SAPS, TEBO, Tahoe and other solutions use common modular configurations that enable us to create a wet-cleaning tool meeting a customer’s specific requirements, while using pre-existing designs for chamber, electrical, chemical delivery and other modules.

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
We recognize and disclose revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606), of the Financial Accounting Standards Board, or FASB. Refer to “—Critical Accounting Estimates—Revenue Recognition" for more detail.
The loss or delay of multiple large sale transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is lost or delayed, as described under “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—Our quarterly operating results can be difficult to predict and can fluctuate substantially, which could result in volatility in the price of our Class A common stock.” It is difficult to predict accurately when, or even if, we can complete a sale of a tool to a potential customer or to increase sales to any existing customer. Our tool demand forecasts are based on multiple assumptions, including non-binding forecasts received from customers years in advance, each of which may introduce error into our estimates. Future operating results are also difficult to project due to the long lead time for initial tools that we produce for a customer that potentially may not be accepted. Refer to “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—Difficulties in forecasting demand for our tools may lead to periodic inventory shortages or excess spending on inventory items that may not be used.”
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
We are not generally party to long-term purchasing agreements with suppliers. Please see “Item 1A. Risk Factors—Risks Related to Our Business and Our Industry—Our customers do not generally enter into long-term purchase commitments, and they may decrease, cancel or delay their projected purchases at any time.”
As our customer base and tool installations continue to grow, we may need to hire additional manufacturing personnel. The rates at which we add customers and install tools will affect the level and time of this spending. In addition, because we often import components and spare parts from various foreign countries, we have experienced, and expect to continue to experience, the effect of currency fluctuations on our cost of revenue.
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
•travel and entertainment; and
•rent and utilities.
Sales and marketing expense can be significant and may fluctuate, in part because of the resource-intensive nature of our sales efforts and the length and variability of our sales cycle. The length of our sales cycle, from initial contact with a customer to the fulfilling purchase order, is generally 6 to 24 months.
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
•Stock-based awards granted to employees and non-employees are measured at the fair value of the awards on the grant date and are recognized as expenses either (a) immediately on grant, if no vesting conditions are required, or (b) using the graded vesting method, net of estimated forfeitures, over the requisite service period. The fair value of stock options is determined using the Black-Scholes valuation model when there are service and performance condition attached, or the Monte Carlo valuation model when there is a market condition attached. Stock-based compensation expense, when recognized, is charged to cost of revenue or to the category of operating expense corresponding to the service function of the employee or non-employee.
•We also grant discounts to employees when they subscribe for new shares of ACM Shanghai.
Mainland China Government Research and Development Funding
ACM Shanghai and ACM Lingang periodically receive government grants for items associated with technology development and related facilities. The grants contain certain operating conditions, subject to government review upon completion of each specific project. The grants are recorded as long-term liabilities upon receipt, and subsequently recognized in statements of comprehensive income as follows:
•Government grants are credited to research & development expense in the periods in which the specific projects are completed. For the years ended December 31, 2025, 2024, and 2023, such credits to research & development expenses recognized in the consolidated statements of comprehensive income were $8.0 million, $0.5 million and $1.7 million, respectively.
•Government subsidies related to depreciable assets are credited to other income over the useful lives of the related assets for which the grant was received. Government subsidies related to VAT reduction are credited to other income in the period received. For the years ended December 31, 2025, 2024, and 2023, related government subsidies recognized as other income in the consolidated statements of comprehensive income were $1.4 million, $2.0 million, and $0.4 million, respectively.
Unearned government subsidies received are deferred for recognition and recorded as other long-term liabilities on our consolidated balance sheet until the criteria for such recognition have been satisfied. All of the company’s other long-term liabilities represent unearned government subsidies.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests is attributable to the minority holders of shares of ACM Shanghai stock. As a result, we reflect the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests. As of December 31, 2025, ACM Research held 74.6% of ACM Shanghai’s outstanding shares.
Critical Accounting Estimates
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
Inventory

We assess the recoverability of inventories to determine if any adjustments are required. Our products each require a certain level of configuration, and the majority of work-in-process and finished goods inventory is built to fulfill specific customer orders for repeat shipments or first tool deliveries. Inventory provisions are primarily made for slow-moving inventories. Such estimates may differ from actual results, and these differences could have a material impact on the recorded inventory values.

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
Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Year Ended December 31,
	2025	2024	2023
Revenue	100.0%	100.0%	100.0%
Cost of revenue	55.6	49.9	50.5
Gross margin	44.4	50.1	49.5
Operating expenses:
Sales and marketing	8.5	8.4	8.4
Research and development	16.1	13.5	16.6
General and administrative	7.6	8.9	7.3
Total operating expenses, net	32.2	30.8	32.3
Income from operations	12.2	19.3	17.2
Interest income, net	0.9	0.7	1.0
Realized gain from sale of short-term investments	—	0.2	1.6
Unrealized gain (loss) on short-term investments	1.9	0.1	(0.5)
Other (expense) income, net	(1.1)	0.8	(0.3)
Income from equity method investments	1.1	0.1	1.8
Income before income taxes	15.0	21.2	20.8
Income tax expense	(1.5)	(4.5)	(3.5)
Net income	13.5	16.7	17.3
Less: Net income attributable to non-controlling interests	3.1	3.5	3.5
Net income attributable to ACM Research, Inc.	10.4%	13.2%	13.8%

Comparison of Years Ended December 31, 2025, 2024, and 2023
Revenue

	Year Ended December 31,
	2025	2024	2023	% Change 2025 v 2024	% Change 2024 v 2023
	(in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$625,964	$578,887	$403,851	8.1%	43.3%
ECP (front-end and packaging), furnace and other technologies	199,551	151,057	103,356	32.1%	46.2%
Advanced packaging (excluding ECP), services & spares	75,794	52,174	50,516	45.3%	3.3%
Total revenue by product category	$901,309	$782,118	$557,723	15.2%	40.2%

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Mainland China	$897,978	$775,752	$540,969
Other Regions	3,331	6,366	16,754
Total revenue by geographic region	$901,309	$782,118	$557,723

The increase in revenue for 2025 compared to 2024 reflects higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, and ECP (front-end and packaging), furnace and other technologies and advanced packaging (excluding ECP), services and spares. We attribute the increase to a longer-term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market together with the market share changes and product cycles.

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
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2025	2024	2023	% Change 2025 v 2024	% Change 2024 v 2023
	(in thousands)
Cost of revenue	$501,242	$390,564	$281,508	28.3%	38.7%
Gross profit	400,067	391,554	276,215	2.2%	41.8%
Gross margin	44.4%	50.1%	49.5%	(570) bps	60 bps

Cost of revenue and gross profit increased in 2025 as compared to 2024 due to the increased sales volume, partly offset by a decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories, and a higher provision for inventory.

Cost of revenue and gross profit increased in 2024 as compared to 2023 due to the increased sales volume and an increase in gross margin. The increased gross margin versus the prior-year period was primarily due to improved gross margins for certain products and overall product mix.
Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue.
Operating Expenses

	Year Ended December 31,
	2025	2024	2023	% Change 2025 v 2024	% Change 2024 v 2023
	(in thousands)
Sales and marketing expense	$76,899	$65,447	$47,019	17.5%	39.2%
Research and development expense	144,989	105,473	92,709	37.5%	13.8%
General and administrative expense	68,750	69,636	40,648	(1.3)%	71.3%
Total operating expenses	$290,638	$240,556	$180,376	20.8%	33.4%

Sales and marketing expense increased $11.5 million in 2025 as compared to 2024 reflecting increases of $8.4 million in personnel costs, $3.3 million in outside services and other expenses, and $3.7 million for commissions and travel, entertainment, and promotional tools, offset by a $3.9 million decrease in stock-based compensation.
Sales and marketing expense increased $18.4 million in 2024 as compared to 2023, reflecting increases of $8.4 million in personnel costs, $4.9 million in stock-based compensation, $4.4 million from travel and entertainment and commissions, and $0.7 million in professional & outside services and other expenses.
We expect that, for the foreseeable future, sales and marketing expense will increase in absolute dollars, as we continue to invest in sales and marketing by hiring additional employees and expanding marketing programs in existing or new markets. We must invest in sales and marketing processes to develop and maintain close relationships with customers. We are making dollar-based investments to support the growth of our customer base in the United States, and the relative strength of the dollar could have a significant effect on our sales and marketing expense.
Research and development expense increased $39.5 million 2025 as compared to 2024 reflecting increases of $26.7 million in costs of components for tools built for product development purposes, a $9.9 million in personnel costs, and $8.2 million in depreciation, outside services and other R&D-related costs, offset by a decrease of $5.3 million in stock-based compensation.
Research and development expense represented 16.1% and 13.5% of our revenue in the years ended December 31, 2025 and 2024, respectively. Without reduction by grant amounts received from mainland China governmental authorities (see “—mainland China Government Research and Development Funding”), gross research and development expense totaled $152.9 million, or 17.0% of total revenue, in the year ended December 31, 2024 as compared to $105.9 million, or 13.5% of revenue, in the corresponding period in 2024.
Research and development expense increased $12.8 million in 2024 as compared to 2023, reflecting increases of $10.1 million for personnel costs, $5.7 million in stock-based compensation, and $3.7 million in travel and entertainment and other costs to support product development, offset by decreases of $5.5 million in supplies and spares used in product development activities and a $1.2 million for outside services.
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
General and administrative expense decreased $0.9 million in 2025 as compared to 2024, reflecting a $5.7 million decrease in stock-based compensation partially offset by increases of $3.6 million in personnel and professional services costs, $0.7 million in our allowance for credit losses, and $0.5 million in other costs related to general and administrative expenses.

General and administrative expense increased $29.0 million in 2024 as compared to 2023, reflecting increases of $10.8 million in allowance for credit losses, $10.7 million in stock-based compensation, $3.1 million in personnel costs and professional services, and $4.4 million for travel & entertainment, depreciation and amortization, outside services, taxes and other general and administrative expenses.
Stock-Based Compensation Expense
Cost of revenue and operating expenses during the periods presented below have included stock-based compensation as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$1,343	$2,385	$1,406
Sales and marketing expense	6,629	10,552	5,684
Research and development expense	8,783	14,112	8,459
General and administrative expense	16,822	22,527	11,789
Total stock-based compensation expense	$33,577	$49,576	$27,338
Interest income, net and Other (expense) income, net

	Year Ended December 31,
	2025	2024	2023	% Change 2025 v 2024	% Change 2024 v 2023
	(in thousands)
Interest income	$14,639	$9,935	$8,354	47.3%	18.9%
Interest expense	(6,955)	(4,151)	(2,681)	67.5%	54.8%
Interest income, net	$7,684	$5,784	$5,673	32.8%	2.0%

Other (expense) income, net	$(9,832)	$6,334	$(1,558)	*	*
*Not meaningful.

Interest income, net, increased in 2025 compared to 2024. The change in interest income is a result of changes in balances of cash, cash equivalents, time deposits, while the change in interest expense is due to borrowings, together with changes in interest rates on the respective balances.
Interest income, net, increased slightly in 2024 compared to 2023, principally as a result of an increase in interest income due to increase in cash balances, offset by increase in interest expenses incurred from a higher balance of total bank loans.
Other (expense) income, net primarily reflects (a) gains or losses recognized from the impact of exchange rates on our foreign currency-denominated working-capital transactions and (b) government subsidies, as described under “—Government Research and Development Funding” above.

We realized $9.8 million of other expense in the year ended December 31, 2025, reflecting a $10.9 million loss from the impact of exchange rates on our working-capital, partially offset by $1.0 million from government subsidies. Refer to “Mainland China Government Research and Development Funding” above, and other factors for detail.
We realized $6.3 million of other income in the year ended December 31, 2024, reflecting $4.2 million in gains from the impact of exchange rates on transactions, and $2.1 million from government subsidies and other items, as compared to $2.0 million in losses from the impact of exchange rates on transactions, and $0.5 million from government subsidies in the corresponding period in 2023.

Realized gain and unrealized loss from short-term investments, and income from equity method investments

	Year Ended December 31,
	2025	2024	2023	% Change 2025 v 2024	% Change 2024 v 2023
	(in thousands)
Realized gain from sale of short-term investments	$166	$1,788	$9,047	(90.7)%	(80.2)%
Unrealized gain (loss) on short-term investments	17,455	973	(2,737)	1,693.9%	*
Income from equity method investments	10,290	423	9,952	2,332.6%	(95.7)%
*Not meaningful.
We recorded a realized gain on short-term investments including dividends and net gains from sales of short-term investments.
We recorded a realized gain on sale of short-term investments of $1.8 million for the year ended December 31, 2024 as compared to a realized gain of $9.0 million for the same period in 2023 primarily due to the sales of ACM Shanghai’s indirect investment in publicly traded shares in the 2023 fiscal year.
The unrealized gain (loss) is based on a change in market value of ACM Shanghai’s short-term investments (note 12). Income from equity investments is derived from net income from investments in affiliates (note 11).
Income from equity method investments varies based upon the performance of our investments accounted for under the equity method. Refer to Long Term Investments (note 11), in our notes to our consolidated financial statements for details on these equity method investments.
Tax (expense) benefit

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
U.S. federal	$(8,631)	$(483)	$(12,757)
U.S. state	(2)	(2)	(150)
Foreign	(19,632)	(29,120)	(19,696)
Total current tax (expense) benefit	(28,265)	(29,605)	(32,603)
Deferred:
U.S. federal	652	(5,244)	7,316
U.S. state	—	(63)	63
Foreign	14,314	(119)	5,860
Total deferred tax benefit (expense)	14,966	(5,426)	13,239
Total income tax benefit (expense)	$(13,299)	$(35,031)	$(19,364)

We recognized a tax expense of $13.3 million for the year ended December 31, 2025 as compared to a tax expense of $35 million for the prior year period. The decreased tax expense in 2025 primarily resulted from the tax effect of decreased operating profit generated.
As we collect and prepare necessary data, and interpret the guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made.
Our effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 25% for mainland China income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the treatment of stock-based compensation and non-U.S. research expenses. Our four mainland China subsidiaries, ACM Shanghai, ACM Wuxi, ACM Beijing, and ACM Lingang, are liable for mainland China corporate income taxes at the rates of 15%, 25%, 25%, and 25%, respectively. Pursuant to the Corporate Income Tax Law of mainland China, our mainland China subsidiaries generally would be liable for mainland China corporate income taxes at a rate of 25%. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, 2021 and 2024, effective until December 31, 2026. Certain entities which meet requirements according to the Policy of the Lingang New area in China (Shanghai) Pilot Free Trade Zone are entitled to a preferential income tax rate of 15%. ACM Lingang was certified for this in 2021, and this preferential income tax rate is valid from January 1, 2020 until December 31, 2024.ACM Lingang’s tax is expected to be exempt for first two profitable years after NOL utilization and half of thestatuatory tax rate for the next three years.

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
Net Income Attributable to Non-Controlling Interests

	Year Ended December 31,
	2025	2024	2023	% Change 2025 v 2024	% Change 2024 v 2023
	(in thousands)
Net income attributable to non-controlling interests	$27,815	$27,642	$19,503	0.6%	41.7%

ACM Research owns 74.6% of ACM Shanghai’s (note 1) outstanding shares which is reflected in our consolidated financial statements (note 2). We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Year Ended December 31,
	2025	2024	2023	% Change 2025 v 2024	% Change 2024 v 2023
	(in thousands)
Foreign currency translation adjustment	$33,335	$(15,728)	$(10,617)	*	48.1%
*Not meaningful.

The foreign currency translation adjustment is primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Year Ended December 31,
	2025	2024	2023	% Change 2025 v 2024	% Change 2024 v 2023
	(in thousands)
Comprehensive income attributable to non-controlling interests	$35,909	$26,365	$17,689	36.2%	49.0%
Comprehensive income attributable to non-controlling interests represents the portion of ACM Shanghai's operating results attributable to shares of ACM Shanghai stock held by unaffiliated shareholders.
Liquidity and Capital Resources
A detailed description of how cash is transferred through our organization is set forth under “note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents” to the Consolidated Financial Statements of this report.
During the year ended December 31, 2025, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions and our loan from China CITIC Bank. Cash and cash equivalents, restricted cash, short-term time deposits and long-term time deposits were $1,132.6 million at December 31, 2025, compared to $441.9 million at December 31, 2024. The $690.7 million increase was primarily driven by $742.5 million net cash provided by financing activities, $12.8 million from the effects of exchange rates on cash, cash equivalents and restricted cash, and $1.0 million from the effects of foreign exchange translation rates on time deposits, partially offset by $10.3 million used in operations and $55.3 million used in investing activities excluding the change in time deposits.
The table below represents the cash and cash equivalents, restricted cash, and time deposits as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$765,962	$411,310
Short-term time deposits	366,591	17,277
Long-term time deposits	–	13,275
Total	$1,132,553	$441,862
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
For the years ended December 31, 2025, 2024, and 2023, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and dividends paid by ACM Shanghai to ACM Research, no transfers or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Our cash and cash equivalents at December 31, 2025 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders. The use of proceeds raised by Private Offering and the STAR Market IPO and Private Offering without further approvals, are limited to specific usage. We currently intend for ACM Shanghai to retain all available funds from any future earnings for use in the operation of its business and do not anticipate it paying any cash dividends. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.
ACM Research has never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Cash Flow from Operating Activities. Net cash (used in) provided by operating activities during the year ended December 31, 2025, 2024, and 2023 consisted of:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$121,893	$131,269	$96,852
Non-cash operating lease cost	4,544	3,815	3,580
Provision for inventory	15,485	2,796	575
Provision for credit losses	14,498	13,517	2,741
Depreciation and amortization	16,328	9,967	8,092
Realized gain on short-term investments	(112)	(1,788)	(9,047)
Income from equity method investments	(10,290)	(423)	(9,952)
Unrealized (gain) loss on short-term investments	(17,455)	(973)	2,737
Deferred income taxes	(14,375)	5,286	(13,647)
Stock-based compensation	33,577	49,576	27,338
Others	1,309	945	(2)
Dividends from unconsolidated affiliates	2,100	1,529	—
Net changes in operating assets and liabilities	(177,827)	(63,066)	(184,590)
Net cash (used in) provided by operating activities	$(10,325)	$152,450	$(75,323)
Significant changes in operating asset and liability accounts during the year-ended December 31, 2025 included the following uses of cash: an increase in inventories of $108.2 million (note 5), an increase in accounts receivable of $116.1 million (note 4), and a decrease in customer advances of $60.8 million (note 3). As described under “—Key Components of Results of Operations—Mainland China Government Research and Development Funding,” ACM Shanghai and ACM Lingang have received research and development grants from local and central mainland China governmental authorities. ACM Lingang received cash payments of $10.3 million related to such grants in the year ended December 31, 2025. The uses of cash are offset by the following significant sources of cash: an increase in other payables and accrued expenses of $27.1 million and an increase in accounts payable of $67.9 million.
Significant changes in operating asset and liability accounts during the year-ended December 31, 2024, included the following uses of cash: increases of inventories of $64.1 million, and an increase of accounts receivable of $123.3 million. As described under “—Key Components of Results of Operations—Mainland China Government Research and Development Funding,” As noted above, ACM Lingang received grants of $3.9 million in the year ended December 31, 2024. The uses of cash are offset by the following significant sources of cash: an increase in advances from customers of $67.1, an increase in other payables and accrued expenses of $23.2 million, an increase in FIN-48 and income taxes payable of $13.7 million, and an increase in accounts payable of $1.4 million.
Cash Flow Used in Investing Activities.
Net cash used in investing activities for the year ended December 31, 2025, excluding time deposits and long-term investment activities, was $55.3 million, primarily consisting of $57.7 million of purchases of property and equipment and intangible assets, offset by $2.1 million net proceeds from the sale of short-term investments.
Net cash used in investing activities for the year ended December 31, 2024, excluding time deposits and long-term investment activities, was $103.8 million, primarily consisting of $85.9 million for purchases of property and equipment and intangible assets, $24.9 million for purchases of long-term investments and $1.4 million for purchases of equity investments, partly offset by $8.4 million of net proceeds from the sale of short-term investments.
Cash Flow Provided by Financing Activities.
Net cash provided by financing activities for the year ended December 31, 2025 was $742.5 million, primarily consisting of $623.0 in net proceeds to ACM Shanghai from the Private Offering, $206.7 million in net proceeds from short and long-term borrowings, and $34.8 million in proceeds from the exercise of stock options, offset by ($107.6 million) of short-term and long-term loan repayments, ($7.6 million) of dividends paid by ACM Shanghai, and ($7.0 million) for the repurchase of shares of stock of ACM Shanghai.
Net cash provided by financing activities for the year ended December 31, 2024 was $92.5 million, primarily consisting of $130.2 million of net proceeds from short and long-term borrowings, and $11.1 million in proceeds from the exercise of stock options, offset by ($41.9 million) of short-term and long-term loan repayments, and ($6.9 million) of dividends paid by ACM Shanghai.
We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with the following lenders, as follows:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at December 31, 2025
				(in thousands)
China CITIC Bank (2)	January 2025	Repayable by installments and the last installments repayable in January 2028	3.60%	RMB200,000	RMB199,980
				$28,460	$28,460
China Everbright Bank	December 2024	September 2027	2.60%	RMB600,000	RMB399,207
				$85,380	$56,806
China Merchants Bank	December 2025	December 2026	2.11%-2.28%	RMB500,000	RMB320,192
				$71,150	$45,563
Bank of China	September 2025	September 2026	2.30%-2.62%	RMB400,000	RMB340,734
				$56,920	$48,487
Industrial and Commercial Bank of China	November 2024	November 2027	2.25%	RMB300,000	RMB299,195
				$42,690	$42,576
China Merchants Bank (3)	November 2020	Repayable by installments and the last installments repayable in November 2030	2.95%	RMB128,500	RMB69,676
				$18,080	$9,915
Agricultural Bank of China	April 2024	Repayable by installments and the last installments repayable in April 2034	2.43%-2.78%	RMB300,000	RMB295,204
				$42,690	$42,008
Bank of Shanghai	June, 2025	June, 2026	2.11%	RMB100,000	NIL
				$14,230	$—
China CITIC Bank	August 2023	September 2026	2.11%	RMB100,000	RMB100,059
				$14,230	$14,238
				$373,830	$288,053
(1)Converted from RMB to dollars as of December 31, 2025.
(2)This China CITIC bank facility agreement is with ACM Research, Inc.

(3)The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”
Effect of exchange rate changes on cash, cash equivalents and restricted cash. The impact of fluctuations of the RMB to U.S. dollar currency exchange rate in RMB-denominated accounts (note 2) contributed to a $12.8 million increase in the value of these items during the year ended December 31, 2025.
Contractual Obligations
Grant Contract for State-owned Construction Land Use Right in Shanghai City
In 2020 ACM Shanghai, through its wholly-owned subsidiary ACM Lingang, entered into a Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects), or the Grant Agreement, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, or the Grantor. ACM Lingang obtained rights to use approximately 43,000 square meters (10.6 acres) of land in the East China Silicon Hub of Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone, or the Land Use Right, for a period of fifty years, commencing on the date of delivery of the land in July 2020, which we refer to as the Delivery Date. In exchange for its land use rights, ACM Lingang paid aggregate grant fees of RMB 61.7 million ($9.5 million), or the Grant Fees, and a performance deposit of RMB 12.3 million ($1.9 million), related to the achievement of the certain performance milestones. As of December 31 2025, ACM Lingang had officially achieved the milestones, and the performance deposit has been refunded in full (note 9).
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
Shipments for the years ended December 31, 2025, 2024, and 2023 totaled $854 million, $973 million, and $596 million, respectively. Repeat tool shipments in the years ended December 31, 2025, 2024, and 2023 totaled $466 million, $505 million, and $310 million, respectively. First tool shipments for the years ended December 31, 2025, 2024, and 2023 totaled $388 million, $468 million, and $286 million, respectively.
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Adjusted EBITDA Data:
Net Income	$121,893	$131,269	$96,852	(7.1)%	$(9,376)
Interest income, net	(7,684)	(5,784)	(5,673)	32.8%	(1,900)
Income tax expense	13,299	35,031	19,364	(62.0)%	(21,732)
Depreciation and amortization	16,328	9,967	8,092	63.8%	6,361
Stock based compensation	33,577	49,576	27,338	(32.3)%	(15,999)
Unrealized (gain) loss on short-term investments	(17,455)	(973)	2,737	1,693.9%	(16,482)
Adjusted EBITDA	$159,958	$219,086	$148,710	(27.0)%	$(59,128)
We do not exclude from adjusted EBITDA expense reductions and non-operating other income attributable to mainland China governmental grants because we consider and incorporate the expected amounts and timing of those grants in incurring expenses and capital expenditures. If we did not receive the grants, our cash expenses therefore would be lower, and our cash position would not be affected to the extent we have accurately anticipated the amounts of the grants. For additional information regarding our mainland China grants, please see “—Key Components of Results of Operations—Mainland China Government Research and Development Funding.”

Free Cash Flow
The following table reconciles net cash from operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Year Ended December 31,
	2025	2024	2023	% Change 2025 v 2024	Absolute Change 2025 v 2024
	(in thousands)
Free Cash Flow Data:
Net cash (used in) provided by operating activities	$(10,325)	$152,450	$(75,323)	(106.8)%	$(162,775)
Purchases of property and equipment	(56,283)	(82,463)	(61,876)	(31.7)%	26,180
Purchases of short-term and long-term investments	(484)	(26,264)	(25,864)	(98.2)%	25,780
Free cash flow	$(67,092)	$43,723	$(163,063)	(253.4)%	$(110,815)
The changes in free cash flow for the years ended December 31, 2025, 2024, and 2023 reflect the factors driving net cash used in operating activities, purchases of property and equipment and purchases of short-term and long-term investments. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.
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

	Year Ended December 31,
	2025			2024			2023
	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$901,309	$-	$901,309	$782,118	$-	$782,118	$557,723	$-	$557,723
Cost of revenue	(501,242)	(1,343)	(499,899)	(390,564)	(2,385)	(388,179)	(281,508)	(1,406)	(280,102)
Gross profit	400,067	(1,343)	401,410	391,554	(2,385)	393,939	276,215	(1,406)	277,621
Operating expenses:
Sales and marketing	(76,899)	(6,629)	(70,270)	(65,447)	(10,552)	(54,895)	(47,019)	(5,684)	(41,335)
Research and development	(144,989)	(8,783)	(136,206)	(105,473)	(14,112)	(91,361)	(92,709)	(8,459)	(84,250)
General and administrative	(68,750)	(16,822)	(51,928)	(69,636)	(22,527)	(47,109)	(40,648)	(11,789)	(28,859)
Income (loss) from operations	$109,429	$(33,577)	$143,006	$150,998	$(49,576)	$200,574	$95,839	$(27,338)	$123,177
Adjusted operating income for the year ended December 31, 2025, as compared with the year ended December 31, 2024, decreased by $57.6 million due to a $41.6 million decrease in income from operations and a $16.0 million decrease in stock-based compensation expense. Adjusted operating income for the year ended December 31, 2024, as compared with the year ended December 31, 2023, increased by $77.4 million due to a $55.2 million increase in income from operations and a $22.2 million increase in stock-based compensation expense.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
As a result of our operating, investing and financing activities, we are exposed to market risks such as interest rate risk and foreign currency exchange rate risk. We are also exposed to credit risk as a result of our normal business activities.
Foreign Currency Exchange Risk

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency, while the functional currency of our subsidiaries in mainland China is RMB, and the functional currency of our subsidiary in Korea is the Korean Won, or the KRW. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of the transactions. Any difference between the initially recorded amount and the settlement amount is recorded as a gain or loss on foreign currency transaction in our consolidated statements of comprehensive income. Monetary assets and liabilities denominated in a foreign currency are translated at the functional currency rate of exchange as of the date of a consolidated balance sheet. Any difference is recorded as a gain or loss on foreign currency translation in the appropriate consolidated statement of operations. In accordance with ASC Topic 830, Foreign Currency Matters, we translate the assets and liabilities into U.S. dollars from RMB using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of comprehensive income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in stockholders’ equity as part of accumulated other comprehensive income.

The majority of our business is conducted through our ACM Shanghai subsidiary that manufactures and sells our products in various global markets, and we also have operations in Korea, the Taiwan Region, the United States, and other countries. We sell the majority of our products in transactions denominated in U.S. dollars; however, we purchase raw materials, pay wages, and make payments to our supply chain in foreign currencies, primarily RMB, and also the KRW. As a result, our earnings, cash flows and cash balances are exposed to fluctuations in foreign currency exchange rates. For example, because of our significant manufacturing operations in mainland China, a weakening RMB is advantageous and a strengthening RMB is disadvantageous to our financial results. At this time, we have not established a formal hedging policy to attempt to reduce the inherent risks of potential currency fluctuations on our global operations. We report the impact of foreign exchange fluctuations in the other (expense) income, net line item of our Consolidated Statements of

Comprehensive Income statements. For 2025, 2024, and 2023, the effect of fluctuations of foreign currencies contributed realized gains (losses) of $(10.9 million), $4.2 million, and $(2.0 million), respectively.
The mainland China government imposes significant exchange restrictions on fund transfers out of mainland China that are not related to business operations. To date these restrictions have not had a material impact on us because we have not engaged in any significant transactions that are subject to the restrictions.
Interest Rate Risk
As of December 31, 2025, 2024, and 2023, the balance of our short term bank borrowings (see note 8 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”), mature at various dates within the following year and do not expose us to interest rate risk. As of December 31, 2025, the balance of our long-term borrowings (see note 10 in the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplementary Data.”) carries a fixed interest rated and we may be exposed to fair value interest rate risk.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ACM Research, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACM Research, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from tools at a point in time, when the Company has satisfied its performance obligation. For shipments made to a customer that has not previously accepted a specific type of tool (“first tools”), revenues are recognized when the tools are accepted by the customer. For shipments made to a customer that have previously accepted a specific type of tool (“repeat shipments”), revenues are recognized upon shipment or delivery because the Company can objectively demonstrate that the tools meet all the required customer specifications.

Auditing the Company’s revenue recognition was challenging due to the substantial effort required to identify repeat shipments, and to evaluate the sufficiency of the audit evidence obtained.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue process. For example, we tested the control over the Company’s analysis to determine whether the repeat shipments identified have been previously accepted by the same customer.

To test the Company’s identification of repeat shipments, we performed audit procedures that included, among others, direct inquiries with personnel from the finance, sales and engineering departments to understand the Company’s identification process for repeat shipments. We applied judgment to determine the nature and extent of audit procedures, and tested all sales transactions classified as repeat shipments during the year. To evaluate the accuracy of the Company’s identification of repeat shipments, we inspected customer acceptance confirmations for similar tools previously sold to the same customer and cross compared the respective contracts with those of the repeat shipments. We evaluated the sufficiency of the audit evidence gathered based on the results of the procedures performed over repeat shipments, including an assessment of the appropriateness of the nature and extent of audit effort.

/s/ Ernst & Young Hua Ming LLP

We have served as the Company's auditor since 2023.

Shanghai, the People’s Republic of China

March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ACM Research, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ACM Research, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ACM Research, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young Hua Ming LLP

Shanghai, the People’s Republic of China

March 2, 2026

ACM RESEARCH, INC.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents (note 2)	$757,373	$407,445
Restricted cash	8,589	3,865
Short-term time deposits (note 2)	366,591	17,277
Short-term investments (note 12)	35,524	19,373
Accounts receivable, net (note 4)	504,250	387,045
Other receivables	48,655	41,859
Inventories, net (note 5)	702,631	597,984
Advances to related parties (note 13)	2,500	1,024
Prepaid expenses and other current assets	10,567	7,507
Total current assets	2,436,680	1,483,379
Property, plant and equipment, net (note 6)	314,830	269,272
Operating lease right-of-use assets, net (note 19)	17,925	14,038
Intangible assets, net	2,847	3,461
Long-term time deposits (note 2)	—	13,275
Deferred tax assets (note 16)	29,389	14,781
Long-term investments (note 11)	66,035	37,063
Other long-term assets (note 7)	4,479	20,452
Total assets	$2,872,185	$1,855,721
Liabilities and Equity
Current liabilities:
Short-term borrowings (note 8)	$74,041	$32,814
Current portion of long-term borrowings (note 10)	35,082	44,472
Related parties accounts payable (note 13)	32,060	16,133
Accounts payable	215,440	139,294
Advances from customers	187,809	243,949
Deferred revenue	17,388	8,537
Income taxes payable (note 16)	991	12,779
FIN-48 payable (note 16)	27,719	19,466
Other payables and accrued expenses (note 9)	150,396	121,657
Current portion of operating lease liabilities	4,786	2,132
Total current liabilities	745,712	641,233
Long-term borrowings (note 10)	178,930	105,525
Long-term operating lease liabilities	5,069	3,840
Other long-term liabilities	11,965	9,217
Total liabilities	941,676	759,815
Commitments and contingencies (note 18)
Equity:
Stockholders’ equity:
Class A Common stock (note 14)	6	6
Class B Common stock (note 14)	1	1
Additional paid-in capital	1,115,504	677,476
Retained earnings	350,428	260,000
Statutory surplus reserve (note 2)	34,164	30,514
Accumulated other comprehensive loss	(35,740)	(63,372)
Total ACM Research, Inc. stockholders’ equity	1,464,363	904,625
Non-controlling interests	466,146	191,281
Total equity	1,930,509	1,095,906
Total liabilities and equity	$2,872,185	$1,855,721

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue (note 3)	$901,309	$782,118	$557,723
Cost of revenue, including cost of revenue from related parties of $62,498, $39,313, and $31,240 for the years ended December 31, 2025, 2024, and 2023, respectively (note 13)	501,242	390,564	281,508
Gross profit	400,067	391,554	276,215
Operating expenses:
Sales and marketing	76,899	65,447	47,019
Research and development	144,989	105,473	92,709
General and administrative	68,750	69,636	40,648
Total operating expenses	290,638	240,556	180,376
Income from operations	109,429	150,998	95,839
Interest income	14,639	9,935	8,354
Interest expense	(6,955)	(4,151)	(2,681)
Realized gain from sale of short-term investments	166	1,788	9,047
Unrealized gain (loss) on short-term investments	17,455	973	(2,737)
Other (expense) income, net	(9,832)	6,334	(1,558)
Income from equity method investments	10,290	423	9,952
Income before income taxes	135,192	166,300	116,216
Income tax expense (note 16)	(13,299)	(35,031)	(19,364)
Net income	121,893	131,269	96,852
Less: Net income attributable to non-controlling interests	27,815	27,642	19,503
Net income attributable to ACM Research, Inc.	$94,078	$103,627	$77,349
Comprehensive income:
Net income	$121,893	$131,269	$96,852
Foreign currency translation adjustment, net of tax	33,335	(15,728)	(10,617)
Unrealized gain on available-for-sale investments, net of tax	2,391	428	—
Comprehensive income	157,619	115,969	86,235
Less: Comprehensive income attributable to non-controlling interests	35,909	26,365	17,689
Comprehensive income attributable to ACM Research, Inc.	$121,710	$89,604	$68,546

Net income per common stock (note 2):
Basic	$1.47	$1.67	$1.29
Diluted	$1.37	$1.53	$1.16

Weighted average common stock outstanding used in computing per share amounts (note 2):
Basic	64,184,776	62,212,569	60,164,670
Diluted	67,311,893	66,237,424	64,870,543

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss)	Non-controlling Interests	Total Equity
Balance at December 31, 2022	54,655,286	$5	5,021,811	$1	$604,089	$94,426	$16,881	$(40,546)	$137,315	$812,171
Cumulative effect of change in accounting principle under ASC 326, net of tax	—	—	—	—	—	(1,769)	—	—	—	(1,769)
Net income	—	—	—	—	—	77,349	—	—	19,503	96,852
Appropriation to statutory surplus reserves	—	—	—	—	—	(13,179)	13,179	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(8,803)	(1,814)	(10,617)
Exercise of stock options	1,380,886	1	—	—	2,303	—	—	—	3,834	6,138
Stock-based compensation	—	—	—	—	23,453	—	—	—	3,885	27,338
ACM Shanghai dividends	—	—	—	—	—	—	—	—	(3,951)	(3,951)
Balance at December 31, 2023	56,036,172	6	5,021,811	1	629,845	156,827	30,060	(49,349)	158,772	926,162
Net income	—	—	—	—	—	103,627	—	—	27,642	131,269
Appropriation to statutory surplus reserves	—	—	—	—	—	(454)	454	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(14,373)	(1,355)	(15,728)
Exercise of stock options	1,902,713	—	—	—	5,990	—	—	—	5,109	11,099
Stock-based compensation	—	—	—	—	41,641	—	—	—	7,935	49,576
ACM Shanghai dividends		—	—	—	—	—	—	—	(6,900)	(6,900)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	350	78	428
Balance at December 31, 2024	57,938,885	6	5,021,811	1	677,476	260,000	30,514	(63,372)	191,281	1,095,906
Net income	—	—	—	—	—	94,078	—	—	27,815	121,893
Appropriation to statutory surplus reserves	—	—	—	—	—	(3,650)	3,650	—	—	—
Repurchase of ACM Shanghai's shares	—	—	—	—	(4,759)	—	—	—	(2,229)	(6,988)
Issuance of shares by ACM Shanghai	—	—	—	—	390,170	—		—	232,794	622,964
Foreign currency translation adjustment	—	—	—	—	—	—	—	25,848	7,487	33,335
Exercise of stock options	2,651,132	—	—	—	24,770	—	—	—	9,997	34,767
Stock-based compensation	—	—	—	—	27,847	—	—	—	5,730	33,577
Capital contribution by non-controlling shareholder	—	—	—	—	—	—	—	—	242	242
ACM Shanghai dividends	—	—	—	—	—	—	—	—	(7,578)	(7,578)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	1,784	607	2,391
Balance at December 31, 2025	60,590,017	$6	5,021,811	$1	$1,115,504	$350,428	$34,164	$(35,740)	$466,146	$1,930,509

The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$121,893	$131,269	$96,852
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash operating lease cost	4,544	3,815	3,580
Depreciation and amortization	16,328	9,967	8,092
Realized gain on short-term investments	(112)	(1,788)	(9,047)
Income from equity method investments	(10,290)	(423)	(9,952)
Unrealized (gain) loss on short-term investments	(17,455)	(973)	2,737
Inventory provision	15,485	2,796	575
Provision for credit losses	14,498	13,517	2,741
Deferred income taxes	(14,375)	5,286	(13,647)
Stock-based compensation	33,577	49,576	27,338
Dividends from unconsolidated affiliates	2,100	1,529	—
Others	1,309	945	(2)
Net changes in operating assets and liabilities:
Accounts receivable	(116,127)	(123,277)	(108,749)
Other receivables	(1,747)	(3,812)	(4,213)
Inventories	(108,218)	(64,135)	(164,027)
Advances to related parties (note 13)	(1,476)	1,408	890
Prepaid expenses and other current assets	(2,587)	11,911	(5,075)
Other long-term assets	(947)	—	—
Related parties accounts payable (note 13)	15,927	4,726	(3,061)
Accounts payable	67,854	1,440	42,343
Advances from customers	(60,844)	67,050	29,974
Deferred revenue	8,851	4,850	2,693
Income taxes payable	(12,096)	6,424	3,009
FIN-48 payable	8,254	7,316	5,463
Other payables and accrued expenses	27,129	23,203	21,375
Operating lease liabilities	(4,548)	(3,514)	(3,580)
Other long-term liabilities	2,748	3,344	(1,632)
Net cash (used in) provided by operating activities	(10,325)	152,450	(75,323)
Cash flows from investing activities:
Purchase of property and equipment	(56,283)	(82,463)	(61,876)
Purchase of intangible assets	(1,372)	(3,485)	(2,462)
Purchase of short-term investments	—	(1,391)	(18,356)
Purchase of time deposits	(389,290)	(74,730)	(26,120)
Proceeds from redemption and maturity of time deposits	54,261	166,549	79,600
Refund of deposit for land use right	686	—	—
Proceeds from sale of short-term investments (note 12)	2,147	8,434	21,735
Proceeds from disposal of long-term investments	—	—	8,242
Purchase of long-term investments	(484)	(24,873)	(7,508)
Net cash used in investing activities	(390,335)	(11,959)	(6,745)
Cash flows from financing activities:
Proceeds from short-term borrowings	87,526	33,265	31,334
Repayments of short-term borrowings	(47,332)	(32,297)	(55,068)
Proceeds from long-term borrowings	119,139	96,896	42,360
Repayments of long-term borrowings	(60,253)	(9,582)	(2,283)
Capital contribution by non-controlling shareholder	242	—	—
Proceeds from exercise of stock options	34,767	11,099	6,138
Repurchase of ACM Shanghai's shares	(6,988)	—	—
ACM Shanghai dividends	(7,578)	(6,900)	(3,951)
Proceeds from issuance of ACM Shanghai’s shares, net of issuance costs	622,964	—	—
Net cash provided by financing activities	742,487	92,481	18,530

Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,825	(4,835)	(1,740)
Net increase (decrease) in cash, cash equivalents and restricted cash	354,652	228,137	(65,278)
Cash, cash equivalents and restricted cash at beginning of year	411,310	183,173	248,451
Cash, cash equivalents and restricted cash at end of year	$765,962	$411,310	$183,173

Reconciliation of cash, cash equivalents and restricted cash in consolidated statements of cash flows:
Cash and cash equivalents	$757,373	$407,445	$182,090
Restricted cash	8,589	3,865	1,083
Cash, cash equivalents and restricted cash	$765,962	$411,310	$183,173

Supplemental disclosure of cash flow information:
Interest paid	$6,955	$4,151	$2,681
Cash paid for income taxes	32,375	11,216	26,103
Prepayment for purchase of long-term investment	—	16,736	—
Purchase of intangible assets included in other long-term assets	—	641	—

Non-cash financing activities:
Cashless exercise of stock options	$195	$483	$333
Non-cash investing activities:
Transfer of prepayment for property to property, plant, and equipment	33	3,348	—
Transfer from inventories to property, plant and equipment	3,872	—	4,379
Transfer from other non-current assets to long term investment	16,737	—	—
Purchases of property, plant and equipment through other payable and accrued expenses	25,010	29,126	33,750
Transfer from property, plant and equipment to inventory	—	918	—
Purchase of long-term investments through other payable and accrued expenses	—	4,729	—
The accompanying notes are an integral part of these consolidated financial statements.

ACM RESEARCH, INC.
Notes to Consolidated Financial Statements
(in thousands, except percents, share and per share data)
NOTE 1 – DESCRIPTION OF BUSINESS
ACM Research, Inc. (“ACM” or “ACM Research”) and its subsidiaries (collectively with ACM, the “Company”) develop, manufacture and sell capital equipment, or tools to the global semiconductor industry.
The Company has direct or indirect interests in the following subsidiaries:

	Place and date of incorporation	Principal Activities	Effective interest held as at December 31,
Name of subsidiaries			2025	2024
ACM Research (Shanghai), Inc. ("ACM Shanghai")	Mainland China, May 2005	Principal operating subsidiary	74.6%	81.5%
ACM Research (Wuxi), Inc. ("ACM Wuxi")	Mainland China, July 2011	Sales and services	74.6%	81.5%
CleanChip Technologies Limited ("CleanChip")	Hong Kong, June 2017	Trading partner between ACM Shanghai and its customers	74.6%	81.5%
ACM Research Korea CO., LTD. ("ACM Korea")	Republic of Korea ("South Korea"), December 2017	Sales, marketing, R&D, production	74.6%	81.5%
ACM Research (Lingang), Inc. ("ACM Lingang") (1)	Mainland China, March 2019	Management of production activities	74.6%	81.5%
ACM Research (CA), Inc. ("ACM California")	USA, April 2019	Procurement for ACM Shanghai	74.6%	81.5%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	Administrative function (inactive)	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd. ("ACM Singapore")	Singapore, August 2021	Sales, marketing, business development	100.0%	100.0%
ACM Research (Beijing), Inc. ("ACM Beijing")	Mainland China, February 2022	Sales and services	74.6%	81.5%
Hanguk ACM CO., LTD	South Korea, March 2022	Sales, services, business development	100.0%	100.0%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	Business development	74.6%	81.5%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	54.5%	59.0%
ACM Research (Chengdu), Inc. ("ACM Chengdu")	Mainland China, December 2024	Sales and services	74.6%	81.5%
Shengyi Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, December 2024	Business development	63.4%	69.3%
(1) ACM Research (Lingang) Inc. is the English name referred to by its Chinese language name, Shengwei Research (Shanghai), Inc., or ACM Shengwei in prior filings. ACM Research (Lingang), Inc. and Shengwei Research (Shanghai), Inc. refer to the same entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements include the accounts of ACM (ACM Research) and its subsidiaries, including ACM Shanghai and its subsidiaries. ACM’s subsidiaries are those entities in which ACM, directly and indirectly, controls more than a majority of the voting power. All significant intercompany transactions and balances have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain reclassifications have been made to the amounts for prior years to conform to the current year’s presentation.
Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for revenue recognition and deferred revenue, stock-based compensation arrangements, uncertain tax positions, warranty liabilities, allowance for credit losses and inventory provision.
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
The following table presents cash and cash equivalents, according to jurisdiction as of December 31, 2025 and 2024:

	December 31,
	2025	2024
United States	$107,184	$56,308
Mainland China	228,777	94,701
China Hong Kong	421,104	255,853
South Korea	241	516
Singapore	67	67
Total	$757,373	$407,445
Cash held in the U.S. exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits and is subject to risk of loss. No losses have been experienced to date.
Cash amounts at the banks in mainland China are subject to a series of risk control regulatory standards from mainland China bank regulatory authorities. ACM’s subsidiaries in mainland China are required to obtain approval from the State Administration of Foreign Exchange (“SAFE”) to transfer funds into or out of mainland China. SAFE requires a valid agreement to approve the transfers, which are processed through a bank. Other than these mainland China foreign exchange restrictions, ACM’s subsidiaries in mainland China are not subject to any mainland China restrictions and limitations on its ability to transfer funds to ACM Research or among our other subsidiaries. However, cash held by ACM’s subsidiaries in mainland China exceeds applicable insurance limits and is subject to risk of loss, although no such losses have been experienced to date.
ACM California periodically procures goods and services on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the years ended December 31, 2025, 2024 and 2023, cash payments from ACM Shanghai to ACM California for the procurement of goods and services were $13,683, $21,285, and $42,517, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.
For sales through CleanChip and ACM Research, a certain amount of sales or advance payments from customer proceeds is repatriated back to ACM Shanghai in accordance with applicable transfer pricing arrangements in the ordinary course of business. ACM Research provides support for tools under warranty to certain customers located in the U.S., Europe and other regions outside of mainland China on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM Research in accordance with applicable transfer pricing arrangements.
Cash held in Hong Kong exceeds the Hong Kong Deposit Insurance Corporation insurance limits, and the cash held in the United States exceeds the United States Deposit Insurance Corporation insurance limits and therefore, cash in these locations is subject to risk of loss. No losses have been experienced to date. There are no additional restrictions for the transfer of cash from bank accounts in the U.S., South Korea, Singapore and Hong Kong.
For the years ended December 31, 2025, 2024 and 2023, after deduction of withholding tax, ACM Shanghai paid $29,238, $28,480, and $19,200 in dividends to ACM Research, respectively.
For the years ended December 31, 2025, 2024 and 2023, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and dividends paid by ACM Shanghai to the stockholders of ACM Shanghai (including ACM Research), no transfers, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Time Deposits

Time deposits are denominated in Chinese Renminbi (“RMB”) and U.S. dollars and deposited with banks in mainland China with fixed terms and interest rates which cannot be withdrawn before maturity, and are presented as short-term deposits and long-term deposits in the consolidated financial statements based on their expected time of collection. They are also subject to the risk control regulatory standards described above upon maturity.

As of December 31, 2025 the Company had time deposits denominated in RMB of 341,463 and denominated in U.S. dollars of $25,128, respectively. As of December 31, 2024, the Company had time deposits denominated in RMB of 13,275 and denominated in U.S. Dollar of $17,277, respectively. Time deposits held as of December 31, 2025 had interest rates of 1.2% to 3.75% and mature between April and December 2026.
Restricted Cash
As of December 31, 2025 and 2024, all of the Company's restricted cash was held by financial institutions located in mainland China, Hong Kong and South Korea, and mainly represents cash secured to guarantee delivery of tools.
Accounts Receivable, Net
In determining the amount of the allowance for credit losses, the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. The Company considers historical collectability based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers.
Inventories, Net

Inventories consist of raw materials (including consumable supplies such as spare parts), work-in-process and finished goods. Inventories are stated at the lower of cost or net realizable value (NRV). Cost is primarily determined by using the weighted average cost method for raw materials, which make up the majority of the cost of work-in-process and finished goods. At the end of each reporting period, the Company performs a recoverability assessment. Inventory write-downs are recorded in cost of goods sold for excess, slow-moving or obsolete inventories, as well as for any inventories where the estimated NRV is less than cost.

Property, Plant and Equipment, Net
Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation begins when the asset is placed in service and is calculated by using the straight-line method over the estimated useful life of an asset (or, if shorter, over the lease term). Betterments or renewals are capitalized when incurred.
Estimated useful lives of assets are as follows:

Buildings and plants	30 years
Computer and office equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	shorter of lease term or estimated useful life
Electronic equipment	3 to 5 years
Manufacturing equipment	5 to 10 years
Transportation equipment	4 to 5 years
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate at lease commencement in determining the present value of lease payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has also elected the practical expedient for the short-term lease exemption for contracts with lease terms of 12 months or less.
Revenue Recognition
The Company derives revenue principally from the sale of semiconductor capital equipment, or tools. Revenue from contracts with customers is recognized using the following five steps pursuant ASC Topic 606, Revenue from Contracts with Customers:
1.Identify the contract(s) with a customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;

4.Allocate the transaction price to the performance obligations in the contract; and
5.Recognize revenue when (or as) the entity satisfies a performance obligation.

Identify the contract(s) with a customer. The Company generally considers approved sales contracts, provided it has approval and commitment from the customer, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collection is probable. Collectability is assessed based on management’s assessment of the customer’s creditworthiness, historical payment experience, as well as other relevant factors.

Identify the performance obligations in the contract. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. The Company’s performance obligations include sales of tools and spare parts. In addition, customer contracts can contain provisions for installation, training, and other items which have been deemed immaterial in the context of the contract.

Determine the transaction price. The transaction price for the Company’s contracts with customers generally does not include variable consideration.

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

Recognize revenue when, or as, a performance obligation is satisfied. The Company recognizes revenue from tools at a point in time, when the Company has satisfied its performance obligation. The Company’s sales arrangements do not include a general right of return. For shipments made to a customer that has not previously accepted a specific type of tool (“first tools”), revenues are recognized when the tools are accepted by the customer. For shipments made to a customer that have previously accepted a specific type of tool ("repeat shipment"), revenues are recognized upon shipment or delivery as the Company can objectively demonstrate that the tools meet all the required customer specifications. Revenue from spare parts are recognized when the customer has received the parts.

The Company’s warranties provide assurance that its products will function as expected and in accordance with certain specifications. The Company’s warranties are intended to safeguard the customer against existing defects and do not provide any incremental service to the customer. They are not separate performance obligations and are accounted for under FASB ASC Topic 460, Guarantees.

For sales of tools, payment terms and conditions vary by customer and are based on the billing schedule established in the Company’s contracts with customers, but the contract generally requires advanced payments for a portion of the transaction price prior to delivery and payment of the remaining transaction price after the tools are accepted by customers; therefore, the Company has determined that its contracts do not include a significant financing component. For sales of spare parts, the contract generally requires payment within 30 days after receipt. Contract liabilities include advances from customers and deferred revenue. Payments received from customers prior to the transfer of control of the tools are recorded as advances from customers. Payments received from customers related to the allocated transaction price for the unsatisfied performance obligations are recorded as deferred revenue.
Cost of Revenue

Cost of revenue primarily consists of direct materials, comprised principally of parts used in assembling equipment, direct labor, including salaries and other labor related expenses attributable to the Company’s manufacturing department; allocated overhead cost and inventory provision.

Research and Development Costs

Research and development costs relating to the development of new products and processes, significant improvements to existing products to achieve new features and the development of new tools for evaluation by customers during the product demonstration process, are expensed as incurred.

Warranty
The Company generally provides a standard assurance type warranty ranging from 12 to 36 months and covering replacement of its product during the warranty period. The Company accounts for the estimated warranty costs at the time revenue is recognized. Warranty obligations are estimated by historical failure rates and associated replacement costs. Warranty obligations are included in other payables and accrued expenses in the consolidated balance sheets. The following table shows changes in the Company’s warranty obligations for the years ended December 31, 2025, 2024 and 2023, respectively.

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$12,710	$9,834	$8,780
Additions	13,550	11,460	7,969
Utilized	(7,156)	(8,584)	(6,915)
Balance at end of period	$19,104	$12,710	$9,834
Employee Benefit Expenses
The Company has a defined contribution 401(k) plan for eligible employees in the U.S. Eligible employees have the option to participate in the plan beginning on their date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of their compensation or a flat dollar amount.
All eligible employees of the Company’s mainland China subsidiaries are entitled to staff welfare benefits including medical care, welfare grants, unemployment insurance and pension benefits through a mainland China government-mandated multi-employer defined contribution plan. The Company’s mainland China subsidiaries are required to accrue for these benefits based on certain percentages of the qualified employees’ salaries, and are required to make contributions to the plans out of the amounts accrued. The Company has no further payment obligations once the contributions have been paid. Total contributions by the Company for such employee benefits were $20,496, $15,312, and $11,618 for the years ended December 31, 2025, 2024 and 2023, respectively.
Government Subsidies
ACM Shanghai has received several government grants. The government subsidies of operating nature with no further conditions to be met are recorded as income in the consolidated statements of comprehensive income when received. The government grants that contain certain operating conditions, and require a government due diligence process to confirm completion, are deferred and recorded as other long-term liabilities when received, and are recognized in the consolidated statements of comprehensive income as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. For the years ended December 31, 2025, 2024 and 2023, related government subsidies recognized as reductions of relevant expenses in the consolidated statements of comprehensive income were $7,958, $462 and $1,740, respectively.
•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. As of December 31, 2025 and 2024, all of the Company’s other long-term liabilities represent unearned government subsidies.
•Government subsidies related to VAT reduction are credited to income in the period received. For the years ended December 31, 2025, 2024 and 2023, related government subsidies recognized as other income in the consolidated statements of comprehensive income were $1,388, $2,018, and $533, respectively.

Stock-based Compensation
ACM and ACM Shanghai grant stock options to employees and non-employee consultants and directors and account for those stock-based awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.
Stock-based awards granted to employees and non-employee consultants and directors are measured at the fair value of the awards on the grant date. Forfeitures are estimated at the date of grant. The fair value of stock options is determined using the Black-Scholes valuation model when there are service and performance conditions attached or the Monte Carlo valuation model when there is a market condition attached. Stock-based compensation is charged to the category of operating expense corresponding to the service function of the employees and non-employee consultants and directors. For awards granted with no vesting condition, compensation expenses are recognized immediately on the grant date. The Company has elected to recognize share-based compensation on a straight-line basis for awards with graded vesting that vest based solely on a service condition. The Company uses the accelerated method for all awards granted based on service conditions and performance conditions, and only if performance conditions are considered probable to be satisfied.
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

Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock is calculated as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$121,893	$131,269	$96,852
Less: Net income attributable to non-controlling interests	27,815	27,642	19,503
Net income available to common stockholders, basic	94,078	103,627	77,349
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	1,929	2,227	1,841
Net income available to common stockholders, diluted	$92,149	$101,400	$75,508
Weighted average shares outstanding, basic	64,184,776	62,212,569	60,164,670
Effect of dilutive securities	3,127,117	4,024,855	4,705,873
Weighted average shares outstanding, diluted	67,311,893	66,237,424	64,870,543

Net income per share of common stock:
Basic	$1.47	$1.67	$1.29
Diluted	$1.37	$1.53	$1.16

Basic and diluted net income per share of common stock are presented in accordance with ASC topic 260, Earnings per Share (“ASC 260”) using the two-class method, which allocates undistributed earnings to common stock and any participating securities according to dividend rights and participation rights on a proportionate basis. Under the two-class method, basic net income per share of common stock is computed by dividing the sum of distributed and undistributed earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. ACM did not have any participating securities outstanding during the years ended December 31, 2025, 2024, and 2023.
ACM Research is authorized to issue Class A and Class B common stock. The two classes of common stock are substantially identical in all material respects, except for voting rights. The net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the consolidated statements of comprehensive income and in the above computation of net income per share of common stock.
Diluted net income per share of common stock reflects the potential dilution from securities, such as stock options that could share in ACM Research’s earnings. Certain potentially dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were 658,796, 1,511,335 and 3,651,337 for the years ended December 31, 2025, 2024 and 2023, respectively.
Comprehensive Income
The Company applies FASB ASC Topic 220, Comprehensive Income, which establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement with the same prominence as other financial statements. The Company’s comprehensive income includes net income, foreign currency translation adjustments, and unrealized gain on investments in available-for-sale debt securities and is presented in the consolidated statements of comprehensive income.
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
Under laws and regulations of mainland China, there are restrictions on the Company’s mainland China subsidiaries with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. Amounts of net assets restricted include paid-in capital, additional paid-in capital, and statutory surplus reserve of the Company’s mainland China subsidiaries totaling $1,675,187 as of December 31, 2025. Therefore, in accordance with Rules 504 and 4.08(e)(3) of Regulation S-X, the condensed parent company only financial statements as of December 31, 2025 and 2024, and for each of the three years ended December 31, 2025 are disclosed in note 20.
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
Statutory surplus reserves may be used to offset accumulated losses or to increase the registered capital of a mainland China subsidiary, subject to approval from the relevant mainland China authorities, and are not available for dividend distribution to the subsidiary’s shareholders. The mainland China subsidiaries are prohibited from distributing dividends unless any losses from prior years have been offset. Except for offsetting prior years’ losses, however, statutory surplus reserves must be maintained at a minimum of 25% of share capital after such usage. ACM Shanghai estimated a statutory surplus reserve of $34,164 and $30,514 based on an accumulated profit as of December 31, 2025 and 2024, respectively, which is included in the statutory surplus reserve in the consolidated balance sheets.
Noncontrolling Interests
A noncontrolling interest is recognized to reflect the portion of subsidiaries’ equity which is not attributable, directly or indirectly, to ACM Research. Consolidated net income on the consolidated statements of comprehensive income includes the net income attributable to noncontrolling interests. The cumulative results of operations attributable to noncontrolling interests are recorded as “noncontrolling interests” in the Company’s consolidated balance sheets.
Financial Instruments

The Company periodically invests in equity and debt securities, and maintains an investment portfolio of various holdings, types, and maturities. For equity investments that do not have a readily determinable fair value, the Company classifies them as long-term investments, and records them using either: 1) the measurement alternative which measures the equity investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes; or 2) the equity method whereby the Company recognizes its proportional share of the income or loss from the equity method investment. The equity method is utilized when the equity investments are common stock or in substance common stock, and the Company does not have the ability to control the investee but is deemed to have the ability to exercise significant influence over the investee’s operating or financial policies. For equity investments that have a readily determinable fair value, the Company classifies them as short-term investments, and records them at fair market value on a recurring basis based upon quoted market prices. Realized and unrealized gains and losses resulting from application of the measurement alternative, the impact of the application of the equity method to the Company’s equity investments, and recognition of changes in fair market value, as applicable, are recognized as Other (expense) income, net in the consolidated statements of comprehensive income.

The Company recognized nil, nil, and $1,415 (upward adjustment) resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer for its long-term investments accounted for using measurement alternatives on the consolidated statements of comprehensive income for the years ended December 31, 2025, 2024, and 2023, respectively. The Company did not recognize any unrealized losses (downward adjustments) resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer for its long-term investments accounted for using measurement alternatives during the years ended December 31, 2025, 2024, and 2023, respectively.

The Company’s investments in debt securities have been classified and accounted for as available-for-sale. The Company classifies its debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on debt securities classified as available-for-sale are recognized in accumulated other comprehensive income in the consolidated balance sheets.

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

The Company’s financial instruments primarily include its cash, cash equivalents, restricted cash, short term and long term time deposits, short-term and long-term investments, other receivables, accounts receivable, accounts payable, and short-term and long-term borrowings. The estimated fair value of cash and cash equivalents, restricted cash, short-term time deposits, accounts receivable, other receivables, accounts payable, and short-term borrowings approximate their respective carrying value due to the short period of time to their maturities. The carrying amounts of long-term time deposits approximate their fair values as the related interest rates currently offered by financial institutions for similar debt instruments of comparable maturities.

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

Assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2025
Assets
Cash and cash equivalents	$84,627	$—	$—	$84,627
Short-term investments	35,524	—	—	35,524
Available-for-sale debt securities	—	—	9,703	9,703
	$120,151	$—	$9,703	$129,854

As of December 31, 2024
Assets
Cash and cash equivalents	$50,967	$—	$—	$50,967
Short-term investments	19,373	—	—	19,373
Available-for-sale debt securities	—	—	5,366	5,366
	$70,340	$—	$5,366	$75,706

The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024. Refer to note 10 for fair value information related to the Company’s outstanding long-term borrowings as of December 31, 2025 and 2024.
Operating and Financial Risks
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, restricted cash, time deposits, and accounts receivable. The Company deposits and invests its cash with financial institutions that management believes are creditworthy.
The Company is potentially subject to concentrations of credit risks in its revenue and accounts receivable.

•Revenue concentration. During 2025, four customers accounted for approximately 17%, 14%, 12% and 10% of the Company's revenue, respectively, and in aggregate 52%. During 2024, four customers accounted for approximately 15%, 14%, 12%, and 12% of the Company's revenue, respectively, and in aggregate 52%. During 2023, three customers accounted for approximately 17%, 15% and 13% of the Company's revenue, respectively, and in aggregate 46%.

•Accounts receivable concentration. As of December 31, 2025 and 2024, four customers accounted for 62% and four customers accounted for 57%, respectively, of the Company’s accounts receivables. The Company believes that the accounts receivable balances due from these customers do not represent a significant credit risk based on past collection experience.
Interest Rate Risk
As of December 31, 2025 and 2024, the balance of the Company’s short term bank borrowings (note 8) were scheduled to mature at various dates within the following year and thus exposed the Company to modest interest rate risk. The Company is exposed to interest rate risk related to its long-term borrowings (note 10), and as certain long-term borrowings carry a fixed interest rate, the Company may be exposed to the fair value interest rate risk.

Liquidity Risk
The Company’s working capital at December 31, 2025 and 2024 was sufficient to meet its then-current requirements. The Company may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions the Company decides to pursue. In the long run, the Company intends to rely primarily on cash flows from operations and additional borrowings from financial institutions in order to meet its cash needs. If those sources are insufficient to meet cash requirements, the Company may seek to issue additional debt or equity.
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
Foreign Currency Risk and Translation

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency, while the functional currency of ACM’s subsidiaries in mainland China and South Korea are the RMB, and the Korean Won, respectively. Changes in the relative values of the U.S. dollar, RMB,and Korean Won affect the Company’s reported levels of revenues and profitability as the results of its operations are translated from RMB and Korean Won into U.S. dollars for reporting purposes. Since the Company has not engaged in any hedging activities, it cannot predict the impact of future exchange rate fluctuations on the results of its operations, and it may experience economic losses as a result of foreign currency exchange rate fluctuations.

Transactions of ACM’s subsidiaries involving foreign currencies are recorded in functional currency according to the rate of exchange prevailing on the date when the transaction occurs. The ending balances of the Company’s foreign currency accounts are converted into functional currency using the rate of exchange prevailing at the end of each reporting period. Net gains and losses resulting from foreign exchange fluctuations as marked to market at year-end are included in the consolidated statements of comprehensive income.
In accordance with FASB ASC Topic 830, Foreign Currency Matters, the Company translates assets and liabilities into U.S. dollars from RMB or Korean Won using the rate of exchange prevailing at the applicable balance sheet date and the consolidated statements of comprehensive income and consolidated statements of cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in stockholders’ equity as part of accumulated other comprehensive income.
Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted ASU No. 2023-09 as of December 31, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s financial position, results of operations and cash flows.
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

In December 2025, the FASB issued ASU 2025-10 – Government Grants which establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20 "Accounting for Government Grants and Disclosure of Government Assistance". This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual periods. This ASU may be applied prospectively or retrospectively to any or all periods presented in the Company’s consolidated financial statements. Early adoption of this ASU is permitted. The Company is currently evaluating the impact that the adoption of this ASU may have on its consolidated financial statements.
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following tables present disaggregated revenue information:

	Year Ended December 31,
	2025	2024	2023
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$625,964	$578,887	$403,851
ECP (front-end and packaging), Furnace and Other Technologies	199,551	151,057	103,356
Advanced Packaging (excluding ECP), Services & Spares	75,794	52,174	50,516
Total revenue by product category	$901,309	$782,118	$557,723

For the years ended December 31, 2025 and 2024, substantially all revenue was derived from customers in mainland China, and therefore, no geographical segment information is presented.

Contract liabilities balances were as follows as of:

	December 31
	2025	2024
Advances from customers	$187,809	$243,949
Deferred revenue	17,388	8,537
Total contract liabilities	$205,197	$252,486

During the year ended December 31, 2025, advances from customers decreased by $56,140 primarily due to more revenue recognized upon acceptance of first tools by customers than the payments made by customers for first tools.

Below are revenues recognized from amounts included in contract liabilities at the beginning of the year:

	Year Ended December 31,
	2025		2024	2023
Revenue recognized from amounts included in contract liabilities at the beginning of the year	$153,858	$124,069	$124,069	$97,370

NOTE 4 – ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	December 31,
	2025	2024
Accounts receivable	$537,095	$405,392
Less: Allowance for credit losses	(32,845)	(18,347)
Total	$504,250	$387,045

	December 31,
	2025	2024
Allowance for credit losses, at beginning of the year	$(18,347)	$(4,830)
Provision for credit loss	(14,498)	(13,517)
Allowance for credit losses, at the end of the year	$(32,845)	$(18,347)

NOTE 5 – INVENTORIES, NET
Inventories, net consisted of the following:

	December 31,
	2025	2024
Raw materials	$349,663	$224,086
Work-in-process	61,415	80,767
Finished goods	291,553	293,131
Total inventories, net	$702,631	$597,984
At December 31, 2025 and 2024, the value of finished goods comprised of first-tools located at customer sites for which customers are contractually obligated to take ownership upon acceptance, was $145,506 and $206,018, respectively.
The year over year net increase in raw materials was based on the Company's production plans and strategic purchases to mitigate supply chain risk and shipment.
During the years ended December 31, 2025, 2024, and 2023, the provisions for inventory recognized in cost of revenue were $15,485, $2,796, and $575, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following:

	December 31,
	2025	2024
Buildings and plants	$229,731	$139,311
Land	2,099	2,099
Manufacturing equipment	70,680	37,038
Computer and office equipment	9,339	5,815
Transportation equipment	693	396
Leasehold improvements	12,656	11,579
Construction in progress	28,396	97,916
Total cost	353,594	294,154
Less: Total accumulated depreciation	(38,764)	(24,882)
Total property, plant and equipment, net	$314,830	$269,272

Depreciation expense was $14,405, $6,573, and $6,912 for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, building and plants includes $35,539 for the Lingang housing property which is pledged as security for loans from the China Merchants Bank (note 10).

Construction in progress primarily reflects costs incurred for certain facilities located in ACM Shanghai's Lingang Development and Production Center.
NOTE 7 – OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following:

	December 31,
	2025	2024
Prepayment for investment in Ninebell	$—	$16,737
Others	4,479	3,715
Total other long-term assets	$4,479	$20,452
NOTE 8 – SHORT-TERM BORROWINGS

Short-term borrowings as of December 31, 2025 and 2024 amounted to $74,041 and $32,814, respectively, which consisted of RMB denominated borrowings made by the Company’s subsidiaries from financial institutions in mainland China and were repayable within one year.

As of December 31, 2025 and 2024, the weighted average interest rates for the outstanding borrowings were 2.48% and 2.82%, respectively.

As of December 31, 2025, the Company was in compliance with the applicable covenants. The Company's short-term borrowings of $14,239 from Bank of China have certain covenants which require ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants; otherwise, Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.

NOTE 9 – OTHER PAYABLES AND ACCRUED EXPENSES
At December 31, 2025 and 2024, other payables and accrued expenses consisted of the following:

	December 31,
	2025	2024
Accrued commissions	$26,931	$20,180
Accrued warranty	19,104	12,710
Accrued payroll	24,830	21,677
Accrued machine sales fees	13,341	8,840
Accrued Lingang construction fees	24,258	28,103
Individual income tax payable	19,552	11,975
Payable for investments	4,838	4,729
Others	17,542	13,443
Total	$150,396	$121,657

NOTE 10 – LONG-TERM BORROWINGS
At December 31, 2025 and 2024, long-term borrowings consisted of the following:

	December 31,
	2025	2024
Loan from China Merchants Bank	$9,915	$11,475
Loan from Agricultural Bank of China	42,007	13,020
Loans from Bank of China	34,247	28,258
Loan from Bank of Shanghai	—	13,920
Loans from China CITIC Bank	28,460	27,775
Loan from China Everbright Bank	56,807	55,549
Loan from Industrial and Commercial Bank of China	42,576	—
Total borrowings	214,012	149,997
Less: Current portion	(35,082)	(44,472)
Total long-term borrowings, net of current portion	$178,930	$105,525
China Merchants Bank
The loan from China Merchants Bank is for the purpose of purchasing property in Lingang, Shanghai. The loan is repayable in 120 installments with the last installment due in November 2030, with an annual interest rate of 2.95%. As of December 31, 2025, the loan is pledged by the property of ACM Lingang and guaranteed by ACM Shanghai.
Agricultural Bank of China

The loan from Agricultural Bank of China is for the purpose of purchasing housing property in Lingang, Shanghai. Principal repayments shall be made in 18 installments beginning November 2025, with final maturity in April 2034 with an annual interest rate of 2.43%-2.78%.
Bank of China

The first loan from Bank of China is for the purpose of funding ACM Shanghai's general corporate operations and working capital. The loan bears interest at an annual rate of 2.62% and is payable in 6 installments, with the last installment due in June 2027. The second loan from Bank of China is for the purpose of funding ACM Shanghai project expenditures. The loan bears interest at an annual rate of 2.52% and is payable in 6 installments, with the last installment due in August 2027. The third loan from Bank of China is for the purpose of funding ACM Shanghai's general corporate operations and working capital. The loan interest at an annual rate of 2.35% and is repayable in 6 installments, with the last installment due in June 2028.

Certain covenants for the banking facility require ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement. As of December 31, 2025, the Company was in compliance with the applicable covenants.
China CITIC Bank

The loan from China CITIC bank is for the purpose of general corporate operations. Principal repayments shall be made in 6 installments beginning January 2025, with final maturity in January 2028.The loan bears interest at an annual rate of 3.60%.

China Everbright Bank

The loans from China Everbright Bank are for the purpose of funding ACM Shanghai's general corporate operations and working capital. The first loan bears interest at annual rate of 2.15%, and is payable in 6 installments, with the last installment due in June 2027. The second loan bears interest at annual rate of 2.25%, and is payable in 3 installments, with the last installment due in March 2026. The third loan bears interest at annual rate of 2.5%, and is payable in 3 installments, with the last installment due in April 2026. The fourth loan bears interest at annual rate of 2.25% and is payable in 6 installments, with the last installment due in September 2027.
.
Industrial and Commercial Bank of China

In November 2024, ACM Shanghai entered into a long-term loan facility of $42,690 from Industrial and Commercial Bank of China for the purpose of funding its working capital and drew down the full amount. Principal repayment shall be made in 6 installments beginning May 2025, with final maturity in November 2027. The loan bears interest at an annual rate of 2.25%.
Additional Long-term Borrowings Disclosures

As of December 31, 2025 and 2024, the total carrying amount of long-term loans was $214,012 and $149,997, compared with an estimated fair value of $202,706 and $141,264, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement). Refer to note 2 for an explanation of the fair value hierarchy structure.

Scheduled principal payments for the outstanding long-term loans, including the current portion, as of December 31, 2025 are as follows:

Year ending December 31,
2026	$35,082
2027	102,253
2028	41,332
2029	7,767
2030	7,656
Thereafter	19,922
Total	$214,012
As of December 31, 2025, the aggregate amount of unused lines of credit for short-term and long-term loans was $85,777.

NOTE 11– LONG-TERM INVESTMENTS
The Company's long-term investments consist of the following:

	December 31,
	2025	2024
Equity-method investments
Ninebell Co., Ltd (“Ninebell”)	31,310	7,862
Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) (“Hefei Shixi”)	5,335	4,798
Shengyi Semiconductor Technology Co., Ltd. ("Shengyi")	4,411	2,775
Company A	4,269	4,173
Wooil Flucon Co., ("Wooil")	893	936
Subtotal	46,218	20,544
Equity investments without readily determinable fair value using the measurement alternative	10,114	11,153
Available-for-sale debt investments	9,703	5,366
Total long-term investments	$66,035	$37,063

Equity method investments

For the years ended December 31, 2025, 2024, and 2023, the Company received $2,100, $1,529, and nil dividends from equity investees, respectively.

The Company’s details for equity-method investees are as follows:

Equity investee:	Initial investment dates	Investment entity	Percent ownership by ACM and subsidiaries	Investment purchase price
Ninebell (1)	September 2017	ACM	20.0%	$1,200
Ninebell (2)	January 2025	ACM Shanghai	20.0%	$16,737
Wooil (3)	August 2022	ACM Singapore	20.0%	$1,000
Shengyi (4)	June 2019	ACM Shanghai	14.0%	$109
Hefei Shixi (5)	September 2019	ACM Shanghai	10.0%	RMB 30,000 ($4,200)
Company A (6)	February 2024	ACM Shanghai	14.3%	RMB 30,000 ($4,230)

(1) Ninebell is a South Korea company that is one of the Company’s principal materials suppliers. On September 6, 2017, ACM and Ninebell entered into an ordinary share purchase agreement, effective as of September 11, 2017, pursuant to which Ninebell issued to ACM ordinary shares representing 20% of Ninebell’s post-closing equity for a purchase price of $1,200, and a common stock purchase agreement, effective as of September 11, 2017, pursuant to which ACM issued 400,002 shares of Class A common stock to Ninebell for a purchase price of $1,000 at $2.50 per share.

(2) On April 22, 2024, ACM Shanghai entered into an investment agreement with Ninebell to invest $16,737 which represented 20% of Ninebell’s total equity interest. As of December 31, 2024, ACM Shanghai pre-paid the consideration of $16,737 to Ninebell, which is recorded in other long-term assets (note 7) in the consolidated balance sheets. The share certification was issued in January 2025. After the share purchase transaction closed, the Company owned 36.2% equity interests of Ninebell. Subsequent to the Private Offering in September 2025, the Company's equity interests in Ninebell has decreased to 34.9%.

(3) In August 2022, ACM Singapore and Wooil entered into an agreement pursuant to which Wooil, in September 2022, issued to ACM Singapore shares representing 20% of Wooil’s post-closing equity for a purchase price of $1,000.

(4) Shengyi is based in Wuxi, China and is one of the Company’s component suppliers. In June 2019, ACM Shanghai and Shengyi entered into an agreement pursuant to which Shengyi issued to ACM Shanghai shares representing 14% of Shengyi’s post-closing equity for a purchase price of $109. The investment in Shengyi is accounted for under the equity method. In September 2023, the Company invested an additional RMB-6,100 ($900) to Shengyi. As the additional investment is not in substance common stock, the Company accounted for the additional investment in Shengyi using a measurement alternative.

(5) In September 2019, ACM Shanghai entered into a Partnership Agreement with six other investors, as limited partners, and Beijing Shixi Qingliu Investment Co., Ltd., as general partner and manager, with respect to the formation of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP), a Chinese limited partnership based in Hefei, China. The investment represents 10% of the partnership’s total subscribed capital.

(6) On January 19, 2024, ACM Shanghai entered into a limited partnership agreement with Company A for an ownership interest of 14.3%.

Available-for-sale debt investments

The available-for-sale debt investments are investments in preferred shares that are redeemable at the Company’s option with no contractual maturity date, which are measured at fair value.

The following table summarizes the amortized cost and estimated fair value of the Company’s available-for-sale debt investments as of December 31, 2025 and 2024.

As of December 31,	Amortized Cost	Estimated fair value
2025	$7,269	$9,703
2024	$4,939	$5,366
NOTE 12 – SHORT-TERM INVESTMENTS

Pursuant to a Share Purchase Agreement dated August 2023, ACM Shanghai acquired shares of Zhongjuxin Limited Company (“Zhongjuxin”) in September 2023 with amount of $4,179. The shares held by ACM Shanghai are restricted for sale for a minimum period of twelve months. Zhongjuxin completed it STAR IPO in September 2023. The investments were partially-disposed by ACM Shanghai and net proceeds of RMB 38,464 ($5,267) were received during the year ended December 31, 2024. The investments were fully-disposed by ACM Shanghai and net proceeds of RMB 15,089 ($2,147) were received during the year ended December 31, 2025.

Pursuant to a Share Purchase Agreement dated January 2024, ACM Shanghai acquired shares of Shanghai Syncrystalline Silicon Materials Co., Ltd. (“Syncrystalline”) in February 2024 with amount of RMB 10 million ($1,423). The shares held by ACM Shanghai are restricted for sale for a minimum period of twelve months. Syncrystalline completed its STAR IPO in February 2024. As of December 31, 2025, the Company's total investment costs in Syncrystalline were RMB 20 million ($2,846), including RMB 10 million ($1,423) invested by ACM Shanghai in 2021 and RMB 10 million ($1,423) invested by ACM Shanghai in February 2024.

The components of short-term investments were as follows:

	December 31,
	2025	2024
Short-term investments listed in Shanghai Stock Exchange
Cost	$17,076	$17,731
Market value	35,524	19,373
For the years ended December 31, 2025, 2024 and 2023, the net gains recognized on short-term investments were as follows:

	Year ended December 31
	2025	2024	2023
Unrealized gains (losses) recognized during the reporting period on short-term investment still held at December 31	$17,455	$973	$(2,737)
Net realized gains on short-term investment sold during the year	166	1,788	9,047
Total net gains recognized at December 31 on short-term investment	$17,621	$2,761	$6,310

For the years ended December 31, 2025, 2024 and 2023, the Company received proceeds of $2,147, $8,434 and $21,735 from the sale of short-term investments, respectively, including realized gains of $166, $1,788 and $9,047, respectively.
NOTE 13 – RELATED PARTY BALANCES AND TRANSACTIONS
Ninebell

Ninebell is an equity investee of ACM (note 11) and is the Company’s principal supplier of robotic delivery system subassemblies used in single-wafer cleaning equipment. The Company purchases equipment from Ninebell for production in the ordinary course of business. The Company pays for a portion of the equipment in advance and is obligated to pay the remaining amounts upon receipt of the product.
Shengyi

Shengyi is an equity investee of ACM Shanghai (note 11) and is one of the Company’s component suppliers in mainland China. The Company purchases components from Shengyi for production in the ordinary course of business. The Company incurs a service fee related to installation and hook-up fees which is recorded within cost of revenue on the Company’s consolidated statements of comprehensive income. The Company pays for a portion of the raw materials in advance and is obligated to pay the remaining amount upon receipt of the product.

All related party outstanding balances are short-term in nature and are expected to be settled in cash.

The following tables represent major related party balances and transactions as of December 31, 2025 and 2024:

	December 31,
Advances to related party	2025	2024
Ninebell	$163	$1,024
Shengyi	2,337	—
Total	$2,500	$1,024

	December 31,
Accounts payable	2025	2024
Ninebell	$20,353	$10,830
Shengyi	11,707	5,303
Total	$32,060	$16,133

	Year Ended December 31,
Purchases of materials	2025	2024	2023
Ninebell	$64,919	$53,792	$42,737
Shengyi	15,173	6,794	5,006
Total	$80,092	$60,586	$47,743

	Year Ended December 31,
Service fees charged by	2025	2024	2023
Shengyi	$2,799	$595	$820
Total	$2,799	$595	$820
NOTE 14 – COMMON STOCK
At December 31, 2025 and 2024, ACM was authorized to issue 150,000,000 shares of Class A common stock and 5,307,816 shares of Class B common stock, each with a par value of $0.0001. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to twenty votes and is convertible at any time into one share of Class A common stock. Shares of Class A common stock and Class B common stock are treated equally, identically and ratably with respect to any dividends declared by the Board of Directors unless the Board of Directors declares different dividends to the Class A common stock and Class B common stock by getting approval from a majority of common stockholders.
During the years ended December 31, 2025, 2024 and 2023, ACM issued 2,651,132, 1,902,713 and 1,380,886 shares of Class A common stock upon option exercises by employees and non-employees, respectively
At December 31, 2025 and 2024, the number of shares of Class A common stock issued and outstanding was 60,590,017 and 57,938,885, respectively. At December 31, 2025 and 2024, the number of shares of Class B common stock issued and outstanding was 5,021,811 and 5,021,811, respectively.
NOTE 15 – STOCK-BASED COMPENSATION

The Company’s stock-based compensation consists of employee and non-employee awards issued under its 2016 Omnibus Incentive Plan. The vesting condition may consist of service period conditions or certain performance conditions, as determined by the Board of Directors.

Employee Awards
The following table summarizes the ACM’s employee share option activities:

	Number of Option Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	8,851,595	$6.18	$10.84		5.81 years
Granted	255,000	18.35	25.53
Exercised	(2,344,035)	3.23	6.56	$52,606
Forfeited/cancelled	(135,131)	15.21	23.39
Outstanding at December 31, 2025	6,627,429	7.50	$12.66	$177,514	5.59 years
Vested and exercisable at December 31, 2025	4,669,104	6.64	$11.94	$128,455	5.02 years
As of December 31, 2025, $15,178 of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to stock-based awards for ACM was expected to be recognized over a weighted-average period of 2.4 years.
The weighted average grant date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 were $18.35, $15.31, and $10.38, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $52,606, $35,675, and $15,457, respectively.

The aggregate fair value of the share-based awards vested during the years ended December 31, 2025, 2024 and 2023 were $31,002, $26,137 and $18,378, respectively.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2025	2024	2023
Fair value of common stock(1)	$24.33-$32.95	$18.67-$31.92	$11.85-$17.23
Expected term in years(2)	5.50-6.25	5.50-6.25	5.50-6.25
Volatility(3)	82.78%-83.59%	83.85%-85.48%	84.95%-86.45%
Risk-free interest rate(4)	3.90-4.25%	3.80-4.49%	4.16-4.69%
Expected dividend(5)	0%	0%	0%
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
(5)Expected dividend is assumed to be 0% as ACM has no history or expectation of paying a dividend on its common stock.

Non-employee Award
The following table summarizes the Company's non-employee share option activities:

	Number of Option Shares (1)	Weighted Average Grant Date Fair Value (1)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	784,132	$0.52	$1.68		2.12 years
Exercised	(307,097)	0.25	0.84	$9,490
Forfeited/cancelled	(94,152)	0.49	1.81
Outstanding at December 31, 2025	382,883	0.74	$2.32	$14,215	1.63 years
Vested and exercisable at December 31, 2025	382,883	0.74	2.32	$14,215	1.63 years

As of December 31, 2025, all of the non-employee share options were fully-vested. The aggregate intrinsic value of options exercised in the years ended December 31, 2025, 2024 and 2023 were $9,490, $7,901, and $3,796, respectively. The aggregate fair value of the share-based awards vested during the years ended December 31, 2025, 2024 and 2023 were $285, $408, and $479, respectively.
2019 Subsidiary Stock Option Plan

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
There were no options outstanding under the 2019 Subsidiary Stock Option Plan as of December 31, 2024 and no activity thereafter.
The aggregate fair value of the share-based awards vested during the years ended December 31, 2025, 2024, and 2023 were nil, nil, and $99, respectively.
The aggregate intrinsic value of options exercised in the years ended December 31, 2025 and 2024 and 2023 was nil, $25,946 and $31,144, respectively. There were nil options outstanding and exercisable as of December 31, 2025.
2023 Subsidiary Stock Option Plan

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

The following table summarizes the ACM Shanghai 2023 Subsidiary Stock Option Plan’s stock option activities:

	Number of Option Shares in ACM Shanghai	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2024	11,604,310	$9.01	$7.00		2.48 years
Exercised	(2,822,710)	7.78	6.97	$23,638
Forfeited/cancelled	(630,700)	8.24	6.97

Outstanding at December 31, 2025	8,150,900	9.08	$6.97	$144,090	0.98 years
Vested and exercisable at December 31, 2025	2,448,750	9.08	6.97	$43,289	0.00 years

No options were granted under ACM Shanghai 2023 Option Plan during the year ended December 31, 2025.

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 were $6.04 and $9.49, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2025 was $23,638. No options were exercised under the 2023 Subsidiary Stock Option Plan during 2024 and 2023. The aggregate fair value of the share-based awards vested during the years ended December 31, 2025, 2024 and 2023 were $43,475, $21,748, and nil, respectively.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Fair value of common stock(1)	$4.93-$6.89	$14.87
Expected term in years(2)	1.50-4.50	1.50-4.50
Volatility(3)	45.92%-56.18%	60.00%-60.60%
Risk-free interest rate(4)	1.50%-2.75%	1.50%-2.75%
Expected dividend (5)	—%	—%

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
As of December 31, 2025, $25,583 of total unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to ACM Shanghai stock-based awards were expected to be recognized over a weighted-average period of 0.98 years .
Total Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense included in the consolidated statements of comprehensive income:

	Year Ended December 31,
	2025	2024	2023

Cost of revenue	$1,343	$2,385	$1,406
Sales and marketing expense	6,629	10,552	5,684
Research and development expense	8,783	14,112	8,459
General and administrative expense	16,822	22,527	11,789
Total stock-based compensation expense	$33,577	$49,576	$27,338

NOTE 16 – INCOME TAXES
The following represent the U.S. and foreign components of income before income tax for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
U.S	$16,777	$21,282	$10,420
Foreign	118,415	145,018	105,796
Income before income taxes	$135,192	$166,300	$116,216
The following represent components of the income tax benefit (expense) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$(8,631)	$(483)	$(12,757)
U.S. state	(2)	(2)	(150)
Total U.S. current tax expense	(8,633)	(485)	(12,907)
Foreign	(19,632)	(29,120)	(19,696)
Total current tax expense	(28,265)	(29,605)	(32,603)
Deferred:
U.S. federal	652	(5,244)	7,316
U.S. state	—	(63)	63
Total U.S. deferred tax benefit (expense)	652	(5,307)	7,379
Foreign	14,314	(119)	5,860
Total deferred tax benefit (expense)	14,966	(5,426)	13,239
Total income tax expense	$(13,299)	$(35,031)	$(19,364)

The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 25% for mainland China income tax purposes due to the effects of the valuation allowance and certain permanent differences as they pertain to book-tax differences in employee stock-based compensation and non-U.S. research and development expense. A new requirement to capitalize and amortize previously deductible research and experimental expenses resulting from a change in Section 174 made by the Tax Cuts and Jobs Act of 2017 (the “TCJA”) became effective on January 1, 2022. Under the TCJA, the Company is required to capitalize, and subsequently amortize R&D expenses over fifteen years for research activities conducted outside of the U.S. The capitalization of overseas R&D expenses resulted in a significant increase in the Company’s global intangible low-taxed income inclusion beginning in 2022. The enactment of the One, Big, Beautiful, Bill Act, signed into law in July 2025, repeals the mandatory capitalization requirement for domestic R&D expenses for tax years beginning after December 31, 2025. However, the capitalization requirement for research activities conducted outside of the U.S remains unchanged.

Pursuant to the Corporate Income Tax Law of mainland China, all of the Company’s mainland China subsidiaries are liable to mainland China Corporate Income Taxes at a rate of 25%, except for ACM Shanghai and ACM Lingang. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, 2021 and 2024, effective until December 31, 2026. Certain entities which meet requirements according to the Policy of the Lingang New area in China (Shanghai) Pilot Free Trade Zone are entitled to a preferential income tax rate of 15%. ACM Lingang was certified for this in 2021, and this preferential income tax rate was valid from January 1, 2020 until December 31, 2024.ACM Lingang’s tax is expected to be exempt for first two profitable years after net operating loss utilization and half of the statutory tax rate for the next three years. The provision for mainland China corporate income tax for ACM Shanghai is calculated by applying the income tax rate of 15% for the years ended December 31, 2025, 2024 and 2023 .

Income tax expense for the years ended December 31, 2025, 2024 and 2023 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income as a result of the following:

	Year Ended December 31,
	2025	2024	2023
Effective tax rate reconciliation:
Income tax provision at statutory rate	21.0%	21.0%	21.0%
Stock compensation	(4.9)	(3.0)	(2.0)
Foreign rate differential	7.6	(3.3)	(10.5)
Foreign income taxed in US	10.5	3.7	7.4
Foreign research and development expense	(11.9)	(6.4)	(8.0)
Change in valuation allowance	(12.6)	8.8	8.7
Other permanent difference	0.1	0.2	—
Effective income tax rate	9.8%	21.0%	16.6%

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	Amount	Tax rate
U.S. federal statutory tax and Rate	$28,390	21.0%
State and local income taxes, net of federal income tax effect*	2	—
Foreign tax effects
China
Statutory rate differential	6,225	4.6
Tax incentive adjustment	(24,688)	(18.3)
R&D deduction	(16,082)	(11.9)
Change in valuation allowance	1,356	1.0
Withholding tax	3,249	2.4
Other	(708)	(0.5)
Other foreign jurisdictions	1,358	1.0
Enactment of new tax laws
Effect of cross-border tax laws
Global intangible low-taxed income	20,925	15.5
Subpart F	2,251	1.7
Other	(123)	(0.1)
Tax Credits
Foreign tax credits	(10,049)	(7.4)
Change in valuation allowance	323	0.2
Nondeductible Items	16	—
Worldwide changes in unrecognized tax benefits	6,787	5.0
Other
Share-based payment awards	(5,942)	(4.4)
Other	9	—
Tax Expense / Effective Tax Rate	$13,299	9.8%
*In 2025, state and local income taxes in California comprise the majority of the domestic and state and local income taxes, net of the federal income tax effect category.
Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2025 and 2024 are presented below:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards (offshore)	$2,968	$8,106
Net operating loss carry forwards (U.S.) and credit	10,152	8,653
Deferred revenue (offshore)	3,179	6,428
Accruals (U.S.)	480	212
Reserves and other (offshore)	11,333	6,631
Stock-based compensation (U.S.)	3,209	2,974
Stock-based compensation (offshore)	13,594	10,325
Lease liability	1,681	1,157
Total gross deferred tax assets	46,596	44,486
Less: valuation allowance	(9,454)	(26,516)
Total deferred tax assets	37,142	17,970
Deferred tax liabilities:
Property and equipment	(1,615)	(1,190)
Equity investments and unrealized gain on short-term investments	(6,138)	(1,999)
Total deferred tax liabilities	(7,753)	(3,189)
Deferred tax assets, net	$29,389	$14,781
The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, a partial valuation allowance has been established against some net deferred tax assets as of December 31, 2025 and 2024, based on estimates of recoverability. In order to fully realize the deferred tax assets, the Company must generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.
As of December 31, 2025 and 2024, the Company had valuation allowances, respectively, of $5,789 and $5,467 for U.S. federal purposes, $593 and $295 for U.S. state purposes and $2,182 and $20,209 for mainland China income tax purposes, and $840 and $515 for Korea income tax purposes.
As of December 31, 2025, the Company had operating loss carryforward amounts, or NOLs, of $1,056 for U.S. federal income tax purposes and $7,364 for U.S. state income tax purposes. As of December 31, 2024, the Company had NOLs, of $2,030 for U.S. federal income tax purposes and $929 for U.S. state income tax purposes. As of December 31, 2023, the Company had NOLs of $3,121 for U.S. federal income tax purposes and $593 for U.S. state income tax purposes.
As of December 31, 2025 and 2024, the Company had NOLs, respectively, $17,863 and $30,481 for mainland China income tax purposes and $3,816 and $2,339 for South Korea income tax purposes. Such losses begin expiring in 2037, 2032, 2028 and 2037 for U.S. federal, U.S. state, mainland China, and South Korea income tax purposes, respectively.
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
Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$16,774	$13,026	$8,448
Increase of unrecognized tax benefits related to current year	4,132	2,308	4,379
Increase of unrecognized tax benefits taken in prior years	—	6,871	199
Reductions for tax positions related to prior years	(1)	(5,431)	-
Ending balance	$20,905	$16,774	$13,026

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
The Company had $20,905 and $16,774 of unrecognized tax benefits as of December 31, 2025 and 2024, respectively.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, respectively, the Company had $7,094 and $2,973 of accrued penalties and interest related to uncertain tax positions, all of which was recognized in the Company’s consolidated statements of comprehensive income for the year then ended. The amount of the unrecognized tax benefit that, if recognized, would impact the effective tax rate was $20,770 as of December 31, 2025. There were no ongoing examinations by taxing authorities as of December 31, 2025 or 2024.

Prior to the TCJA, the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the TCJA, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings, and repatriations of foreign earnings will generally be free of U.S. federal tax, but may incur other taxes such as withholding or state taxes. As of December 31, 2025, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $343,266 of undistributed earnings of its foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.

Cash income taxes paid by the Company were as follows:

Year Ended December 31, 2025
U.S.
Federal	$2,574
State and local	(10)
Total U.S.	2,564
Foreign
China	29,792
Others	19
Total foreign	29,811
Total cash paid	$32,375

NOTE 17 – SEGMENT INFORMATION

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

Significant expenses within income from operations, as well as within net income, include consolidated cost of revenue, sales and marketing, research and development, and general and administrative, and which are each separately presented in the Company’s consolidated statements of comprehensive income. Other segment items within net income include interest income, interest expense, income from equity method investments and other (expense) income, net, which are each separately presented on the Company’s consolidated statements of comprehensive income. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment, and right-of-use assets and are attributed to the geographic location in which the respective asset is located. Long-lived assets by geographic region as of the years ended were as follows:

	December 31,
	2025	2024
Long-lived assets by geography:
Mainland China	$321,748	$287,892
South Korea	8,868	10,358
United States	9,465	8,973
Total	$340,081	$307,223
NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company leases offices and manufacturing locations under non-cancelable operating lease agreements. As of December 31, 2025, the Company had $2,063 of open commitments to construction contracts.

Covenants in ACM Lingang’s Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Lingang pay liquidated damages in the event that within 7 years after the land use right was obtained in July 2020, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to mainland China at least RMB 157.6 million ($22,000) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.

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

In 2025, ACM's subsidiary, ACM Korea, received inquiries from the Seoul Customs Office ("SCO") regarding certain goods produced and shipped by ACM Korea to overseas markets. As of December 31, 2025, the SCO has completed its investigation and has issued a fine to ACM Korea, which ACM Korea paid and has formally appealed. The matter has been formally transferred to a regional prosecutor’s office in Korea, and is currently pending review and next steps, if any. The investigation is on-going and remains in its preliminary stages, and as such, this matter is subject to uncertainties and further developments as it proceeds. Although the Company cannot predict the outcome of this, or any other related governmental inquiries or proceedings that may occur, the Company does not believe at this time it will have a material effect on its consolidated financial condition or results of operations.

The Company’s management has evaluated all other proceedings and claims that existed as of December 31, 2025. In the opinion of management, except with respect to the ACM Korea customs matter described above, no provision for liability nor disclosure was required as of December 31, 2025 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.

As of December 31, 2025, the Company had no material outstanding legal proceedings.

NOTE 19 - LEASES
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
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$4,544	$3,815	$3,580
Short-term lease cost	1,614	1,790	923
Lease cost	$6,158	$5,605	$4,503
Supplemental cash flow information related to operating leases was as follows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Operating cash outflow from operating leases	$4,544	$3,647	$3,580

Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$5,938	$1,781	$8,195

Maturities of lease liabilities for all operating leases were as follows as of December 31, 2025:

December 31, 2025
2026	$4,439
2027	4,218
2028	1,040
2029	457
2030 and thereafter	142
Total lease payments	10,296
Less: Interest	(441)
Present value of lease liabilities	$9,855

The weighted average remaining lease terms and discount rates for all operating leases, excluding land-use right, were as follows as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.67	3.57
Weighted average discount rate	3.01%	3.58%
NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
For the presentation of the parent company only condensed financial information, the Company records its investments in subsidiaries under the equity method of accounting as prescribed in ASC 323, Investments—Equity Method and Joint Ventures. Such investments are presented on the condensed balance sheets as “Investment in consolidated subsidiaries and equity method investees” and the subsidiaries’ losses and gains as “Equity in earnings of consolidated subsidiaries and equity method investees” on the condensed statements of comprehensive income. Certain information and footnote disclosures generally included in the financial statements prepared in accordance with GAAP have been condensed or omitted. The footnote disclosure contains supplemental information relating to the operations of ACM separately.
ACM Shanghai paid a dividend to ACM Research during the years ended December 31, 2025, 2024, and 2023 (note 2).
Except for long-term obligations, or guarantees, and a loan borrowed by ACM Inc. from China CITIC Bank (note 10), ACM does not have significant capital or other commitments, as of December 31, 2025 or 2024.
The following represents condensed unconsolidated financial information of ACM Research only as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023:

CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$96,184	$54,764
Account receivables, net	84	2
Due from intercompany	8,457	6,554
Other receivables	11,595	8,938
Prepaid expenses and other current assets	417	479
Total current assets	116,737	70,737
Deferred tax assets	5,246	4,610
Property, plant and equipment, net	8,482	7,990
Investment in consolidated subsidiaries and equity method investees	1,376,596	844,507
Total assets	$1,507,061	$927,844

Liabilities and Stockholders’ Equity
Short-term borrowings	$28,346	$13,882
Accounts payable	709	391
Other payables and accrued expenses	10,456	8,098
Income taxes payable	240	—
FIN-48 payable	2,833	848
Total current liabilities	42,584	23,219
Long-term borrowings	114	—
Total liabilities	42,698	23,219
Total stockholders’ equity	1,464,363	904,625
Total liabilities and stockholders' equity	$1,507,061	$927,844

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
Revenue	$7,704	$2,576	$6,354
Cost of revenue	(4,590)	(132)	(4,336)
Gross profit	3,114	2,444	2,018
Operating expenses:
Sales and marketing expenses	(9,461)	(6,909)	(4,715)
General and administrative expenses	(13,218)	(10,331)	(7,840)
Loss from operations	(19,565)	(14,796)	(10,537)
Equity in earnings of consolidated subsidiaries and equity method investees	85,129	87,916	73,707
Interest income, net	3,428	2,094	799
Interest expense, net	(1,443)	(560)	(66)
Other income, net	34,526	34,684	18,476
Income before income taxes	102,075	109,338	82,379
Income tax expense	(7,997)	(5,711)	(5,030)
Net income	94,078	103,627	77,349
Foreign currency translation adjustment, net of tax	25,848	(14,373)	(8,803)
Unrealized gain on available-for-sale investments, net of tax	1,784	350	—
Comprehensive income attributable to ACM Research, Inc.	$121,710	$89,604	$68,546
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
Net cash (used in) provided by operating activities	$7,555	$15,285	$1,489
Net cash used in investing activities	(724)	(7,889)	(149)
Net cash provided by financing activities	34,589	5,752	16,423
Net increase (decrease) in cash and cash equivalents	41,420	13,148	17,763
Cash and cash equivalents, beginning of year	54,764	41,616	23,853
Cash and cash equivalents, end of year	$96,184	$54,764	$41,616
NOTE 21: SUBSEQUENT EVENTS
On January 30, 2026, ACM Shanghai issued a notice to the Shanghai Stock Exchange that ACM Research intended to sell up to 4,801,648 shares of ACM Shanghai through an inquiry-based share transfer plan. On February 6, 2026, ACM Shanghai notified the Shanghai Stock Exchange that ACM Research sold 4,801,648 shares of ACM Shanghai at a price of RMB 160.00 (approximately $23.05) per share.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been tested by Ernst & Young Hua Ming LLP, our independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On November 20, 2025, Charles Pappis , a member of the Board of Directors of ACM Research, adopted a Rule 10b5-1 trading arrangement (the “Pappis Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Pappis Plan allows for the contemporaneous exercise of options and sale of up to 10,000 shares of Class A Common Stock, at specific market prices, commencing on March 3, 2026, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) March 3, 2027, or (iii) such date that the Pappis Plan is otherwise terminated according to its terms, whichever comes first.

On December 2, 2025, Lisa Feng, Chief Financial Officer of ACM Shanghai, t, adopted a Rule 10b5-1 trading arrangement (the “Feng Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Feng Plan allows for the contemporaneous exercise of options and sale of up to 30,000 shares of Class A Common Stock, at specific market prices, commencing on March 5, 2026, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) March 4, 2027, or (iii) such date that the Feng Plan is otherwise terminated according to its terms, whichever comes first.

On December 4, 2025, Tracy Liu , a member of the Board of Directors of ACM Research, adopted a Rule 10b5-1 trading arrangement (the “Liu Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Liu Plan allows for the contemporaneous exercise of options and sale of up to 60,000 shares of Class A Common Stock, at specific market prices, commencing on March 10, 2026, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) December 15, 2026, or (iii) such date that the Liu Plan is otherwise terminated according to its terms, whichever comes first.

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
PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements” of Part II above and “Exhibit Index” below.
(b)Exhibits.

Exhibit No.	Description
3.01(a)	Restated Certificate of Incorporation of ACM Research, Inc. (incorporated herein by reference to Exhibit 3.01 to the Current Report on Form 8-K filed on November 14, 2017)
3.01(b)	Certificate of Amendment to Restated Certificate of Incorporation of ACM Research, Inc., dated July 13, 2021 (incorporated herein by reference to Exhibit 3.01 to the Current Report filed on July 13, 2021)
3.02	Restated Bylaws of ACM Research, Inc. (incorporated herein by reference to Exhibit 3.02 to the Current Report on Form 8-K filed on November 14, 2017)
4.01	Intercompany Promissory Note dated March 30, 2018 issued by ACM Research (Shanghai), Inc. to ACM Research, Inc. (incorporated herein by reference to Exhibit 10.04 to the Quarterly Report on Form 10-Q filed on May 14, 2018)
4.02	Description of ACM Research, Inc.’s Securities
10.01(a)	Lease dated March 22, 2017 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.01 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.01(b)	Lease Amendment dated February 28, 2018 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.06 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)
10.01(c)	Lease Amendment dated February 4, 2019 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2019)
10.01(d)	Lease Amendment dated January 4, 2021 between ACM Research, Inc. and D&J Construction, Inc. (incorporated herein by reference to Exhibit 10.01(d) to the Annual Report on Form 10-K filed on March 1, 2022)
10.01(e)	Lease Amendment dated February 1, 2023 between ACM Research, Inc. and D&J Construction, Inc
10.02	Lease Agreement dated April 26, 2018 between ACM Research (Shanghai), Inc. and Shanghai Zhangjiang Group Co., Ltd. (incorporated herein by reference to Exhibit 10.01 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)
10.03	Lease Agreement dated January 18, 2018 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd. (incorporated herein by reference to Exhibit 10.05 to the Amended Quarterly Report on Form 10-Q/A filed on October 15, 2018)
10.04	Signed Purchase and Sale Agreement and Receipt for Earnest Money, dated July 30, 2024, by and among ACM Research, Inc. and William R. O’Neill, Lynda E. O’Neill and Gordon A. Harris (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on August 7, 2024)
10.05	Securities Purchase Agreement dated March 23, 2017 between ACM Research, Inc. and Shanghai Science and Technology Venture Capital Co., Ltd., as amended (incorporated herein by reference to Exhibit 10.04 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)
10.06	Ordinary Share Purchase Agreement dated September 6, 2017 by and among ACM Research, Inc., Ninebell Co., Ltd. and Moon-Soo Choi (incorporated herein by reference to Exhibit 10.07 to the Amended Registration Statement on Form S-1/A filed on October 18, 2017)
10.08	Form of Capital Increase Agreement between ACM Research, Inc. and certain investors (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.08(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.12 hereto (incorporated herein by reference to Exhibit 10.01(a) to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.09	Form of Agreement between ACM Research, Inc. and certain Investors (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on August 12, 2019)

10.09(a)	Schedule identifying agreements substantially identical to the form of Agreement filed as Exhibit 10.13 hereto (incorporated herein by reference to Exhibit 10.02(a) to the Quarterly Report on Form 10-Q filed on August 12, 2019)
10.10	Partnership Agreement of Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) dated September 5, 2019 by and among Infotech National Emerging Industry Venture Investment Guidance Fund (LP), Hefei Guozheng Asset Management Co, Ltd., Hefei Economic and Technological Development Zone Industrial Investment Guidance Fund Co., Ltd., ACM Research (Shanghai), Inc., Hefei Tongyi Equity Investment Partnership (LP), Shenzhen Waitan Technology Development Co., Ltd., and Beijing Shixi Qingliu Investment Co., Ltd. (incorporated herein by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed on November 13, 2019)
10.11	2016 Omnibus Incentive Plan of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on December 8, 2017)
10.11(a)+	Form of Incentive Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(a) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.11(b)+	Form of Non-qualified Stock Option Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(b) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.11(c)+	Form of Restricted Stock Unit Grant Notice and Agreement under 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.10(c) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.12+	Form of Nonstatutory Stock Option Agreement of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13+	1998 Stock Option Plan of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13(a)+	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12(a) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.13(b)+	Form of Non-statutory Stock Option Agreement under 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12(b) to the Registration Statement on Form S-1 filed on September 13, 2017)
10.14	Form of Indemnification Agreement entered into between ACM Research, Inc. and certain of its directors and officers (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on September 13, 2017)
10.19‡†	Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) dated as of May 7, 2020 between ACM Research (Lingang), Inc. and China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on May 13, 2020)
10.20†	Commitment Letter Regarding the Lock-up of Shares, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on June 1, 2020)
10.21†	Commitment Letter Regarding Shareholding Intent and Intent to Reduce Shareholding, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.02 to the Current Report to Form 8-K filed on June 1, 2020)
10.22†	Commitment Letter Regarding the Plan and Binding Measures for Stabilizing the Stock Price of ACM Research (Shanghai), Inc. Within Three Years After Listing, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc., and certain individuals named therein (incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K filed on June 1, 2020)
10.23†	Commitment Letter Regarding Fraudulent Issuance of Listed Shares, effective as of May 26, 2020, of ACM Research, Inc., ACM Research (Shanghai), Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.04 to the Current Report on Form 8-K filed on June 1, 2020)
10.24‡†	Commitment Letter Regarding the Lack of False Records, Misleading Statements or Major Omissions in the Preliminary Information Document, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.05 to the Current Report on Form 8-K filed on June 1, 2020)
10.25†	Commitment Letter Regarding Making Up for Diluted Immediate Returns, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.06 to the Current Report on Form 8-K filed on June 1, 2020)

10.26‡†	Commitment Letter Regarding Unfulfilled Commitment on Binding Measures, effective as of May 26, 2020, of ACM Research, Inc. and David H. Wang (incorporated herein by reference to Exhibit 10.07 to the Current Report on Form 8-K filed on June 1, 2020)
10.27†	Commitment Letter Regarding the Avoidance of Competition in the Same Industry, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.08 to the Current Report on Form 8-K filed on June 1, 2020)
10.28†	Commitment Letter Regarding the Standardization and Reduction of Related Transactions, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.09 to the Current Report on Form 8-K filed on June 1, 2020)
10.29†	Commitment Letter Regarding the Avoidance of Funds Occupation and Illegal Guarantee, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 1, 2020)
10.30‡†	Statement and Commitment Letter, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on June 1, 2020)
10.31†	Commitment Letter Regarding Property Lease Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on June 1, 2020)
10.32†	Commitment Letter Regarding Social Insurance and Housing Provident Fund Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on June 1, 2020)
10.33†	Commitment Letter Regarding Foreign Exchange Matters, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 1, 2020)
10.34†	Confirmation and Commitment Letter Regarding the Historical Evolution Related Matters Regarding ACM Research (Shanghai), Inc., effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 1, 2020)
10.35†	Confirmation Letter, effective as of May 26, 2020, of ACM Research, Inc. (incorporated herein by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 1, 2020)
10.38†*	Form of Shanghai Public Rental Housing Overall Pre-Sale Contract (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on February 25, 2021)
10.38(a)	Schedule identifying agreements substantially identical to the form of Shanghai Public Rental Housing Overall Pre-Sale Contract filed as Exhibit 10.43 hereto (incorporated herein by reference to Exhibit 10.01(a) to the Current Report on Form 8-K filed on February 25, 2021)
10.39†	Loan and Mortgage Contract dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and Shengwei Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K filed on February 25, 2021)
10.40†	Irrevocable Letter of Guarantee dated November 19, 2020 between China Merchants Bank Co., Ltd., Shanghai Pilot Free Trade Zone Lin-Gang Special Area Sub-branch and ACM Research (Shanghai), Inc. (incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K filed on February 25, 2021)
10.41‡†
Plant Lease Contract dated as of February 1, 2021 between ACM Research (Shanghai), Inc. and Shanghai Shengyu Culture Development Co., Ltd. (incorporated herein by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on May 7, 2021)

10.42	Unofficial English Translation of RMB Working Capital Loan Contract dated as of July 25, 2023, by and between ACM Research, Inc. and China CITIC Bank Co., Ltd. Shanghai Bank (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on July 31, 2023)
10.43	Lease Agreement dated March 6, 2023, by and between Hillsboro 229, LLC and ACM Research, Inc. (incorporated herein by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on August 7, 2023)
10.44	Unofficial English Translation of RMB Working Capital Loan Contract, entered into in January 2025, between ACM Research, Inc. and China CITIC Bank
19	Insider Trading Policy reference in 2025 Proxy Statement
21.01	List of Subsidiaries of ACM Research, Inc.

23.01	Consent of Ernst & Young Hua Ming LLP
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01	ACM Research, Inc. Incentive-Based Compensation Recovery Policy
99.01	Submission under Item 9C(a) of Form 10-K
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 2, 2026.

ACM RESEARCH, INC.

By:	/s/ David H. Wang
David H. Wang
Chief Executive Officer and President
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated as of March 2, 2026:

Signature	Title

/s/ David H. Wang
David H. Wang	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Mark A. McKechnie
Mark A. McKechnie	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ Haiping Dun
Haiping Dun	Director

/s/ Charlie Pappis
Charlie Pappis	Director

/s/ Tracy Liu
Tracy Liu	Director