Form 10-Q
period 2026-03-31
ACM Research, Inc.
filed 2026-05-08
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	61,233,064 shares outstanding as of May 5, 2026
Class B Common Stock, $0.0001 par value	4,991,808 shares outstanding as of May 5, 2026

ACM Research, Inc., or ACM Research, is a Delaware corporation founded in California in 1998 to supply capital equipment developed for the global semiconductor industry. Since 2005, ACM Research has conducted its business operations principally through its subsidiary ACM Research (Shanghai), Inc., or ACM Shanghai, a corporation formed by ACM Research in the People’s Republic of China, or mainland China, in 2005. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. and its subsidiaries, including ACM Shanghai, collectively. The shares of ACM Shanghai currently trade under the symbol SSEC: 688082.SS on the Shanghai SciTech innovAtion boaRd, known as the STAR Market. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. and its subsidiaries, including ACM Shanghai, collectively.

We conduct a substantial majority of our product development, manufacturing, support and services in mainland China through ACM Shanghai. We are not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. For a description of certain matters relating to our operations in mainland China, including our corporate structure, the movement of cash throughout our organization, certain audit and regulatory matters, and risks associated therewith, please see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, the disclosure at the forefront of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the Risk Factors included therein, as referenced or updated by the disclosure included in “Part II. Item 1A—Risk Factors” in this report.

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
The information included under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” of Part I of this report contains statistical data and estimates, including forecasts, that are based on information provided by Gartner, Inc. ("Gartner") in "Forecast: Semiconductor Capital Spending, Wafer Fab Equipment and Capacity, Worldwide, 4Q25 Update, Bob Johnson et al., 23 December 2025." GARTNER is a registered trademark and service mark of Gartner, and/or its affiliates in the U.S. and internationally and is used herein with permission. The Gartner Content described herein ("Gartner Content"), represents research opinions or viewpoints published, as part of a syndicated subscription service, by Gartner, and are not representations of fact. Gartner Content speaks as of its original publication date (not as of the date of this report) and the opinions expressed in the Gartner Content are subject to change without notice. While we are not aware of any misstatements in the Gartner Content, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as changes based on various factors, that could cause results to differ materially from those expressed in the data presented below.
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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (note 2)	$872,269	$757,373
Restricted cash	21,866	8,589
Short-term time deposits (note 2)	358,237	366,591
Short-term investments (note 11)	34,662	35,524
Accounts receivable, net (note 4)	526,507	504,250
Other receivables	53,595	48,655
Inventories, net (note 5)	737,995	702,631
Advances to related parties (note 12)	870	2,500
Prepaid expenses and other current assets	13,352	10,567
Total current assets	2,619,353	2,436,680
Property, plant and equipment, net (note 6)	324,020	314,830
Operating lease right-of-use assets, net	17,060	17,925
Intangible assets, net	2,722	2,847
Deferred tax assets (note 15)	30,224	29,389
Long-term investments (note 10)	68,467	66,035
Other long-term assets	4,052	4,479
Total assets	$3,065,898	$2,872,185

Liabilities and Equity
Current liabilities:
Short-term borrowings (note 7)	$93,981	$74,041
Current portion of long-term borrowings (note 9)	13,302	35,082
Related parties accounts payable (note 12)	31,791	32,060
Accounts payable	208,867	215,440
Advances from customers	168,825	187,809
Deferred revenue	10,954	17,388
Income taxes payable (note 15)	24,780	991
FIN-48 payable (note 15)	28,308	27,719
Other payables and accrued expenses (note 8)	160,075	150,396
Current portion of operating lease liabilities	4,795	4,786
Total current liabilities	745,678	745,712
Long-term borrowings (note 9)	220,858	178,930
Long-term operating lease liabilities	4,125	5,069
Other long-term liabilities	11,765	11,965
Total liabilities	982,426	941,676
Commitments and contingencies (note 16)
Equity:
Stockholders’ equity:
Class A Common stock (note 13)	6	6
Class B Common stock (note 13)	1	1
Additional paid-in capital	1,194,786	1,115,504
Retained earnings	367,735	350,428
Statutory surplus reserve (note 18)	34,164	34,164
Accumulated other comprehensive loss	(15,182)	(35,740)
Total ACM Research, Inc. stockholders’ equity	1,581,510	1,464,363
Non-controlling interests	501,962	466,146
Total equity	2,083,472	1,930,509
Total liabilities and equity	$3,065,898	$2,872,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue (note 3)	$231,263	$172,347
Cost of revenue, including cost of revenue from related parties of $12,483 for the three months ended March 31, 2026 and $9,399 for the three months ended March 31, 2025, respectively	124,025	89,797
Gross profit	107,238	82,550
Operating expenses:
Sales and marketing	20,688	16,343
Research and development	36,549	27,503
General and administrative	13,824	12,927
Total operating expenses	71,061	56,773
Income from operations	36,177	25,777
Interest income	4,719	3,339
Interest expense	(1,933)	(1,558)
Unrealized loss on short-term investments (note 11)	(1,406)	(1,082)
Other expense, net	(9,300)	(262)
Income from equity method investments	1,749	952
Income before income taxes	30,006	27,166
Income tax expense (note 15)	(3,771)	(2,153)
Net income	26,235	25,013
Less: Net income attributable to non-controlling interests	8,928	4,633
Net income attributable to ACM Research, Inc.	$17,307	$20,380

Comprehensive income:
Net income	$26,235	$25,013
Foreign currency translation adjustment, net of tax of nil	27,797	1,750
Comprehensive income	54,032	26,763
Less: Comprehensive income attributable to non-controlling interests	16,167	4,957
Comprehensive income attributable to ACM Research, Inc.	$37,865	$21,806

Net income attributable to ACM Research, Inc. per share of common stock (note 2):
Basic	$0.26	$0.32
Diluted	$0.24	$0.30

Weighted average shares of common stock outstanding used in computing per share amounts (note 2):
Basic	65,804,254	63,267,834
Diluted	69,769,907	66,952,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2026 and 2025
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	60,590,017	$6	5,021,811	$1	$1,115,504	$350,428	$34,164	$(35,740)	$466,146	$1,930,509
Net income	—	—	—	—	—	17,307	—	—	8,928	26,235
Foreign currency translation adjustment	—	—	—	—	—	—	—	20,558	7,239	27,797
Conversion of Class B common stock to Class A common stock	30,003	—	(30,003)	—	—	—	—	—	—	—
Exercise of stock options	603,044	—	—	—	5,397	—	—	—	—	5,397
Stock-based compensation	—	—	—	—	4,678	—	—	—	943	5,621
Sale of ACM Shanghai's shares, net of tax (note 1)	—	—	—	—	69,207	—	—	—	18,706	87,913
Balance at March 31, 2026	61,223,064	$6	4,991,808	$1	$1,194,786	$367,735	$34,164	$(15,182)	$501,962	$2,083,472

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
Balance at December 31, 2024	57,938,885	$6	5,021,811	$1	$677,476	$260,000	$30,514	$(63,372)	$191,281	$1,095,906
Net income	—	—	—	—	—	20,380	—	—	4,633	25,013
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,426	324	1,750
Exercise of stock options	894,040	—	—	—	14,413	-	-	-	8,316	22,729
Stock-based compensation	—	—	—	—	8,302	—	—	—	1,515	9,817
Capital contribution by non-controlling shareholder	—	—	—	—	—	—	—	—	138	138
Balance at March 31, 2025	58,832,925	$6	5,021,811	$1	$700,191	$280,380	$30,514	$(61,946)	$206,207	$1,155,353
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$26,235	$25,013
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash operating lease cost	1,182	1,086
Depreciation and amortization	5,466	3,017
Income from equity method investments	(1,749)	(952)
Unrealized loss on short-term investments	1,406	1,082
Inventory provision	5,112	4,523
Provision for (reversal of) credit losses	2,234	(9)
Deferred income taxes	(503)	(1,661)
Stock-based compensation	5,621	9,817
Dividends from unconsolidated affiliates	518	—
Others	—	1,039
Net changes in operating assets and liabilities:
Accounts receivable	(8,323)	190
Other receivables	(406)	7,126
Inventories	(29,545)	(15,108)
Advances to related parties	1,630	(360)
Prepaid expenses and other current assets	(2,538)	(3,136)
Other long-term assets	23	—
Related parties accounts payable	(268)	3,152
Accounts payable	(14,250)	(23,372)
Advances from customers	(20,620)	(2,804)
Deferred revenue	(6,434)	2,243
Income taxes payable	1,385	(6,630)
FIN-48 payable	589	17
Other payables and accrued expenses	5,149	2,431
Operating lease liabilities	(1,252)	(1,053)
Other long-term liabilities	(200)	(369)
Net cash (used in) provided by operating activities	(29,538)	5,282

Cash flows from investing activities:
Purchase of property and equipment	(22,201)	(16,726)
Purchase of intangible assets	(235)	(375)
Purchase of time deposits	—	(10,000)
Proceeds from redemption and maturity of time deposits	13,005	10,261
Purchase of long-term investments	(361)	—
Net cash used in investing activities	(9,792)	(16,840)

Cash flows from financing activities:
Proceeds from short-term borrowings	36,125	17,056
Repayments of short-term borrowings	(17,340)	(24,961)
Proceeds from long-term borrowings	41,538	52,701
Repayments of long-term borrowings	(24,706)	(455)
Capital contribution by non-controlling shareholder	—	138
Gross proceeds from sales of ACM Shanghai's shares	110,243	—
Proceeds from exercise of stock options	17,536	22,729
Net cash provided by financing activities	163,396	67,208
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,106	866
Net increase in cash, cash equivalents and restricted cash	128,172	56,516
Cash, cash equivalents and restricted cash at beginning of period	765,963	411,310
Cash, cash equivalents and restricted cash at end of period	$894,135	$467,826

Supplemental disclosure of cash flow information:
Interest paid	$1,933	$1,558
Cash paid for income taxes	2,062	10,801
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$872,269	$457,240
Restricted cash	21,866	10,586
Cash, cash equivalents and restricted cash	$894,135	$467,826

Non-cash financing activities:
Cashless exercise of stock options	$—	$160
Non-cash investing activities:
Transfer of prepayment for property to property, plant and equipment	47	9
Transfer from other non-current assets to long-term investment	—	16,737
Purchases of property, plant and equipment through other payable and accrued expenses	13,183	23,430

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
The Company has direct or indirect interests in the following subsidiaries:

			Effective interest held as at
Subsidiary	Place and date of incorporation	Principal Activities	March 31, 2026	December 31, 2025
ACM Research (Shanghai), Inc. ("ACM Shanghai")	Mainland China, May 2005	Principal operating subsidiary	73.6%	74.6%
ACM Research (Wuxi), Inc. ("ACM Wuxi")	Mainland China, July 2011	Sales and services	73.6%	74.6%
CleanChip Technologies Limited ("CleanChip")	Hong Kong, June 2017	Trading partner between ACM Shanghai and its customers	73.6%	74.6%
ACM Research Korea CO., LTD. ("ACM Korea")	Republic of Korea ("South Korea"), December 2017	Sales, marketing, R&D, production	73.6%	74.6%
ACM Research (Lingang), Inc. ("ACM Lingang")	Mainland China, March 2019	Management of production activities	73.6%	74.6%
ACM Research (CA), Inc. ("ACM California")	USA, April 2019	Procurement for ACM Shanghai	73.6%	74.6%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	Administrative function (inactive)	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd. ("ACM Singapore")	Singapore, August 2021	Sales, marketing, business development	100.0%	100.0%
ACM Research (Beijing), Inc. ("ACM Beijing")	Mainland China, February 2022	Sales and services	73.6%	74.6%
Hanguk ACM CO., LTD	South Korea, March 2022	Sales, services, business development	100.0%	100.0%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	Business development	73.6%	74.6%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	53.8%	54.5%
ACM Research (Chengdu), Inc. ("ACM Chengdu")	Mainland China, December 2024	Sales and services	73.6%	74.6%
Shengyi Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, December 2024	Business development	62.5%	63.4%

On February 6, 2026, ACM completed the sale of approximately 4.8 million shares of ACM Shanghai at a price of RMB160.00 per share (approximately $23.05 per share based on the exchange rate in effect on the date of the sale), generating approximately $110.2 million in gross proceeds and approximately $86 million net of taxes. Following the transaction, ACM’s ownership percentage in ACM Shanghai decreased from 74.6% to 73.6%.

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
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2025 included in ACM’s 2025 Annual Report on Form 10-K.
The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any future period.
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
The following table presents cash and cash equivalents, according to jurisdiction as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
United States	$111,269	$107,184
Mainland China	310,700	228,777
China Hong Kong	447,027	421,104
Korea	2,006	241
Singapore	1,267	67
Total	$872,269	$757,373

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

ACM California periodically procures goods and services on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the three months ended March 31, 2026 and 2025, cash payments from ACM Shanghai to ACM California for the procurement of goods and services was $3,258 and $2,674, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.

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

Cash held in Hong Kong exceeds the Hong Kong Deposit Insurance Corporation insurance limits and is subject to risk of loss. No losses have been experienced to date. There are no additional restrictions for the transfer of cash from bank accounts in the U.S., South Korea, Singapore and Hong Kong.

For the three months ended March 31, 2026 and 2025, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
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
Time deposits held as of March 31, 2026 had interest rates of 1.2% to 3.75% and mature between April and December 2026.
Restricted Cash

As of March 31, 2026, all of the Company's restricted cash was held by financial institutions located in mainland China, Hong Kong and South Korea, and mainly represents cash secured to guarantee delivery of tools.

Financial Instruments

The Company periodically invests in equity and debt securities, and maintains an investment portfolio of various holdings, types, and maturities. For equity investments that do not have a readily determinable fair value, the Company classifies them as long-term investments, and records them using either: 1) the measurement alternative which measures the equity investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes; or 2) the equity method whereby the Company recognizes its proportional share of the income or loss from the equity method investment. For equity investments that have a readily determinable fair value, the Company classifies them as short-term

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
investments, and records them at fair market value on a recurring basis based upon quoted market prices. Realized and unrealized gains and losses resulting from application of the measurement alternative, the impact of the application of the equity method to the Company’s equity investments, and recognition of changes in fair market value, as applicable, are recorded in non-operating income or loss in the condensed consolidated statements of comprehensive income.

The Company’s investments in debt securities have been classified as available-for-sale securities. The Company classifies its debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on debt securities classified as available-for-sale are recognized in accumulated other comprehensive income in the condensed consolidated balance sheets.

Fair Value Measurement

The Company’s fair value measurements and hierarchy are consistent with those disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025.

The Company’s financial instruments primarily include its cash, cash equivalents, restricted cash, and short term time deposits, short-term and long-term investments, other receivables, accounts receivable, accounts payable, and short-term and long-term borrowings. The estimated fair value of cash and cash equivalents, restricted cash, short-term time deposits, accounts receivable, other receivables, accounts payable, and short-term borrowings approximate their respective carrying value due to the short period of time to their maturities.

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

Assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2026:
Assets
Cash and cash equivalents	$83,385	$—	$—	$83,385
Short-term investments	34,662	—	—	34,662
Available-for-sale debt securities	—	—	9,853	9,853
	$118,047	$—	$9,853	$127,900

As of December 31, 2025:
Assets
Cash and cash equivalents	$84,627	$—	$—	$84,627
Short-term investments	35,524	—	—	35,524
Available-for-sale debt securities	—	—	9,703	9,703
	$120,151	$—	$9,703	$129,854

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and 2025. Refer to note 9 for fair value information related to the Company’s outstanding long-term borrowings as of March 31, 2026 and December 31, 2025.

Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock are calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$26,235	$25,013
Less: Net income attributable to non-controlling interests	8,928	4,633
Net income available to common stockholders, basic	17,307	20,380
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	302	312
Net income available to common stockholders, diluted	$17,005	$20,068

Weighted average shares outstanding, basic	65,804,254	63,267,834
Effect of dilutive securities	3,965,653	3,684,940
Weighted average shares outstanding, diluted	69,769,907	66,952,774

Net income per share of common stock:
Basic	$0.26	$0.32
Diluted	$0.24	$0.30

ACM Research is authorized to issue Class A and Class B common stock. The two classes of common stock are substantially identical in all material respects, except for voting rights. The net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of comprehensive income and in the above computation of net income per share of common stock. ACM did not have any participating securities outstanding during the three months ended March 31, 2026 and 2025.

Diluted net income per share of common stock reflects the potential dilution from securities, such as stock options that could share in ACM Research’s earnings. Certain potentially dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were 809 and 1,298,408 stock options for the three months ended March 31, 2026 and 2025, respectively.
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
•Revenue concentration. For the three months ended March 31, 2026 and 2025, three customers accounted for 45.9% and four customers accounted for 53.6% of revenue, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
•Accounts receivable concentration. As of March 31, 2026 and December 31, 2025, four customers accounted for 60.1% and four customers accounted for 62.2%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.
Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update No. 2025-05 “Financial Instruments—Credit Losses (Topic 326)” or ASU 2025-05. The amendments in ASU 2025-05 permit entities to elect a practical expedient when estimating expected credit losses on accounts receivable and contract assets. Under this election, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material effect on the Company’s consolidated financial statements.
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

In December 2025, the FASB issued ASU 2025-10 – Government Grants which establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20 "Accounting for Government Grants and Disclosure of Government Assistance". This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual periods. This ASU may be applied prospectively or retrospectively to any or all periods presented and early adoption of this ASU is permitted. The Company is currently evaluating the provisions of this ASU.
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following tables present disaggregated revenue information:

	Three Months Ended March 31,
	2026	2025
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$122,482	$129,569
ECP (front-end and packaging), Furnace and Other Technologies	84,239	27,630
Advanced Packaging (excluding ECP), Services & Spares	24,542	15,148
Total revenue	$231,263	$172,347

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
As of March 31, 2026 and December 31, 2025, substantially all revenue was derived from customers in mainland China, and therefore, no geographical segment information is presented.
Below are the contract liabilities balances as of:

	March 31, 2026	December 31, 2025
Advances from customers	$168,825	$187,809
Deferred revenue	10,954	17,388
Total contract liabilities	$179,779	$205,197

During the three months ended March 31, 2026, advances from customers decreased by $18,984 primarily due to revenue recognized upon acceptance of first tools by customers, partly offset by an increase of pre-payments made by customers in advance of delivery.
Below are revenues recognized from amounts included in contract liabilities at the beginning of the year.

	Three Months Ended March 31,
	2026	2025
Revenue recognized from amounts included in contract liabilities at the beginning of the periods	$86,078	$62,119
NOTE 4 – ACCOUNTS RECEIVABLE, NET

At March 31, 2026 and December 31, 2025, accounts receivable consisted of the following:

	March 31, 2026	December 31, 2025
Accounts receivable	$561,586	$537,095
Less: Allowance for credit losses	(35,079)	(32,845)
Total accounts receivable, net	$526,507	$504,250
The Company assesses collectability by reviewing accounts receivable on a general basis where similar characteristics exist. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, and other factors that may affect the Company’s ability to collect from customers.
The movement of the allowance for credit losses for the three months ended March 31, 2026 and 2025 is as follows:

	March 31, 2026	March 31, 2025
Allowance for credit losses, at beginning of the year	$(32,845)	$(18,347)
Provision for (reversal of) credit loss	(2,234)	9
Allowance for credit losses, at the end of the period	$(35,079)	$(18,338)

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 5 – INVENTORIES, NET

At March 31, 2026 and December 31, 2025, inventories consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$377,943	$349,663
Work-in-process	81,640	61,415
Finished goods	278,412	291,553
Total inventories, net	$737,995	$702,631

At March 31, 2026 and December 31, 2025, the value of finished goods inventory of which were first-tools at customer physical locations for which customers were contractually obligated to take ownership upon acceptance totaled $119,545 and $145,506, respectively.
During the three months ended March 31, 2026 and 2025, provisions for inventory recognized in cost of revenue were $5,112 and $4,523, respectively.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At March 31, 2026 and December 31, 2025, property, plant and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Buildings and plants	$233,195	$229,731
Land	2,099	2,099
Manufacturing and testing equipment	85,387	70,680
Computer and office equipment	9,449	9,339
Transportation equipment	707	693
Leasehold improvement	13,213	12,656
Construction in progress	23,895	28,396
Total cost	367,945	353,594
Less: Total accumulated depreciation	(43,925)	(38,764)
Total property, plant and equipment, net	$324,020	$314,830

Depreciation expense for the three months ended March 31, 2026 and 2025 was $5,161 and $2,385, respectively.

At March 31, 2026, buildings and plants includes $36,088 for the Lingang housing property which is pledged as security for loans from the China Merchants Bank (note 9).
NOTE 7 – SHORT-TERM BORROWINGS
Short-term borrowings as of March 31, 2026 and December 31, 2025 amounted to $93,981 and $74,041, respectively, which consisted of RMB denominated borrowings made by the Company’s subsidiaries from financial institutions in mainland China and were repayable within one year.

As of March 31, 2026 and December 31, 2025, the weighted average interest rates for the outstanding borrowings were 2.2% and 2.5%, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
As of March 31, 2026 and December 31, 2025, the Company was in compliance with the applicable covenants. The Company's short-term borrowings of $14,459 from Bank of China have certain covenants which require ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants; otherwise, Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.
NOTE 8 – OTHER PAYABLES AND ACCRUED EXPENSES

At March 31, 2026 and December 31, 2025, other payables and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued commissions	$28,074	$26,931
Accrued warranty	19,299	19,104
Accrued payroll	29,839	24,830
Accrued machine sales fees	13,104	13,341
Accrued Lingang construction fees	12,736	24,258
Individual income tax payable	17,797	19,552
Payable for investments	4,913	4,838
Advances from employees for option exercises (1)	12,139	—
Others	22,174	17,542
Total	$160,075	$150,396
(1) This amount represents exercise price proceeds from employees who have satisfied vesting conditions and exercised the options, pending formal share registration and issuance under ACMR Shanghai’s 2023 Subsidiary Option Plan.

Warranties
The Company provides standard warranties on its products. The liability amount is based on actual historical warranty spending activity by type of product, customer, and geographic region, modified for any known differences such as the impact of product reliability improvements.
Changes in the Company’s accrued warranty were as follows:

	March 31,	March 31,
	2026	2025
Balance at beginning of period	$19,104	$12,710
Additions	3,314	2,534
Utilized	(3,119)	(2,002)
Balance at end of period	$19,299	$13,242

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 9 – LONG-TERM BORROWINGS

At March 31, 2026 and December 31, 2025, long term borrowings consisted of loan facilities from the following financial institutions:

`	March 31,	December 31,
	2026	2025
China Merchants Bank	$26,943	$9,915
Agricultural Bank of China	42,656	42,007
Bank of China	34,777	34,247
China CITIC Bank	28,871	28,460
China Everbright Bank	33,468	56,807
Industrial and Commercial Bank of China	67,445	42,576
Total borrowings	234,160	214,012
Less: Current portion	(13,302)	(35,082)
Total long-term borrowings, net of current portion	$220,858	$178,930

China Merchants Bank

In January 2026, ACM Shanghai entered into a long-term loan facility of $17,340 from China Merchants Bank. Principal repayments shall be made in six installments beginning July 2026, with final maturity in January 2029. The loan bears interest at an annual rate of 2.38%.

Bank of China

Certain covenants for the banking facility require ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement. As of March 31, 2026, the Company was in compliance with the applicable covenants.

Industrial and Commercial Bank of China

In March 2026, ACM Shanghai entered into a long-term loan facility of $24,198. Principal repayments shall be made in six installments beginning September 2026, with final maturity in March 2029. The loan bears interest at an annual rate of 2.29%.

Additional Long-term Borrowings

As of March 31, 2026 and December 31, 2025, the total carrying amount of long-term loans was $234,160 and $214,012, compared with an estimated fair value of $221,344 and $202,706, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement).

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Scheduled principal payments for the outstanding long-term loans, including the current portion, as of March 31, 2026 are as follows:

Year ending December 31
Remainder of 2026	$11,824
2027	105,689
2028	43,856
2029	44,787
2030 and thereafter	28,004
Total	$234,160
NOTE 10 – LONG-TERM INVESTMENTS
The Company's long-term investments consist of the following:

	March 31, 2026	December 31, 2025
Equity-method investments:
Ninebell Co., Ltd (“Ninebell”)	$32,692	$31,310
Wooil Flucon Co., ("Wooil")	965	893
Shengyi Semiconductor Technology Co., Ltd. ("Shengyi")	5,045	4,411
Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) ("Hefiei Shixi")	4,945	5,335
Company A	4,335	4,269
Subtotal	47,982	46,218
Equity investments without readily determinable fair value using the measurement alternative	10,632	10,114
Available for sale debt securities	9,853	9,703
Total long-term investments	$68,467	$66,035

Available-for-sale debt investments

The available-for-sale debt investments are investments in preferred shares that are redeemable at the Company’s option with no contractual maturity date, which are measured at fair value.

The following table summarizes the amortized cost and estimated fair value of the Company’s available-for-sale debt investments at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Amortized cost	7,381	7,269
Estimated fair value	9,853	9,703

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 11 – SHORT-TERM INVESTMENTS
At March 31, 2026 and December 31, 2025, the components of short-term investments were as follows:

	March 31, 2026	December 31, 2025
Short-term investments listed in Shanghai Stock Exchange
Cost	$17,340	$17,076
Market value	34,662	35,524
For the three months ended March 31, 2026 and 2025, the net losses recognized on equity securities were as follows:

	Three Months Ended March 31,
	2026	2025
Unrealized losses recognized during the reporting period on short-term investments still held at March 31	$(1,406)	$(1,082)
Total losses recognized at March 31 on short-term investments	$(1,406)	$(1,082)

NOTE 12 – RELATED PARTY BALANCES AND TRANSACTIONS
The following tables reflect related party transactions in the Company's condensed consolidated financial statements:

	March 31, 2026	December 31, 2025
Advances to related party
Ninebell	$163	$163
Shengyi	707	2,337
Total	$870	$2,500

	March 31, 2026	December 31, 2025
Accounts payable
Ninebell	$19,288	$20,353
Shengyi	12,503	11,707
Total	$31,791	$32,060

	Three Months Ended March 31,
Purchase of materials	2026	2025
Ninebell	$16,701	$8,812
Shengyi	3,442	1,904
Total	$20,143	$10,716

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended March 31,
Service fee charged by	2026	2025
Shengyi	$50	$273
NOTE 13 – COMMON STOCK
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
During the three months ended March 31, 2026, ACM issued 603,044 shares of Class A common stock upon options exercised by employees and an additional 30,003 shares of Class A common stock upon conversion of an equal number of shares of Class B common stock. During the three months ended March 31, 2025, ACM issued 894,040 shares of Class A common stock upon options exercised by employees and non-employees.
At March 31, 2026 and December 31, 2025, the number of shares of Class A common stock issued and outstanding was 61,223,064 and 60,590,017, respectively.
At March 31, 2026 and December 31, 2025, the number of shares of Class B common stock issued and outstanding was 4,991,808 and 5,021,811, respectively.
NOTE 14 – STOCK-BASED COMPENSATION

During the three months ended March 31, 2026, the Company issued option grants for 2,800 shares to employees and board members under 2016 Omnibus Incentive Plan. The share-based awards are accounted for as equity awards, are only subject to service vesting conditions, and vest over a period of 4 years for employees and 0.25 year for board members. The Company did not grant any non-employee stock options during the three months ended March 31, 2026.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Fair value of share of common stock(1)	$48.31	$26.46-$29.18
Expected term in years(2)	6.25 years	5.50-6.25
Volatility(3)	84.46%	83.14%-83.28%
Risk-free interest rate(4)	3.92%	4.18%-4.20%
Expected dividend(5)	—%	—%
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

No options were granted under ACM Shanghai 2023 Option Plan during the three months ended March 31, 2026.

Total Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense included in the condensed consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2026	2025
Stock-Based Compensation Expense:
Cost of revenue	$348	$529
Sales and marketing expense	1,492	2,157
Research and development expense	1,842	2,775
General and administrative expense	1,939	4,356
Total stock-based compensation expense	$5,621	$9,817

NOTE 15 – INCOME TAXES
Income tax expense was as follows:

	Three Months Ended March 31,
	2026	2025
Total income tax expense	(3,771)	(2,153)
Effective tax rate	12.6%	7.9%
The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes and 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences from book-tax differences, including stock based compensation, deemed dividend income under Subchapter F of the U.S. Internal Revenue Code of 1986, as amended (Subpart F), and net CFC tested income (NCTI) inclusions, and R&D super deduction. As a result, the Company recorded income tax expense of $3,771 and $2,153 during the three months ended March 31, 2026 and 2025, respectively. The increase in the Company's effective income tax rate for the three months ended March 31, 2026 compared to the same period of the prior year was primarily due to higher pretax income this quarter and increase in certain discrete tax expenses.

Under the change in Section 174 made by the Tax Cuts and Jobs Act of 2017 which became effective on January 1, 2022, the Company is required to capitalize, and subsequently amortize R&D expenses over fifteen years for research activities conducted outside of the U.S. The capitalization of overseas R&D expenses results in a significant increase in the Company’s global intangible low-taxed income inclusion. The enactment of the OBBB Act, signed into law in July 2025, repeals the mandatory capitalization requirement for domestic R&D expenses for tax years beginning after December 31, 2025. However, the capitalization requirement for research activities conducted outside of the U.S remains unchanged.

The Company had total unrecognized tax benefits of $20,905 as of March 31, 2026 and December 31, 2025. If recognized, the net impact to the effective rate would be $20,770. The Company did not expect any reversal of unrecognized tax benefits in the next 12 months. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. For the three months ended March 31, 2026 and 2025, $822 and $404 of interest and penalties was recognized, respectively.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

Pursuant to the Corporate Income Tax Law of mainland China, all of the Company’s mainland China subsidiaries are liable to mainland China Corporate Income Taxes at a rate of 25%, except for ACM Shanghai and ACM Lingang. According to Guoshuihan 2009 No. 203, an entity certified as an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai was certified as an “advanced and new technology enterprise” in 2012 and again in 2016, 2018, 2021 and 2024, effective until December 31, 2026. ACM Lingang’s tax is expected to be exempt for the first two profitable years after net operating loss utilization and half of the statutory tax rate for the next three years.
NOTE 16 – COMMITMENTS AND CONTINGENCIES
As of March 31, 2026, the Company had $1,075 of open capital commitments to construction contracts..
Covenants in ACM Lingang’s Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects) with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Lingang pay liquidated damages in the event that within 9 years after the land use right was obtained in July 2020, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to mainland China at least 80% of RMB157.60 million ($22.8 million) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land. During the year ended December 31, 2025, the contract was amended to extend the deadline until December 12, 2029.
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

In 2025, ACM's subsidiary, ACM Korea, received inquiries from the Seoul Customs Office ("SCO") regarding certain goods produced and shipped by ACM Korea to overseas markets. As of December 31, 2025, the SCO completed its investigation and issued a fine to ACM Korea, which ACM Korea paid and has formally appealed. The matter was subsequently transferred to a regional prosecutor’s office in Korea, and in April, 2026, ACM Korea received official notice from a regional prosecutor's office in Korea that its investigation into this matter has been officially dismissed with no charges.

The Company’s management has evaluated all proceedings and claims that existed as of March 31, 2026. In the opinion of management no additional provision for liability nor disclosure was required as of March 31, 2026 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
As of March 31, 2026, the Company had no material outstanding legal proceedings.
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

Significant expenses within income from operations, as well as within net income, include consolidated cost of revenue, sales and marketing, research and development, and general and administrative, and which are each separately presented on the Company’s condensed consolidated statements of comprehensive income. Other segment items within net income include interest income, interest expense, income (loss) from equity method investments and other expense, net, which are each separately presented on the Company’s condensed consolidated statements of comprehensive income. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total assets.

Revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment and right-of-use assets are attributed to the geographic location in which they are located.

Long-lived assets by geographic region as of the periods ended were as follows:

	March 31, 2026	December 31, 2025
Long-lived assets by geography:
Mainland China	$330,301	$321,748
Korea	7,662	8,868
United States	9,891	9,465
Total	$347,854	$340,081
NOTE 18 – STATUTORY SURPLUS RESERVE
In accordance with mainland China’s Foreign Enterprise Law, ACM Shanghai, ACM Lingang, and ACM Wuxi are required to make appropriation to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income in accordance with generally accepted accounting principles of mainland China (“mainland China GAAP”).
Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with mainland China GAAP until the reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds was $34,164 as of both March 31, 2026 and December 31, 2025, and is presented as statutory surplus reserve on the Company’s condensed consolidated balance sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or our 2025 Annual Report. The following discussion contains forward‑looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward‑looking statements. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A. “Risk Factors” in our 2025 Annual Report, as well as those discussed below and elsewhere in this report, particularly in the section titled “Item 1A – Risk Factors” in Part II below.
ACM Research, Inc., or ACM Research, is a Delaware corporation founded in California in 1998 to supply capital equipment developed for the global semiconductor industry. Since 2005, ACM Research has conducted its business operations principally through its subsidiary ACM Research (Shanghai), Inc., or ACM Shanghai, a corporation formed by ACM Research in the People’s Republic of China, or mainland China, in 2005. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. and its subsidiaries, including ACM Shanghai, collectively.

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

ACM Research is not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 73.6% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other mainland China central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Select Market. This determination was based on the facts aforementioned and mainland China Company Law, mainland China Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in mainland China currently in effect. However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research. See “Item IA. Risk Factors—Risks Related to International Aspects of Our Business—If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless” in our 2025 Annual Report.

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

On February 6, 2026, ACM completed the sale of approximately 4.8 million shares of ACM Shanghai at a price of RMB160.00 per share (approximately $23.05 per share based on the exchange rate in effect on the date of the sale), generating approximately $110.2 million in gross proceeds and approximately $86 million net of taxes. Following the transaction, ACM’s ownership percentage in ACM Shanghai decreased from 74.6% to 73.6%.
The following chart depicts our corporate organization as of March 31, 2026:
A detailed description of how cash is transferred through our organization is set forth under “Note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents” to the Condensed Consolidated Financial Statements of this report.

The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, requires that the Public Company Accounting Oversight Board, or the PCAOB, determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in any non-U.S. jurisdiction. Under current regulations, if ACM Research were to be included on the SEC's "Conclusive list of issuers identified under the HFCA Act" for two consecutive years due to our independent auditor being located in a jurisdiction that does not allow for PCAOB inspections, the SEC would prohibit trading in our securities and this ultimately could cause our securities to be delisted in the U.S., and their value may significantly decline or become worthless. See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—We could be adversely affected if we are unable to comply with legislation and regulations regarding improved access to audit and other information and audit inspections of accounting firms, including registered public accounting firms, such as our prior and current audit firms, operating in mainland China” in our 2025 Annual Report for more information.

Effective on December 2, 2024, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) promulgated a final rule naming a number of companies to the BIS Entity List (the "BIS Entity List"). Among the 140 companies added to the BIS Entity List were two subsidiaries of ACM Research, ACM Shanghai, located in the People’s Republic of China, and ACM Korea, a direct subsidiary of ACM Shanghai, which is located in the Republic of Korea, and other related entities. In general terms, the new BIS Entity List designations prohibit any party worldwide from furnishing hardware, software, or technologies that are subject to U.S. export controls jurisdiction directly or indirectly to ACM Shanghai or ACM Korea without obtaining authorization. See “Item 1A. Risk Factors—Regulatory Risks—Our operations in mainland China and Korea, including the import of components, technology, and activities of U.S. personnel therein, may be further impacted by the addition of ACM Shanghai, ACM Korea and related entities to the BIS Entity List” in our 2025 Annual Report for more information.

On November 15, 2024, the U.S. Department of the Treasury published a final rule implementing a framework for the regulation of outbound foreign investment from the United States. The new program, known as the Outbound Investment Security Program (“OISP”) was codified in the United States Code of Federal Regulations at 31 C.F.R. Part 850, effective as of January 2, 2025. The OISP was amended by the Comprehensive Outbound Investment National Security Act (“COINS Act”) which was signed into law on December 18, 2025, although the provisions of the COINS Act will not come into effect until the Department of the Treasury issues implementing regulations, which by law must occur by March 2027. The OISP marks a shift in U.S. economic policy, as historically the United States government declined to restrict outbound investment from the United States for national security reasons. Going forward, the investment activities of multinational companies, including ACM Research are subject to both CFIUS and OISP requirements, which together will limit cross-border investment opportunities, especially as they relate to China. The OISP regulations in effect today could be interpreted to restrict certain types of private investment in ACM Research in the United States, although these measures do not impact investment in ACM Research’s publicly traded securities. The COINS Act reverses the possible application of the OISP to certain U.S. companies, including ACM Research, and therefore it appears ACM Research will not be subject to the OISP’s private investment restrictions once the provisions of the COINS Act enter into force in 2026 or 2027. See “Item 1A. Risk Factors—Regulatory Risks—The U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities that could otherwise be advantageous to our stockholders” in our 2025 Annual Report for more information.

In addition to the matters discussed above, we are also subject to a number of legal and operational risks associated with our corporate structure, including as the result of a substantial portion of our operations being conducted in mainland China. Consequences of any of those risks could result in a material adverse change in our operations or cause the value of ACM Research Class A common stock to significantly decline in value or become worthless. Please carefully read the information included in “Item 1A. Risk Factors” in our 2025 Annual Report, in particular the risk factors addressing the following issues:

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

Recent statements and regulatory actions by mainland China central government authorities with respect to the use of VIEs and to data security and anti-monopoly concerns have not affected our ability to conduct our business operations in China. For further information, see “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business” of our 2025 Annual Report for more information.

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

Since 2009 we have delivered more than 1,500 tools to our customers, more than 1,330 of which were repeat orders or acceptances upon contractual performance obligations having been met and thereby generated revenue to us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.

Mainland China Government Research and Development Funding

ACM Shanghai and ACM Lingang periodically receive government grants for items associated with technology development and related facilities. The grants contain certain operating conditions, subject to government review upon completion of each specific project. The grants are recorded as long-term liabilities upon receipt, and subsequently recognized in statements of comprehensive income as follows:

•Government grants are credited to research & development expense in the periods in which the specific projects are completed. For the three months ended March 31, 2026 and 2025, related government subsidies recognized as reductions of relevant expenses in the condensed consolidated statements of comprehensive income were $0.6 million and $0.3 million, respectively.
•Government subsidies related to depreciable assets are credited to other income over the useful lives of the related assets for which the grant was received. Government subsidies related to VAT reduction are credited to other income in the period received. For the three months ended March 31, 2026 and 2025 related government subsidies recognized as other income in the condensed consolidated statements of comprehensive income were $0.2 million and $0.3 million, respectively.
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in our 2025 Annual Report and is updated in Note 2 to the condensed consolidated financial statements included in this report.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests is attributable to the minority holders of shares of ACM Shanghai stock. As a result, we reflect the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests. As of March 31, 2026, ACM Research held 73.6% of ACM Shanghai’s outstanding shares.
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

We believe that the assumptions, judgments and estimates involved in the accounting for the following accounting policies have the greatest potential impact on our condensed consolidated financial statements, and we therefore consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 in the notes to condensed consolidated financial statements in Part I, Item 1 of this report and in the Notes to Condensed Consolidated Financial Statements in Part II, Item 8 of our 2025 Annual Report, describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates included in our 2025 Annual Report.

Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue.

	Three Months Ended March 31,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenue	53.6	52.1
Gross margin	46.4	47.9
Operating expenses:
Sales and marketing	8.9	9.5
Research and development	15.8	16.0
General and administrative	6.0	7.5
Total operating expenses	30.7	33.0
Income from operations	15.7	14.9
Interest income, net	1.2	1.0
Unrealized loss on short-term investments	-0.6	-0.6
Other expense, net	-4.0	-0.2
Income (loss) from equity method investments	0.8	0.6
Income before income taxes	13.1	15.7
Income tax expense	-1.6	-1.2
Net income	11.5	14.5
Less: Net income attributable to non-controlling interests	3.9	2.7
Net income attributable to ACM Research, Inc.	7.6%	11.8%
Comparison of Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$122,482	$129,569	(5.5)%	$(7,087)
ECP (front-end and packaging), furnace and other technologies	84,239	27,630	204.9%	56,609
Advanced packaging (excluding ECP), services & spares	24,542	15,148	62.0%	9,394
Total Revenue by Product Category	$231,263	$172,347	34.2%	$58,916
The increase in revenue for three months ended March 31, 2026 as compared to the same period in 2025 reflects higher sales of ECP (front-end and packaging), furnace and other technologies, and Advanced packaging (excluding ECP), services and spares, partly offset by lower sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment. The increased demand is due in part to a longer term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(in thousands)
Cost of revenue	$124,025	$89,797	38.1%	$34,228
Gross profit	107,238	82,550	29.9%	24,688
Gross margin	46.4%	47.9%	(1.5)%	(1.50)bps
Cost of revenue and gross profit increased in the three months ended March 31, 2026 as compared to the corresponding period in 2025 due to the increased sales volume together with a decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 42.0% and 48.0% for the foreseeable future.
Operating Expenses

	Three Months Ended March 31,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(in thousands)
Sales and marketing expense	$20,688	$16,343	26.6%	$4,345
Research and development expense	36,549	27,503	32.9%	9,046
General and administrative expense	13,824	12,927	6.9%	$897
Total operating expenses	$71,061	$56,773	25.2%	$14,288

Sales and marketing expense increased due to an increase of $2.0 million in personnel costs, $1.9 million for commissions, travel & entertainment, outside services and other expenses, and $1.1 million for promotional tools, partly offset by a $0.7 million decrease in stock-based compensation. We expect that, for the foreseeable future, sales and marketing expense will increase in absolute dollars, as we continue to invest in sales and marketing by hiring additional employees and expanding marketing programs in existing or new markets. We must invest in sales and marketing processes to develop and maintain close relationships with customers. We are making dollar-based investments to support the growth of our customer base in the United States and global markets.
Research and development expense increased due to an increase of $3.0 million related to personnel costs, $4.6 million related to costs of components for tools built for product development purposes, and a net increase of $2.3 million in depreciation, outside services and other R&D-related costs, offset by a decrease of $0.9 million in stock-based compensation. We expect that, for the foreseeable future, research and development expense will increase in absolute dollars as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our cleaning, plating, advanced packaging, furnace, track, PECVD and future product offerings to build and maintain our technology leadership position.

General and administrative expense increased due to an increase of $0.5 million net relating to personnel and professional services costs, $2.2 million relating to allowance for credit losses, and $0.7 million in other expenses, partially offset by a $2.4 million decrease in stock-based compensation. We expect that, for the foreseeable future, general and administrative expense will increase in absolute dollars, as we continue to invest in general and administrative by hiring additional employees and expanding our presence in existing or new markets.

Interest income, net, and Other expense, net

	Three Months Ended March 31,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(in thousands)
Interest income	$4,719	$3,339	41.3%	$1,380
Interest expense	(1,933)	(1,558)	24.1%	(375)
Interest income, net	$2,786	$1,781	56.4%	$1,005

Other expense, net	$(9,300)	$(262)	3449.6%	$(9,038)

Other expense, net primarily reflects (a) unrealized foreign exchange loss recognized from the impact of exchange rates between RMB and U.S. dollar on our working-capital which was $(9.5) million for the three months ended March 31, 2026 compared to $(0.6) million for the three months ended March 31, 2025, and (b) government subsidies, as described under “—Mainland China Government Research and Development Funding” above, and other factors.
Realized gain and unrealized loss from short-term investment, and income (loss) from equity investments.

	Three Months Ended March 31,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(in thousands)
Unrealized loss on short-term investments	$(1,406)	$(1,082)	29.9%	$(324)
Income from equity method investments	1,749	952	83.7%	797
We recorded an unrealized loss on short term investments based on a change in market value of ACM Shanghai’s short-term investments (note 11). Income from equity investments is derived from net income from investments in affiliates (note 10).We recorded an unrealized loss on short term investments based on a change in market value of ACM Shanghai’s short-term investments (note 11). Income from equity investments is derived from net income from investments in affiliates (note 10).
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Three Months Ended March 31,
	2026	1905
	(in thousands)
Income tax expense	(3,771)	(2,153)

The tax expense for the three months ended March 31, 2026 primarily resulted from the tax effect of a slight increase in our effective income tax rate applied to an increase in operating profit for the period and increase in certain discrete items.

Net Income Attributable to Non-Controlling Interests

	Three Months Ended March 31,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(in thousands)
Net income attributable to non-controlling interests	$8,928	$4,633	92.7%	$4,295
ACM Research owns 73.6% of ACM Shanghai’s (note 1) outstanding shares which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests.
Foreign currency translation adjustment

	Three Months Ended March 31,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(in thousands)
Foreign currency translation adjustment	$27,797	$1,750	1488.4%	$26,047

We recorded a gain of foreign currency translation adjustment primarily due to the strengthening of RMB to U.S. dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Three Months Ended March 31,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(in thousands)
Comprehensive income attributable to non-controlling interests	$16,167	$4,957	226.1%	$11,210

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

During the first three months of 2026, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions, and our loan from China CITIC Bank. Cash and cash equivalents, restricted cash and short-term time deposits were $1.25 billion at March 31, 2026, compared to $1.13 billion at December 31, 2025. The $119.8 million increase was primarily driven by $163.4 million net cash provided by financing activities, $4.1 million from the effect of exchange rate on cash, cash equivalents, restricted cash, and $4.7 million from the effects of foreign exchange translation rates on time deposits, partially offset by a $29.5 million of cash used in operations and $22.8 million of net cash used in investing activities, excluding the change in time deposits.
The table below represents the cash and cash equivalents, restricted cash, and time deposits as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$894,135	$765,962
Short-term time deposits	358,237	366,591
Total	$1,252,372	$1,132,553
Our future working capital needs beyond the next twelve months will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, the timing and magnitude of our capital expenditures, and the timing of investment in our research and development as well as sales and marketing. We believe our existing cash and cash equivalents and short-term time deposits, our cash flow from operating activities, and bank borrowings by us and ACM Shanghai will be sufficient to meet our anticipated cash needs within our longer term planning horizon.
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
To the extent our cash and cash equivalents, cash flow from operating activities and short-term and long-term bank borrowings are insufficient to fund our future activities in accordance with our strategic plan, we may determine to raise additional funds through public or private debt or equity financings or additional bank credit arrangements. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is necessary or desirable, we may not be able to obtain bank credit arrangements or to obtain an equity or debt financing on terms acceptable to us or at all.
Restrictions under mainland China laws and regulations as well as restrictions under ACM Shanghai’s bank loan agreements, may significantly restrict ACM Shanghai’s ability to transfer a portion of ACM Shanghai’s net assets to ACM Research, other subsidiaries of ACM Research and to holders of ACM Research Class A common stock. See “Item 1A. Risk Factors – Regulatory Risks – Mainland China's currency exchange control and government restrictions on investment repatriation may impact our ability to transfer funds outside of mainland China, which could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, otherwise fund and conduct our business, or pay dividends on our common stock” in our 2025 Annual Report.

For the three months ended March 31, 2026 and 2025, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.

Our cash and cash equivalents at March 31, 2026 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders. The use of proceeds raised by Private Offering and the STAR Market IPO without further approvals, are limited to specific usage. We currently intend for ACM Shanghai, with the exception of dividends paid to shareholders of ACM Shanghai, to retain all available funds from any future earnings for use in the operation of its business. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.
ACM Research has never declared or paid cash dividends on our capital stock. ACM Research intends to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and does not anticipate paying any cash dividends in the foreseeable future.
Cash Flow from Operating Activities. Net cash from operating activities was as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income	$26,235	$25,013
Non-cash operating lease cost	1,182	1,086
Provision for inventory	5,112	4,523
Provision for (reversal of) credit losses	2,234	(9)
Depreciation and amortization	5,466	3,017
Income from equity method investments	(1,749)	(952)
Unrealized loss on short-term investments	1,406	1,082
Deferred income taxes	(503)	(1,661)
Stock-based compensation	5,621	9,817
Dividends from unconsolidated affiliates	518	—
Others	—	1,039
Net changes in operating assets and liabilities	(75,060)	(37,673)
Net cash flow (used in) provided by operating activities	$(29,538)	$5,282

Significant changes in operating asset and liability accounts during the three months March 31, 2026 included the following uses of cash: an increase in inventories of $29.5 million (note 5), an increase in accounts receivable of $8.3 million (note 4), a $14.3 million decrease in accounts payable, a decrease in customer advances of $20.6 million (note 3), and a decrease in deferred revenue of $6.4 million. The uses of cash are partially offset by the following significant sources of cash: an increase in other payables and accrued expenses of $5.1 million and an increase in income tax payable impacting income tax expense of $1.4 million.

Cash Flow Used in Investing Activities. Net cash used in investing activities, excluding the change in net cash related to time deposits, for the three months ended March 31, 2026, mainly consisting of $22.4 million for purchases of property, plant and equipment, and intangible assets.
Cash Flow Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2026 was $163.4 million, primarily consisting of $110.2 million of gross proceeds from the sale of approximately 4.8 million shares of ACM Shanghai, $35.6 million in net proceeds from short-term and long-term borrowing, and $17.5 million of proceeds from the exercise of stock options.
We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with the following banks:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at March 31, 2026
				(in thousands)
China CITIC Bank (2)	January 2025	Repayable by installments and the last installments repayable in January 2028	3.60%	RMB200,000	RMB199,800
				$28,900	$28,871
China Everbright Bank	December 2024	September 2027	2.60%	RMB600,000	RMB231,616
				$86,700	$33,469
China Merchants Bank	December 2025	December 2026	2.11%-2.38%	RMB500,000	RMB320,196
				$72,250	$46,268
Bank of China	September 2025	June 2028	2.11%-2.62%	RMB600,000	RMB490,822
				$86,700	$70,924
Shanghai Pudong Development Bank	January 2026	January 2027	2.11%	RMB300,000	RMB100,059
				$43,350	$14,459
Industrial and Commercial Bank of China	November 2024	March 2029	2.25%-2.29%	RMB500,000	RMB466,740
				$72,250	$67,444
China Merchants Bank (3)	November 2020	Repayable by installments and the last installments repayable in November 2030	2.95%	RMB128,500	RMB66,374
				$18,568	$9,591
Agricultural Bank of China	April 2024	Repayable by installments and the last installments repayable in April 2034	2.43%-2.78%	RMB300,000	RMB295,200
				$43,350	$42,656
Bank of Shanghai	June 2025	June 2026	2.11%	RMB100,000	NIL
				$14,450	$—
China CITIC Bank	August 2023	September 2026	2.11%	RMB100,000	RMB100,059
				$14,450	$14,459
			Total	$480,968	$328,141
(1)Converted from RMB to dollars as of March 31, 2026.
(2)This China CITIC bank facility agreement is with ACM Research, Inc.

(3)The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described below under “—Contractual Obligations.”

Loan Covenants
In February 2025, ACM Shanghai secured a long-term loan facility with the Bank of China (note 9) for ACM Shanghai’s project expenditures. The facility requires ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.

Effect of exchange rate changes on cash, cash equivalents and restricted cash. The impact of fluctuations of the RMB to U.S. dollar currency exchange rate in RMB-denominated accounts (note 2) contributed to a $4.1 million increase in the value of these items during the three months ended March 31, 2026.

Contractual Obligations

Grant Contract for State-owned Construction Land Use Right in Shanghai City

In 2020 ACM Shanghai, through its wholly-owned subsidiary ACM Lingang, entered into a Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects), or the Grant Agreement, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, or the Grantor. ACM Lingang obtained rights to use approximately 43,000 square meters (10.6 acres) of land in the East China Silicon Hub of Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone for a period of fifty years, commencing on the date of delivery of the land in July 2020. For a description of the material terms of the Grant Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2025 Annual Report and see note 16 for additional detail.
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
Shipments in the three months ended March 31, 2026 totaled $240.7 million, as compared to $156.7 million for the same period in 2025. Repeat tool shipments in the three months ended March 31, 2026 totaled $96.9 million, as compared to $60.8 million for same period in 2025. First tool shipments in the three months ended March 31, 2026 totaled $143.8 million, as compared to $95.9 million for the same period in 2025.
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(in thousands)
Adjusted EBITDA Data:
Net Income	$26,235	$25,013	4.9%	$1,222
Interest income, net	(2,786)	(1,781)	56.4%	(1,005)
Income tax expense	3,771	2,153	75.2%	1,618
Depreciation and amortization	5,466	3,017	81.2%	2,449
Stock based compensation	5,621	9,817	(42.7%)	(4,196)
Unrealized loss on short-term investments	1,406	1,082	29.9%	324
Adjusted EBITDA	$39,713	$39,301	1.0%	$412

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
Free Cash Flow
The following table reconciles net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Three Months Ended March 31,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(in thousands)
Free Cash Flow Data:
Net cash (used in) provided by operating activities	$(29,538)	$5,282	(659.2%)	$(34,820)
Purchases of property and equipment	(22,201)	(16,726)	32.7%	(5,475)
Purchase of long-term investments	(361)	—	(100.0%)	(361)
Free cash flow	$(52,100)	$(11,444)	355.3%	$(40,656)
The reduction in free cash flow for the three months ended March 31, 2026 as compared to the same period in 2025 reflected the factors driving net cash used in operating activities, an increase of purchases of property and equipment, and long-term investment. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.
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

	Three Months Ended March 31,
	2026			2025
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$231,263	$-	$231,263	$172,347	$-	$172,347
Cost of revenue	(124,025)	(348)	(123,677)	(89,797)	(529)	(89,268)
Gross profit	107,238	(348)	107,586	82,550	(529)	83,079
Operating expenses:
Sales and marketing	(20,688)	(1,492)	(19,196)	(16,343)	(2,157)	(14,186)
Research and development	(36,549)	(1,842)	(34,707)	(27,503)	(2,775)	(24,728)
General and administrative	(13,824)	(1,939)	(11,885)	(12,927)	(4,356)	(8,571)
Income (loss) from operations	$36,177	$(5,621)	$41,798	$25,777	$(9,817)	$35,594

Adjusted operating income for the three months ended March 31, 2026, as compared with the three months ended March 31, 2025, increased by $6.2 million due to a $10.4 million increase in income from operations and a $4.2 million decrease in stock-based compensation expense.
Item 3.    Quantitative and Qualitative Disclosures About Market Risks
Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report. There have been no material changes in the first three months of 2026 to our market risks or to our management of such risks.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes to the risk factors discussed in Item 1A. “Risk Factors” of Part I in our 2025 Annual Report. In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On March 5, 2026, Sotheara Cheav, an executive officer, adopted a Rule 10b5-1 trading arrangement (the "Cheav Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Cheav Plan allows for the contemporaneous exercise of options and sale of up to 18,750 shares of Class A Common Stock, at specific market prices, commencing on June 4, 2026, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) June 1, 2027, or (iii) such date that the Cheav Plan is otherwise terminated according to its terms, whichever comes first.

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

ACM RESEARCH, INC.
Date: May 8, 2026	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)