Form 10-Q
period 2026-06-30
ACM Research, Inc.
filed 2026-08-07
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	64,657,388 shares outstanding as of August 4, 2026
Class B Common Stock, $0.0001 par value	4,991,808 shares outstanding as of August 4, 2026

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

The information included under the heading “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this report contains statistical data and estimates, including forecasts, that are based on information provided by Frost & Sullivan (as defined below) in "Global and China Semiconductor Equipment Market Research, June 2026."
Frost & Sullivan is a trademark of Frost & Sullivan, Inc. and its affiliates (“Frost & Sullivan”).
The Frost & Sullivan content described herein (the "Frost & Sullivan Content"), represents research opinions or viewpoints published, as part of a syndicated subscription service, by Frost & Sullivan, and are not representations of fact. Frost & Sullivan speaks as of its original publication date (not as of the date of this report) and the opinions expressed in the Frost & Sullivan Content are subject to change without notice.
While we are not aware of any misstatements in the Frost & Sullivan Content, estimates, and in particular forecasts, involve numerous assumptions and are subject to risks and uncertainties, as well as change based on various factors, that could cause results to differ materially from those expressed in the data presented below.
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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (note 2)	$969,229	$757,373
Restricted cash	21,358	8,589
Short-term time deposits (note 2)	365,055	366,591
Short-term investments (note 11)	105,091	35,524
Account receivables, net (note 4)	538,389	504,250
Other receivables	66,820	48,655
Inventories, net (note 5)	783,119	702,631
Advances to related parties (note 12)	163	2,500
Prepaid expenses and other current assets	25,554	10,567
Total current assets	2,874,778	2,436,680
Property, plant and equipment, net (note 6)	384,593	314,830
Operating lease right-of-use assets, net	16,634	17,925
Intangible assets, net	2,516	2,847
Deferred tax assets (note 15)	25,904	29,389
Long-term investments (note 10)	89,249	66,035
Other long-term assets	5,564	4,479
Total assets	$3,399,238	$2,872,185
Liabilities and Equity
Current liabilities:
Short-term borrowings (note 7)	$107,218	$74,041
Current portion of long-term borrowings (note 9)	40,787	35,082
Related parties accounts payable (note 12)	29,799	32,060
Accounts payable	220,601	215,440
Advances from customers (note 3)	165,566	187,809
Deferred revenue (note 3)	15,908	17,388
Income taxes payable (note 15)	3,626	991
FIN-48 payable (note 15)	28,908	27,719
Other payables and accrued expenses (note 8)	168,944	150,396
Current portion of operating lease liabilities	4,907	4,786
Total current liabilities	786,264	745,712
Long-term borrowings (note 9)	192,904	178,930
Long-term operating lease liabilities	3,503	5,069
Other long-term liabilities	11,444	11,965
Total liabilities	994,115	941,676
Commitments and contingencies (note 16)
Equity:
Stockholders’ equity:
Class A Common stock (note 13)	6	6
Class B Common stock (note 13)	1	1
Additional paid-in capital	1,361,841	1,115,504
Retained earnings	456,719	350,428
Statutory surplus reserve (note 18)	34,164	34,164
Accumulated other comprehensive income (loss)	7,423	(35,740)
Total ACM Research, Inc. stockholders’ equity	1,860,154	1,464,363
Non-controlling interests	544,969	466,146
Total equity	2,405,123	1,930,509
Total liabilities and equity	$3,399,238	$2,872,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue (note 3)	$292,919	$215,372	$524,182	$387,719
Cost of revenue, including cost of revenue from related parties of $19,569 and $32,052 for the three and six months ended June 30, 2026, respectively and $16,518 and $25,917 for the three and six months ended June 30, 2025 respectively.	158,301	110,911	282,326	200,708
Gross profit	134,618	104,461	241,856	187,011
Operating expenses:
Sales and marketing	23,778	22,102	44,466	38,445
Research and development	42,254	33,817	78,803	61,320
General and administrative	18,843	16,848	32,667	29,775
Total operating expenses	84,875	72,767	155,936	129,540
Income from operations	49,743	31,694	85,920	57,471
Interest income	7,142	4,013	11,861	7,352
Interest expense	(2,059)	(1,757)	(3,992)	(3,315)
Realized gain on short-term investments (note 11)	—	54	—	54
Unrealized gain on short-term investments (note 11)	69,592	2,730	68,186	1,648
Other expense, net	(9,793)	(346)	(19,093)	(608)
Income from equity method investments	21,097	1,773	22,846	2,725
Income before income taxes	135,722	38,161	165,728	65,327
Income tax expense (note 15)	(13,472)	(1,891)	(17,243)	(4,044)
Net income	122,250	36,270	148,485	61,283
Less: Net income attributable to non-controlling interests	33,266	6,510	42,194	11,143
Net income attributable to ACM Research, Inc.	$88,984	$29,760	$106,291	$50,140

Comprehensive income:
Net income	$122,250	$36,270	$148,485	$61,283
Foreign currency translation adjustment, net of tax of nil	30,141	3,905	57,938	5,655
Unrealized gain on available-for-sale investments, net of tax	675	—	675	—
Comprehensive income	153,066	40,175	207,098	66,938
Less: Comprehensive income attributable to non-controlling interests	41,477	7,250	57,644	12,207
Comprehensive income attributable to ACM Research, Inc.	$111,589	$32,925	$149,454	$54,731
Net income attributable to ACM Research, Inc. per share of common stock (note 2):
Basic	$1.31	$0.47	$1.59	$0.79
Diluted	$1.23	$0.44	$1.49	$0.74
Weighted average shares of common stock outstanding used in computing per share amounts (note 2):
Basic	67,890,917	63,968,763	66,853,350	63,620,235
Diluted	71,838,908	67,464,856	70,678,872	67,138,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2026 and 2025
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	61,223,064	$6	4,991,808	$1	$1,194,786	$367,735	$34,164	$(15,182)	$501,962	$2,083,472
Net income	—	—	—	—	—	88,984	—	—	33,266	122,250
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	493	182	675
Proceeds from issuance of ACM Research shares, net of issuance costs	2,884,615	—	—	—	148,389	—	—	—	—	148,389
Foreign currency translation adjustment	—	—	—	—	—	—	—	22,112	8,029	30,141
Exercise of stock options	543,686	—	—	—	13,328	—	—	—	12,053	25,381
Stock-based compensation	—	—	—	—	5,338	—	—	—	1,245	6,583
ACM Shanghai dividend	—	—	—	—	—	—	—	—	(11,768)	(11,768)
Balance at June 30, 2026	64,651,365	$6	4,991,808	$1	$1,361,841	$456,719	$34,164	$7,423	$544,969	$2,405,123

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings		Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	58,832,925	$6	5,021,811	$1	$700,191	$280,380		$30,514	$(61,946)	$206,207	$1,155,353
Net income	—	—	—	—	—	29,760		—	—	6,510	36,270
Repurchase of shares held by ACM Shanghai	—	—	—	—	(4,759)	—	—	—	—	(2,229)	(6,988)
Foreign currency translation adjustment	—	—	—	—	—	—		—	3,165	740	3,905
Exercise of stock options	264,046	—	—	—	853	—		—	—	—	853
Stock-based compensation	—	—	—	—	8,285	—		—	—	1,485	9,770
Capital contribution by non-controlling shareholder	—	—	—	—	—	—		—	—	104	104
ACM Shanghai dividend	—	—	—	—	—	—		—	—	(7,578)	(7,578)
Balance at June 30, 2025	59,096,971	$6	5,021,811	$1	$704,570	$310,140		$30,514	$(58,781)	$205,239	$1,191,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2026 and 2025
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	60,590,017	$6	5,021,811	$1	1,115,504	350,428	34,164	(35,740)	466,146	1,930,509
Net income	—	—	—	—	—	106,291	—	—	42,194	148,485
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	493	182	675
Proceeds from issuance of ACM Research shares, net of issuance costs	2,884,615	—	—	—	148,389	—	—	—	—	148,389
Foreign currency translation adjustment	—	—	—	—	—	—	—	42,670	15,268	57,938
Exercise of stock options	1,146,730	—	—	—	18,725	—	—	—	12,053	30,778
Stock-based compensation	—	—	—	—	10,016	—	—	—	2,188	12,204
Sale of ACM Shanghai shares, net of tax (note 1)	—	—	—	—	69,207	—	—	—	18,706	87,913
Conversion of Class B common stock to Class A common stock	30,003	—	(30,003)	—	—	—	—	—	—	—
ACM Shanghai dividend	—	—	—	—	—	—	—	—	(11,768)	(11,768)
Balance at June 30, 2026	64,651,365	$6	4,991,808	$1	$1,361,841	$456,719	$34,164	$7,423	$544,969	$2,405,123

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	57,938,885	$6	5,021,811	$1	$677,476	$260,000	$30,514	$(63,372)	$191,281	$1,095,906
Net income	—	—	—	—	—	50,140	—	—	11,143	61,283
Repurchase of shares held by ACM Shanghai	—	—	—	—	(4,759)	—	—	—	(2,229)	(6,988)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,591	1,064	5,655
Exercise of stock options	1,158,086	—	—	—	15,266	—	—	—	8,316	23,582
Stock-based compensation	—	—	—	—	16,587	—	—	—	3,000	19,587
Capital contribution by non-controlling shareholder	—	—	—	—	—	—	—	—	242	242
ACM Shanghai dividend	—	—	—	—	—	—	—	—	(7,578)	(7,578)
Balance at June 30, 2025	59,096,971	$6	5,021,811	$1	$704,570	$310,140	$30,514	$(58,781)	$205,239	$1,191,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$148,485	$61,283
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating lease cost	2,384	2,081
Depreciation and amortization	11,766	6,356
Income from equity method investments	(22,846)	(2,725)
Unrealized gain on short-term investments	(68,186)	(1,648)
Inventory provision	12,019	5,625
Provision for credit losses	3,710	1,435
Deferred income taxes	4,186	(7,451)
Stock-based compensation	12,204	19,587
Dividends from unconsolidated affiliates	2,821	—
Others	—	1,086
Net changes in operating assets and liabilities:
Accounts receivable	(4,369)	(44,508)
Other receivables	(8,862)	(848)
Inventories	(69,882)	(52,946)
Advances to related parties	2,337	342
Prepaid expenses and other current assets	(12,035)	(6,433)
Other long-term assets	(1,143)	—
Related parties accounts payable	(2,261)	3,694
Accounts payable	(10,730)	7,743
Advances from customers	(25,915)	(24,357)
Deferred revenue	(1,480)	5,123
Income taxes payable	(19,849)	(12,585)
FIN-48 payable	1,189	1,908
Other payables and accrued expenses	13,619	336
Operating lease liabilities	(2,537)	(2,027)
Other long-term liabilities	(521)	(690)
Net cash used in operating activities	(35,896)	(39,619)

Cash flows from investing activities:
Purchases of property and equipment	(87,311)	(31,458)
Purchase of intangible assets	(476)	(784)
Purchase of time deposits	(25,000)	(27,000)
Proceeds from redemption and maturity of time deposits	38,005	27,261
Proceeds from sale of short-term investments	—	686
Purchase of long-term investments	(4,698)	—
Net cash used in investing activities	(79,480)	(31,295)
Cash flows from financing activities:
Proceeds from short-term borrowings	91,906	45,073
Repayments of short-term borrowings	(61,380)	(25,175)
Proceeds from long-term borrowings	75,525	89,485
Repayments of long-term borrowings	(62,863)	(15,246)
Capital contribution by non-controlling shareholder	—	242
Proceeds from exercise of stock options	30,778	23,582
Gross proceeds from sales of ACM Shanghai shares	110,243	—
Repurchase of ACM Shanghai shares	—	(6,988)
Proceeds from issuance of ACM Research shares, net of issuance costs	148,389	—
Net cash provided by financing activities	332,598	110,973

Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,403	1,517
Net increase in cash, cash equivalents and restricted cash	224,625	41,576
Cash, cash equivalents and restricted cash at beginning of period	765,962	411,310
Cash, cash equivalents and restricted cash at end of period	$990,587	$452,886

Supplemental disclosure of cash flow information:
Interest paid	$3,992	$3,315
Cash paid for income taxes	30,541	23,399
Reconciliation of cash, cash equivalents and restricted cash in consolidated statements of cash flows:
Cash and cash equivalents	$969,229	$442,088
Restricted cash	21,358	10,798
Cash, cash equivalents and restricted cash	$990,587	$452,886

Non-cash investing activities:
Transfer of prepayment for property to property, plant, and equipment	125	21
Transfer from other non-current assets to long term investment	—	16,737
Transfer from inventories to property, plant and equipment	—	589
Purchases of property, plant and equipment through other payables and accrued expenses	10,529	24,055
Non-cash financing activities:
Cashless exercise of stock options	$—	$179
Deferred offering costs included in prepaid expenses and other current assets	2,403	$—

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
The Company has direct or indirect interests in the following subsidiaries:

			Effective interest held as at
Subsidiaries	Place and date of incorporation	Principal Activities	June 30, 2026	December 31, 2025
ACM Research (Shanghai), Inc. ("ACM Shanghai")	Mainland China, May 2005	Principal operating subsidiary	73.2%	74.6%
ACM Research (Wuxi), Inc. ("ACM Wuxi")	Mainland China, July 2011	Sales and services	73.2%	74.6%
CleanChip Technologies Limited ("CleanChip")	Hong Kong, June 2017	Trading partner between ACM Shanghai and its customers	73.2%	74.6%
ACM Research Korea CO., LTD. ("ACM Korea")	Republic of Korea ("South Korea), December 2017	Sales, marketing, R&D, production	73.2%	74.6%
ACM Research ( Lingang), Inc. ("ACM Lingang")	Mainland China, March 2019	Management of production activities	73.2%	74.6%
ACM Research (CA), Inc. ("ACM California")	USA, April 2019	Procurement for ACM Shanghai	73.2%	74.6%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	Administrative function (inactive)	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd. ("ACM Singapore")	Singapore, August 2021	Sales, marketing, business development	100.0%	100.0%
ACM Research (Beijing), Inc. ("ACM Beijing")	Mainland China, February 2022	Sales and services	73.2%	74.6%
Hanguk ACM CO., LTD	South Korea, March 2022	Sales, services, business development	100.0%	100.0%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	73.2%	74.6%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	53.6%	54.5%
ACM Research (Chengdu), Inc. ("ACM Chengdu")	Mainland China, December 2024	Sales and services	73.2%	74.6%
Shengyi Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, December 2024	Business development	62.2%	63.4%

On February 6, 2026, ACM completed the sale of approximately 4.8 million shares of ACM Shanghai at a price of RMB160.00 per share (approximately $23.05 per share based on the exchange rate in effect on the date of the sale), generating approximately $110.2 million in gross proceeds and approximately $86.0 million net of taxes. On May 12, 2026, ACM Shanghai's employees exercised 2,431,900 options for shares of ACM Shanghai. Following the transactions, ACM’s ownership percentage in ACM Shanghai decreased from 73.6% as of March 31, 2026 to 73.2% as of June 30,

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
2026. On May 15, 2026, ACM completed the sale of approximately 2.9 million of its shares to certain investors at a price of $52.00 per share, generating approximately $148.4 million of proceeds, net of issuance costs.
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
The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The condensed consolidated balance sheet as of June 30, 2026 and the condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any future period.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported revenues and expenses during the reported period in the condensed consolidated financial statements and accompanying notes. The Company’s significant accounting estimates and assumptions include, but are not limited to, those used for revenue recognition and deferred revenue, stock-based compensation arrangements, uncertain tax positions, warranty liabilities, allowance for credit losses, and inventory provision.
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

The following table presents cash and cash equivalents, according to jurisdiction as of June 30, 2026 and December 31, 2025:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	June 30, 2026	December 31, 2025
United States	$314,256	$107,184
Mainland China	223,718	228,777
China Hong Kong	427,310	421,104
South Korea	2,674	241
Singapore	1,271	67
Total	$969,229	$757,373
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

ACM California periodically procures goods and services on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the three months ended June 30, 2026 and 2025, cash payments from ACM Shanghai to ACM California for the procurement of goods and services was $191 and $3,509, respectively. For the six months ended June 30, 2026 and 2025, cash payments from ACM Shanghai to ACM California for the procurement of goods and services was $3,449 and $6,183, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.

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

For the six months ended June 30, 2026 and 2025, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
Time Deposits

Time deposits are denominated in Chinese Renminbi (“RMB”) and U.S. dollars and deposited with banks in mainland China with fixed terms and interest rates and cannot be withdrawn before maturity. These deposits are presented as short-

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
term deposits in the condensed consolidated financial statements based on their expected time of collection. They are also subject to the risk control regulatory standards described above upon maturity.

Time deposits held as of June 30, 2026 had interest rates of 1.2% to 3.91% and mature between November 2026 and June 2027.
Restricted Cash
All of the Company's restricted cash was held by financial institutions located in Mainland China, Hong Kong and South Korea, and mainly represents cash secured to guarantee delivery of tools.

Financial Instruments

The Company periodically invests in equity and debt securities, and maintains an investment portfolio of various holdings, types, and maturities. For equity investments that do not have a readily determinable fair value, the Company classifies them as long-term investments, and records them using either: 1) the measurement alternative which measures the equity investments at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes; or 2) the equity method whereby the Company recognizes its proportional share of the income or loss from the equity method investment. For equity investments that have a readily determinable fair value, the Company classifies them as short-term investments, and records them at fair market value on a recurring basis based upon quoted market prices. Realized and unrealized gains resulting from application of the measurement alternative, the impact of the application of the equity method to the Company’s equity investments, and recognition of changes in fair market value, as applicable, are recorded in non-operating income or loss in the condensed consolidated statements of comprehensive income.

The Company’s investments in debt securities have been classified as available-for-sale securities. The Company classifies its debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains on debt securities classified as available-for-sale are recognized in accumulated other comprehensive income in the condensed consolidated balance sheets.
Fair Value Measurement

The Company’s fair value measurements and hierarchy are consistent with those disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025.

The Company’s financial instruments primarily include its cash, cash equivalents, restricted cash, short-term and long-term deposits, short-term and long-term investments, other receivables, accounts receivable, accounts payable, and short-term and long-term borrowings. The estimated fair value of cash and cash equivalents, restricted cash, short-term time deposits, accounts receivable, other receivables, accounts payable, and short-term borrowings approximate their respective carrying value due to the short period of time to their maturities.

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

Assets measured at fair value on a recurring basis:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2026:
Assets
Cash equivalents	$285,303	$—	$—	$285,303
Short-term investments	105,091	—	—	105,091
Available-for-sale debt securities	—	—	10,684	10,684
	$390,394	$—	$10,684	$401,078

As of December 31, 2025:
Assets
Cash equivalents	$84,627	$—	$—	$84,627
Short-term investments	35,524	—	—	35,524
Available-for-sale debt securities	—	—	9,703	9,703
	$120,151	$—	$9,703	$129,854

Refer to note 9 for fair value information related to the Company’s outstanding long-term borrowings as of June 30, 2026 and December 31, 2025. The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$122,250	$36,270	$148,485	$61,283
Less: Net income attributable to non-controlling interests	33,266	6,510	42,194	11,143
Net income available to common stockholders, basic	88,984	29,760	106,291	50,140
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	820	252	873	542
Net income available to common stockholders, diluted	$88,164	$29,508	$105,418	$49,598

Weighted average shares outstanding, basic	67,890,917	63,968,763	66,853,350	63,620,235
Effect of dilutive securities	3,947,991	3,496,093	3,825,522	3,518,103
Weighted average shares outstanding, diluted	71,838,908	67,464,856	70,678,872	67,138,338

Net income per share of common stock:
Basic	$1.31	$0.47	$1.59	$0.79
Diluted	$1.23	$0.44	$1.49	$0.74

ACM Research is authorized to issue Class A and Class B common stock. The two classes of common stock are substantially identical in all material respects, except for voting rights. The net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of comprehensive income and in the above computation of net income per share of common stock. ACM did not have any participating securities outstanding during the three and six months ended June 30, 2026 and 2025.

Diluted net income per share of common stock reflects the potential dilution from securities, such as stock options that could share in ACM Research’s earnings. Certain potentially dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were stock options exercisable into shares of the Company’s common stock of 35,086 and 58,456 for the three and six months ended June 30, 2026, respectively and 1,338,186 and 1,321,311 for the three and six months ended June 30, 2025, respectively.

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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
•Revenue concentration. For the three months ended June 30, 2026 and 2025, three customers accounted for 43.5% and four customers accounted for 66.5% of revenue, respectively. For the six months ended June 30, 2026 and 2025, one customer accounted for 12.7% and three customers accounted for 49.9% of revenue, respectively.
•Accounts receivable concentration. As of June 30, 2026 and December 31, 2025, four customers accounted for 52.4% and four customers accounted for 62.2%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.
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

In December 2025, the FASB issued ASU 2025-10 – Government Grants which establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20 – Accounting for Government Grants and Disclosure of Government Assistance. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual periods. This ASU may be applied prospectively or retrospectively to any or all periods presented and early adoption of this ASU is permitted. The Company is currently evaluating the provisions of this ASU.
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following table presents disaggregated revenue information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$132,978	$154,961	$255,460	$284,530
ECP (front-end and packaging), Furnace and Other Technologies	128,546	48,016	212,785	75,646
Advanced Packaging (excluding ECP), Services & Spares	31,395	12,395	55,937	27,543
Total revenue by product category	$292,919	$215,372	$524,182	$387,719

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
During the three and six month periods ended June 30, 2026 and 2025, substantially all revenue was derived from customers in mainland China, and therefore no geographical segment information is presented.

Below are the contract liabilities balances as of:

	June 30, 2026	December 31, 2025
Advances from customers	$165,566	$187,809
Deferred revenue	15,908	17,388
Total contract liabilities	$181,474	$205,197
Below are revenues recognized from amounts included in contract liabilities at the beginning of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized from amounts included in contract liabilities at the beginning of the periods	$55,672	$58,122	$141,750	$120,241
NOTE 4 – ACCOUNTS RECEIVABLE, NET

At June 30, 2026 and December 31, 2025, accounts receivable consisted of the following:

	June 30, 2026	December 31, 2025
Accounts receivable	$574,944	$537,095
Less: Allowance for credit losses	(36,555)	(32,845)
Total accounts receivable, net	$538,389	$504,250

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
The movement of the allowance for credit losses for the six months ended June 30, 2026 and 2025 was as follows:

	June 30, 2026	June 30, 2025
Allowance for credit losses at beginning of the year	$(32,845)	$(18,347)
Provision for credit losses	(3,710)	(1,435)
Allowance for credit losses at the end of the period	$(36,555)	$(19,782)

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 5 – INVENTORIES, NET

At June 30, 2026, and December 31, 2025, inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$406,136	$349,663
Work-in-process	89,034	61,415
Finished goods	287,949	291,553
Total inventories, net	$783,119	$702,631

At June 30, 2026 and December 31, 2025, the value of finished goods inventory at customers' physical locations for which customers were contractually obligated to take ownership upon acceptance totaled $105,812 and $145,506, respectively.
During the three months ended June 30, 2026 and 2025, the provisions for inventory recognized in cost of revenues were $6,907 and $1,102, respectively. During the six months ended June 30, 2026 and 2025, the provisions for inventory recognized in cost of revenues were $12,019 and $5,625, respectively.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At June 30, 2026 and December 31, 2025, property, plant and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Buildings and plants	$279,947	$229,731
Land	2,099	2,099
Manufacturing equipment	87,197	70,680
Office equipment	9,758	9,339
Transportation equipment	759	693
Leasehold improvement	14,226	12,656
Construction in progress	40,751	28,396
Total cost	434,737	353,594
Less: Accumulated depreciation	(50,144)	(38,764)
Total property, plant and equipment, net	$384,593	$314,830
Depreciation expense for the three months ended June 30, 2026 and 2025 was $6,219 and $3,517, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $11,380 and $5,904, respectively.
On June 5, 2026, the Company purchased a facility consisting of 3,196 square meters of general-purpose office space located in Shanghai Pudong New Area for RMB 312,699 ($45,904). To partially finance the purchase, the Company entered into a loan agreement with the Bank of China for RMB 231,518 ($33,987) at a 2.65% interest rate, with a repayment term of 120 months. The facility was subsequently pledged as security for a loan from the Bank of China in July 2026 (note 9).

At June 30, 2026, building and plants included $36,663 for the Lingang housing property, which are pledged as a security for loans from the China Merchants Bank (note 9).

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 7 – SHORT-TERM BORROWINGS

Short-term borrowings as of June 30, 2026 and December 31, 2025 amounted to $107,218 and $74,041, respectively, which consisted of RMB denominated borrowings made by the Company’s subsidiaries from financial institutions in mainland China and were repayable within one year.

As of June 30, 2026 and December 31, 2025, the weighted average interest rates for the outstanding borrowings were 2.1% and 2.5%, respectively.
NOTE 8 – OTHER PAYABLES AND ACCRUED EXPENSES

At June 30, 2026 and December 31, 2025, other payables and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accrued commissions	$30,393	$26,931
Accrued warranty	22,938	19,104
Accrued payroll	21,733	24,830
Accrued machine sales fees	18,431	13,341
Accrued Lingang construction fees	9,680	24,258
Accrued payroll taxes	30,024	19,552
Payable for investments	1,028	4,838
ACM Shanghai dividend payable	11,768	—
Others	22,949	17,542
Total	$168,944	$150,396
Warranties
The Company provides standard warranties on its products. The liability amount is based on actual historical warranty spending activity by type of product, customer, and geographic region, modified for any known differences such as the impact of product reliability improvements.
Changes in the Company’s accrued warranty were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$19,299	$13,242	$19,104	$12,710
Additions	4,414	3,172	7,728	5,706
Utilized	(775)	(2,870)	(3,894)	(4,872)
Balance at end of period	$22,938	$13,544	$22,938	$13,544

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 9 – LONG-TERM BORROWINGS

At June 30, 2026 and December 31, 2025, long-term borrowings consisted of loan facilities from the following financial institutions:

`	June 30,	December 31,
	2026	2025
China Merchants Bank	$26,881	$9,915
Agricultural Bank of China	42,598	42,007
Bank of China	69,117	34,247
China CITIC Bank	—	28,460
China Everbright Bank	26,654	56,807
Industrial and Commercial Bank of China	68,441	42,576
Total borrowings	233,691	214,012
Less: Current portion	(40,787)	(35,082)
Total long-term borrowings, net of current portion	$192,904	$178,930

China Merchants Bank

In January 2026, ACM Shanghai entered into a long-term loan facility, of $17,616 from China Merchants Bank. Principal repayments shall be made in six installments beginning July 2026, with final maturity in January 2029. The loan bears interest at an annual rate of 2.38%.

Bank of China

In May 2026, ACM Shanghai entered into a long-term loan facility of $33,987 from Bank of China for the purchase of new office located in Shanghai’s Pudong New Area (note 6). The loan will be paid in 120 monthly installments. The loan bears interest at an annual rate of 2.65%.

In 2025, ACM Shanghai secured a long-term loan with the Bank of China for ACM Shanghai’s project expenditures. The facility requires ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.

Industrial and Commercial Bank of China

In March 2026, ACM Shanghai entered into a long-term loan facility of $24,583. Principal repayments shall be made in six installments beginning September 2026, with final maturity in March 2029. The loan bears interest at an annual rate of 2.29%.

Additional long-term borrowings information

As of June 30, 2026 and December 31, 2025, the total carrying amount of long-term loans was $233,691 and $214,012, compared with an estimated fair value of $212,688 and $202,706, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement).

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Scheduled principal payments for the outstanding long-term loans, including the current portion, as of June 30, 2026 are as follows:

Year ending December 31,
Remainder of 2026	$3,469
2027	108,267
2028	16,662
2029	46,968
2030 and thereafter	58,325
$233,691

NOTE 10 – LONG-TERM INVESTMENTS

The Company’s long-term investment balance primarily consisted of the following:

Equity investee:	June 30, 2026	December 31, 2025
Ninebell	$51,467	$31,310
Wooil	949	893
Shengyi	6,203	4,411
Hefei Shixi	4,375	5,335
Company A	4,404	4,269
Subtotal	67,398	46,218
Equity investments without readily determinable fair value using the measurement alternative	11,167	10,114
Available for sale debt securities	10,684	9,703
Total long-term investments	$89,249	$66,035

Available-for-sale debt investments

The available-for-sale debt investments are investments in preferred shares that are redeemable at the Company’s option with no contractual maturity date, which are measured at fair value.

The following table summarizes the amortized cost and estimated fair value of the Company’s available-for-sale debt investments at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Amortized Cost	$7,499	$7,269
Estimated fair value	10,684	9,703

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 11 – SHORT-TERM INVESTMENTS
At June 30, 2026 and December 31, 2025, the components of short-term investments were as follows:

	June 30, 2026	December 31, 2025
Short-term investments listed in Shanghai Stock Exchange
Cost	$17,616	$17,076
Market value	105,091	35,524
For the three and six months ended June 30, 2026 and 2025, the net gains recognized on equity securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gain recognized on short-term investments held at June 30	$69,592	$2,730	$68,186	$1,648
Realized gain on short-term investments	—	54	—	54
Total gain recognized on short-term investments	$69,592	$2,784	$68,186	$1,702

NOTE 12 – RELATED PARTY BALANCES AND TRANSACTIONS

Advances to related parties	June 30, 2026	December 31, 2025
Ninebell	$163	$163
Shengyi	—	2,337
Total	$163	$2,500

Accounts payable	June 30, 2026	December 31, 2025
Ninebell	$15,938	$20,353
Shengyi	13,861	11,707
Total	$29,799	$32,060

	Three Months Ended June 30,		Six Months Ended June 30,
Purchases of materials	2026	2025	2026	2025
Ninebell	$21,071	$18,201	$37,772	$27,013
Shengyi	3,897	4,082	7,339	5,986
Total	$24,968	$22,283	$45,111	$32,999

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service fee charged by
Shengyi	$266	$1,626	$316	$1,899

Rental fee charged to
Ninebell	$47	$—	$47	$—
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
At June 30, 2026 and December 31, 2025, the number of shares of Class A common stock issued and outstanding was 64,651,365 and 60,590,017, respectively.
At June 30, 2026 and December 31, 2025, the number of shares of Class B common stock issued and outstanding was 4,991,808 and 5,021,811, respectively.
NOTE 14 – STOCK-BASED COMPENSATION

During the six months ended June 30, 2026, the Company issued option grants for 57,800 shares and restricted stock unit ("RSU") grants of 6,208 shares to employees under its 2016 Omnibus Incentive Plan. The share-based awards are accounted for as equity awards, are subject only to service vesting conditions, and vest over a period of 4 years for employees. The Company did not grant any non-employee stock options during the three and six months ended June 30, 2026 under the 2016 Omnibus Incentive Plan.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Fair value of share of common stock (1)	$48.31-$64.75	$24.33-$29.18
Expected term in years (2)	6.25	5.50-6.25
Volatility (3)	84.24%-84.46%	83.14%-83.28%
Risk-free interest rate (4)	3.92%-4.28%	4.18%-4.25%
Expected dividend (5)	—%	—%
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

No options were granted under ACM Shanghai 2023 Option Plan during the three and six months ended June 30, 2026.

Total Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense included in the condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense:
Cost of revenue	$177	$356	$525	$885
Sales and marketing expense	1,330	2,096	2,822	4,253
Research and development expense	1,532	2,580	3,374	5,355
General and administrative expense	3,544	4,738	5,483	9,094
Total stock-based compensation expense	$6,583	$9,770	$12,204	$19,587

NOTE 15 – INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total income tax expense	$(13,472)	$(1,891)	$(17,243)	$(4,044)

The Company’s effective tax rate differs from the statutory rates of 21% for U.S. federal income tax purposes and 25% for Chinese income tax purposes primarily due to the effects of the valuation allowance and certain permanent book-tax differences, including stock-based compensation, Subpart F income, net CFC tested income (NCTI) inclusions, and the R&D super deduction. As a result, the Company recorded income tax expense of $17,243 and $4,044 for the six months ended June 30, 2026 and 2025, respectively. The increase in the Company's effective tax rate for the six months ended June 30, 2026 compared with the corresponding period in 2025 was primarily attributable to a higher estimated annual effective tax rate resulting from changes in the mix of earnings by jurisdiction and the relative impact of valuation allowances and permanent tax adjustments, partially offset by favorable discrete tax items recognized during 2026.

Under the changes to Section 174 enacted by the Tax Cuts and Jobs Act of 2017, which became effective on January 1, 2022, the Company is required to capitalize, and subsequently amortize R&D expenses over fifteen years for research activities conducted outside of the U.S. The capitalization of foreign R&D expenses results in an increase in the Company’s global intangible low-taxed income (“GILTI”) inclusion. The enactment of the One Big Beautiful Bill Act (“OBBBA”), signed into law in July 2025, repealed the mandatory capitalization requirement for domestic R&D expenses for tax years beginning after December 31, 2025. However, the capitalization requirement for research activities conducted outside of the U.S remains unchanged.

The Company had total unrecognized tax benefits of $20,905 as of June 30, 2026 and December 31, 2025. If recognized, the net impact on the Company’s effective tax rate would be approximately $20,770. The Company does not expect any significant changes in its unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax provisions as a component of income tax expense. For the six months ended June 30, 2026 and 2025, the Company recognized $905 and $807, respectively, of interest and penalties.

Pursuant to the Corporate Income Tax Law of mainland China, all of the Company’s mainland China subsidiaries are generally subject to mainland China Corporate Income Taxes at a statutory rate of 25%, except for ACM Shanghai and ACM Lingang, which qualify for preferential tax treatments. According to Guoshuihan 2009 No. 203, an entity certified as

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
an “advanced and new technology enterprise” is entitled to a preferential income tax rate of 15%. ACM Shanghai has been certified as an “advanced and new technology enterprise” in 2012 and subsequently renewed its certification in 2016, 2018, 2021, and 2024. The current certification remains effective through December 31, 2026. ACM Lingang is eligible for preferential tax incentives that provide for an exemption from income tax during its first two profitable years following the utilization of net operating loss carryforwards, followed by a reduced tax rate equal to 50% of the statutory tax rate for the subsequent three years.
NOTE 16 – COMMITMENTS AND CONTINGENCIES
As of June 30, 2026, the Company had $780 of open capital commitments to construction contracts.
Covenants in ACM Lingang’s Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects), as amended, with the China (Shanghai) Pilot Free Trade Zone Lingang Special Area Administration require, among other things, that ACM Lingang pay liquidated damages in the event that, by December 12, 2029, the Company does not (i) generate a minimum specified amount of annual sales of products manufactured on the granted land or (ii) pay to mainland China at least 80% of RMB157.60 million ($22.8 million) in annual total taxes (including value-added taxes, corporate income tax, personal income taxes, urban maintenance and construction taxes, education surcharges, stamp taxes, and vehicle and shipping taxes) as a result of operations in connection with the granted land.
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

The Company’s management has evaluated all proceedings and claims that existed as of June 30, 2026. In the opinion of management, no additional provision for liability nor disclosure was required as of June 30, 2026 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
As of June 30, 2026, the Company had no material outstanding legal proceedings.
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

Significant expenses within income from operations, as well as within net income, include consolidated cost of revenue, sales and marketing, research and development, and general and administrative, and which are each separately presented on the Company’s condensed consolidated statements of comprehensive income. Other segment items within net income include interest income, interest expense, income from equity method investments and other expense, net, which are each

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
separately presented on the Company’s condensed consolidated statements of comprehensive income. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total assets.

Revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment, and right-of-use assets are attributed to the geographic location in which they are located.

Long-lived assets by geographic region were as follows:

	June 30, 2026	December 31, 2025
Long-lived assets by geography:
Mainland China	$389,842	$321,748
South Korea	6,783	8,868
United States	12,682	9,465
Total	$409,307	$340,081
NOTE 18 – STATUTORY SURPLUS RESERVE
In accordance with mainland China’s Foreign Enterprise Law, ACM Shanghai, ACM Lingang, and ACM Wuxi are required to make appropriation to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income in accordance with generally accepted accounting principles of mainland China (“mainland China GAAP”).
Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with mainland China GAAP until the reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds was $34,164 as of both June 30, 2026 and December 31, 2025, and is presented as statutory surplus reserve on the Company’s condensed consolidated balance sheets.

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

ACM Research is not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 73.2% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other mainland China central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Select Market. This determination was based on the facts aforementioned and mainland China Company Law, mainland China Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in mainland China currently in effect. However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research. See “Item IA. Risk Factors—Risks Related to International Aspects of Our Business—If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless” in our 2025 Annual Report.

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

On May 12, 2026, ACM Shanghai's employees exercised 2,431,900 options for shares of ACM Shanghai stock. Following this transactions, ACM’s ownership percentage in ACM Shanghai decreased from 73.6% as of March 31, 2025 to 73.2% as of June 30, 2026.
The following chart depicts our corporate organization as of June 30, 2026:
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

On November 15, 2024, the U.S. Department of the Treasury published a final rule implementing a framework for the regulation of outbound foreign investment from the United States. The new program, known as the Outbound Investment Security Program (“OISP”) was codified in the United States Code of Federal Regulations at 31 C.F.R. Part 850, effective as of January 2, 2025. The OISP was amended by the Comprehensive Outbound Investment National Security Act (“COINS Act”) which was signed into law on December 18, 2025, although the provisions of the COINS Act will not come into effect until the Department of the Treasury issues implementing regulations, which by law must occur by March 2027. The OISP marks a shift in U.S. economic policy, as historically the United States government declined to restrict outbound investment from the United States for national security reasons. Going forward, the investment activities of multinational companies, including ACM Research are subject to both CFIUS and OISP requirements, which together will limit cross-border investment opportunities, especially as they relate to China. The OISP regulations in effect today could be interpreted to restrict certain types of private investment in ACM Research in the United States, although these measures do not impact investment in ACM Research’s publicly traded securities. The COINS Act reverses the possible application of the OISP to certain U.S. companies, including ACM Research, and therefore it appears ACM Research will not be subject to the OISP’s private investment restrictions once the provisions of the COINS Act enter into force in 2026 or 2027. See “Item 1A. Risk Factors—Regulatory Risks—The U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities hat could otherwise be advantageous to our stockholders” in our 2025 Annual Report for more information.

In addition to the matters discussed above, we are also subject to a number of legal and operational risks associated with our corporate structure, including, as the result of a substantial portion of our operations being conducted in mainland China. Consequences of any of those risks could result in a material adverse change in our operations or cause the value of ACM Research Class A common stock to significantly decline in value or become worthless. Please carefully read the information included in “Item 1A. Risk Factors” in our 2025 Annual Report, in particular, the risk factors addressing the following issues:

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

Recent statements and regulatory actions by mainland China central government authorities with respect to the use of VIEs and to data security and anti-monopoly concerns have not affected our ability to conduct our business operations in China. For further information, see “Item 1A. Risk Factors —Risks Related to International Aspects of Our Business” of our 2025 Annual Report for more information.

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

Since 2009 we have delivered more than 1,590 tools to our customers, more than 1,430 of which were repeat orders or acceptances upon contractual performance obligations that have been met and thereby generated revenue to us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.

We estimate, based on third-party reports, customer feedback and other information, that our current product portfolio addresses approximately $22 billion of the 2025 global wafer fab equipment, or WFE, market. By product line, we estimate an approximately $7.4 billion market opportunity is addressed by our wafer cleaning equipment, $6.2 billion by our

Plasma-Enhanced Chemical Vapor Deposition, or PECVD, equipment, $3.5 billion by our Track equipment, $1.7 billion by our furnace equipment, $1.8 billion by our electro-chemical plating, or ECP, equipment, and $1.5 billion by our stress-free polishing, advanced packaging, wafer processing, and other processing equipment.
Frost & Sullivan estimates the total worldwide semiconductor equipment market grew by 16.3% from $122.2 billion in 2024 to $142.1 billion in 2025, and is expected to increase by 7.3% to $152.5 billion in 2026. Frost & Sullivan estimates the China semiconductor equipment market increased by 11.8%, from $46.8 billion in 2024 to $52.3 billion in 2025, and is expected to increase by 10.1% to $57.6 billion in 20261.
Recent Developments
ACM Registered Direct Offering

On May 12, 2026, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain U.S. institutional investors named therein managed by Tekne Capital Management, LLC (the “Investors”). Pursuant to the Securities Purchase Agreement, we agreed to issue and sell to the Investors in a registered direct offering (the “Direct Offering”) an aggregate of 2,884,615 shares (the “Direct Offering Shares”) of our Class A common stock at an offering price of $52.00 per Direct Offering Share pursuant to an effective shelf registration statement on Form S-3 (File No. 333-278041) and a related prospectus supplement filed with the SEC on May 12, 2026. The transaction closed on May 15, 2026 and generated proceeds of approximately $148.4 million, net of issuance costs.
ACM Shanghai Proposed IPO listing on The Stock Exchange of Hong Kong Limited
On May 26, 2026, ACM Shanghai issued an announcement (the “Announcement”) to the SSE regarding the Resolutions of the Fifth Meeting of the Third Board of Directors. At the meeting, the board of directors of ACM Shanghai approved, among other matters, the proposal on the offering of H shares and listing on the Main Board of The Stock Exchange of Hong Kong Limited (the “H Share Listing”) and, on an item-by-item basis, the proposal on the plan for the H Share Listing. These proposals have been approved by ACM Shanghai’s board of directors and remain subject to approval by its shareholders. Pursuant to the approved plan, ACM Shanghai proposes to issue H shares representing no more than 7% of its total issued share capital upon completion of the proposed offering (prior to the exercise of any over-allotment option), and may grant the overall coordinators an over-allotment option to purchase up to 15% of the number of H shares initially offered. The H shares to be issued will be ordinary shares of H share class, with a par value of RMB 1.00 per share, to be listed and traded on the Main Board of The Stock Exchange of Hong Kong Limited. Net proceeds from the proposed H Share Listing, after deduction of offering expenses, are intended to be used for purposes including, but not limited to, further product development and enhancement of independent research and development capabilities, improvement of global market expansion and service capabilities, replenishment of general working capital and repayment of bank loans. The proposed H Share Listing remains subject to market conditions and the obtaining of necessary filings, approvals and/or other regulatory clearances, including those from the China Securities Regulatory Commission, The Stock Exchange of Hong Kong Limited and the Securities and Futures Commission of Hong Kong.
ACM Shanghai Facility Purchase
On June 5, 2026, we purchased a facility consisting of 3,196-square-meters of general-purpose office space located in Shanghai’s Pudong New Area for RMB 312.7 million ($45.9 million). To partially finance the purchase, we entered into a loan agreement with the Bank of China in the loan amount of RMB 231.5 million ($34.0 million) at a 2.65% interest rate, with a repayment term of 120 months. The facility was subsequently pledged as security for loan from the Bank of China in July 2026.
Mainland China Government Research and Development Funding
Since 2008, ACM Shanghai has received various government grants for the development and commercialization of certain technologies, and the development of the R&D and production center in the Lingang Special Area of Shanghai.

1The information contains statistical data and estimates, including forecasts, that are based on information provided by Frost & Sullivan, "Global and China Semiconductor Equipment Market Research, June 2026."

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

Grant amounts are recognized in our condensed consolidated statements of comprehensive income as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. Such subsidies included in our condensed consolidated statements of comprehensive income were both $0.5 million, in each of the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $0.8 million in the six months ended June 30, 2026 and 2025, respectively.
•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. Government subsidies related to VAT reduction are credited to income in the period received. Such subsidies included in our condensed consolidated statements of comprehensive income were $1.2 million and $0.4 million, in the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $0.7 million in the six months ended June 30, 2026 and 2025, respectively.
Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our 2025 Annual Report and is updated in Note 2 to the condensed consolidated financial statements included in this report.
Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests is attributable to the minority holders of shares of ACM Shanghai stock. As a result, we reflect the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests. As of June 30, 2026, ACM Research held 73.2% of ACM Shanghai’s outstanding shares.
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

Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.0	51.5	53.9	51.8
Gross margin	46.0	48.5	46.1	48.2
Operating expenses:
Sales and marketing	8.1	10.3	8.5	9.9
Research and development	14.4	15.7	15.0	15.8
General and administrative	6.4	7.8	6.2	7.7
Total operating expenses	28.9	33.8	29.7	33.4
Income from operations	17.1	14.7	16.4	14.8
Interest income, net	1.7	1.1	1.5	1.0
Unrealized gain on short-term investments	23.8	1.3	13.0	0.4
Other expense, net	(3.3)	(0.2)	(3.6)	(0.2)
Income from equity method investments	7.2	0.8	4.4	0.7
Income before income taxes	46.5	17.7	31.7	16.7
Income tax expense	(4.6)	(0.9)	(3.3)	(1.0)
Net income	41.9	16.8	28.4	15.7
Less: Net income attributable to non-controlling interests	11.4	3.0	8.0	2.9
Net income attributable to ACM Research, Inc.	30.5%	13.8%	20.4%	12.8%
Comparison of Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$132,978	$154,961	(14.2)%	$(21,983)
ECP (front-end and packaging), furnace and other technologies	128,546	48,016	167.7%	80,530
Advanced packaging (excluding ECP), services & spares	31,395	12,395	153.3%	19,000
Total Revenue by Product Category	$292,919	$215,372	36.0%	$77,547

The increase in revenue for three months ended June 30, 2026 as compared to the same period in 2025 reflects higher sales of ECP (front-end and packaging), furnace and other technologies, and Advanced packaging (excluding ECP), services and spares, partially offset by lower sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment. We attribute the increase to a longer-term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market together with the market share changes and product cycles.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Cost of revenue	$158,301	$110,911	42.7%	$47,390
Gross profit	134,618	104,461	28.9%	30,157
Gross margin	46.0%	48.5%	(5.2)%	(255) bps

Cost of revenue and gross profit increased due to the increased sales volume together with a decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 42.0% and 48.0% for the foreseeable future.
Operating Expenses

	Three Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Sales and marketing expense	$23,778	$22,102	7.6%	$1,676
Research and development expense	42,254	33,817	24.9%	8,437
General and administrative expense	18,843	16,848	11.8%	1,995
Total operating expenses	$84,875	$72,767	16.6%	$12,108

Sales and marketing expense increased due to a $1.5 million increase in commissions, professional services, and other expenses, and a $1.0 million increase in personnel costs, offset by a $0.8 million decrease in stock-based compensation. We expect that, for the foreseeable future, sales and marketing expense will increase in absolute dollars, as we continue to invest in sales and marketing by hiring additional employees and expanding marketing programs in existing or new markets. We must invest in sales and marketing processes to develop and maintain close relationships with customers. We are making dollar-based investments to support the growth of our customer base in the United States and global markets.

Research and development expense increased due to an increase of $4.7 million in personnel, and travel and entertainment costs, a net increase of $2.7 million in depreciation, outside services and other research and development costs, an increase of $2.1 million in costs of components for tools built for product development purposes, and partially offset by a $1.0 million decrease in stock-based compensation. We expect that, for the foreseeable future, research and development expense will increase in absolute dollars as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our cleaning, plating, advanced packaging, furnace, track, PECVD and future product offerings to build and maintain our technology leadership position.

General and administrative expense increased primarily reflecting a $3.3 million net increase in personnel costs, professional services costs, and other costs related to general and administrative expenses, partially offset by a $1.2 million decrease in stock-based compensation. We expect that, for the foreseeable future, general and administrative expense will increase in absolute dollars, as we continue to invest in general and administrative by hiring additional employees and expanding in existing or new markets.
Interest income, Interest expense, and Other expense, net

	Three Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Interest income	$7,142	$4,013	78.0%	$3,129
Interest expense	(2,059)	(1,757)	17.2%	(302)
Other expense, net	(9,793)	(346)	2,730%	(9,447)

Other expense, net primarily reflects (a) the impact of exchange rates between the RMB and U.S. dollar on our working capital which resulted in a loss of $10.9 million for the three months ended June 30, 2026, and a loss of $0.9 million in the three months ended June 30, 2025, and (b) government subsidies, as described under “—Mainland China Government Research and Development Funding” above, and other factors.
Realized and unrealized gain on short-term investments, and income from equity method investments

	Three Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Realized gain on short term investments	$—	$54	100.0%	$(54)
Unrealized gain on short term investments	69,592	2,730	2,449.2%	66,862
Income from equity method investments	21,097	1,773	1,089.9%	19,324

The increase in the unrealized gain from short term investments for the three months ended June 30, 2026 is mainly due to a significant increase during the period in the market price of certain of our holdings of publicly traded stocks which are listed on the Shanghai Stock Exchange. The increase in the income from equity investments for the three months ended June 30, 2026 is mainly derived from gain on disposal of available-for-sale securities held by our equity method investee.

Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Three Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Income tax expense	$(13,472)	$(1,891)

The tax expense for the three months ended June 30, 2026 primarily resulted from tax effect of an increase in operating profit for the period.

	Three Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Net income attributable to non-controlling interests	$33,266	$6,510	411.0%	$26,756

ACM Research owns 73.2% of ACM Shanghai’s (note 1) outstanding shares, which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests. The significant increase was due to the overall increase in net income.
Foreign currency translation adjustment

	Three Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Foreign currency translation adjustment	$30,141	$3,905	671.9%	$26,236

We recorded a gain of foreign currency translation adjustment primarily due to the strengthening of RMB to U.S. dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Three Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Comprehensive income attributable to non-controlling interests	$41,477	$7,250	472.1%	$34,227

Comprehensive income attributable to non-controlling interests represents the portions of ACM Shanghai's operating results attributable to shares of ACM Shanghai stock held by unaffiliated shareholders.
Comparison of Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$255,460	$284,530	(10.2)%	$(29,070)
ECP (front-end and packaging), furnace and other technologies	212,785	75,646	181.3%	137,139
Advanced packaging (excluding ECP), services & spares	55,937	27,543	103.1%	28,394
Total Revenue by Product Category	$524,182	$387,719	35.2%	$136,463
The increase in revenue reflects higher sales of ECP (front-end and packaging), furnace and other technologies and Advanced packaging (excluding ECP), services and spares, offset by the lower sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment. We attribute the increase to a longer-term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market together with the market share changes and product cycles.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Cost of revenue	$282,326	$200,708	40.7%	$81,618
Gross profit	241,856	187,011	29.3%	54,845
Gross margin	46.1%	48.2%	(4.4)%	(210 bps)
Cost of revenue and gross profit increased due to the increased sales volume, partly offset by a decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories, and a higher provision for inventory.
Operating Expenses

	Six Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Sales and marketing expense	$44,466	$38,445	15.7%	$6,021
Research and development expense	78,803	61,320	28.5%	17,483
General and administrative expense	32,667	29,775	9.7%	2,892
Total operating expenses	$155,936	$129,540	20.4%	$26,396

Sales and marketing expense increased due to a $3.0 million increase in personnel costs, a $2.0 million increase in commissions and travel and entertainment, a $1.3 million increase in promotional tools, a $1.2 million net increase in professional services, outside services and other sales and marketing related expenses, offset by a $1.4 million decrease in stock-based compensation.
Research and development expense increased due to a $7.4 million increase in personnel costs, a $6.7 million increase in costs of components for tools built for product development purposes, a net increase of $5.4 million in outside services and other R&D-related costs, offset by a $2.0 million decrease in stock-based compensation.
General and administrative expense increased primarily reflecting a $2.0 million increase in allowance for credit losses, a $2.6 million increase in outside services and others, a $1.9 million increase in personnel and professional services costs, offset by a $3.6 million decrease in stock-based compensation.
Interest income, Interest expense and Other expense, net

	Six Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Interest income	$11,861	$7,352	61.3%	$4,509
Interest expense	(3,992)	(3,315)	20.4%	(677)
Other expense, net	(19,093)	(608)	3,040.3%	(18,485)
Other expense, net primarily reflects (a) loss recognized from the impact of exchange rates on our working-capital which was $20.4 million for the six months ended June 30, 2026 compared to $1.5 million for the six months ended June 30, 2025, and (b) government subsidies, as described under “Mainland China Government Research and Development Funding” above, and other factors.
Realized and unrealized gain on short-term investments, and income from equity method investments

	Six Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Realized gain from sale of short-term investments	$—	$54	(100.0)%	$(54)
Unrealized gain on short-term investments	68,186	1,648	4,037.5%	66,538
Income from equity method investments	22,846	2,725	738.4%	20,121

Realized gain on short-term investments includes dividends and net gains from sales of short-term investments during the period. The increase in unrealized gain on short-term investments is mainly due to a significant increase during the period in the market price of certain of our holdings of publicly traded stocks which are listed on the Shanghai Stock Exchange. The increase in the income from equity investments for the six months ended June 30, 2026 is mainly derived from gain on disposal of available-for-sale securities held by our equity method investee.
Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Income tax expense	$(17,243)	$(4,044)

The tax expense for the six months ended June 30, 2026 primarily resulted from the tax effect of an increase in operating profit for the period and increase in certain discrete items.
Net Income Attributable to Non-Controlling Interests

	Six Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Net income attributable to non-controlling interests	$42,194	$11,143	278.7%	$31,051
ACM Research owns 73.2% of ACM Shanghai’s (note 1) outstanding shares, which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests. The significant increase was due to the overall increase in net income.
Foreign currency translation adjustment

	Six Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Foreign currency translation adjustment	$57,938	$5,655	924.5%	$52,283
The foreign currency translation adjustment is primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Six Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Comprehensive income attributable to non-controlling interests	$57,644	$12,207	372.2%	$45,437

Liquidity and Capital Resources

A detailed description of how cash is transferred through our organization is set forth under “note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents” to the Consolidated Financial Statements of this report.

During the first six months of 2026, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions, proceeds from issuance of ACMR shares, and proceeds from the sales of our shares and shares of our subsidiary. The $223.1 million increase in cash and time deposits was primarily driven by $332.6 million in net cash provided by financing activities, and a $18.9 million increase from the effect of exchange rate on cash, cash equivalents, restricted cash and non-cash items, offset by $35.9 million of cash used in operations, and $92.5 million of net cash used in investing activities, excluding the change in net cash related to time deposits.

	June 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$990,587	$765,962
Short-term time deposits	365,055	366,591
Total	$1,355,642	$1,132,553

Our future working capital needs beyond the next twelve months will depend on many factors, including the rate of our business and revenue growth, the payment schedules of our customers, the timing and magnitude of our capital expenditures, and the timing of investment in our research and development as well as sales and marketing. We believe our existing cash and cash equivalents, and short-term time deposits, our cash flow from operating activities, and bank borrowings by us and ACM Shanghai will be sufficient to meet our anticipated cash needs within our longer term planning horizon.

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

For the six months ended June 30, 2026 and 2025, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, no transfers or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.

Our cash and cash equivalents at June 30, 2026 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders.

The use of proceeds raised by the sales of shares by ACM Shanghai, and the STAR Market IPO, without further approvals, are limited to specific usage. We currently intend for ACM Shanghai, with the exception of dividends paid to shareholders of ACM Shanghai, to retain all available funds from any future earnings for use in the operation of its business. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment and acceptance of our tools.

ACM Research has never declared or paid cash dividends on our capital stock. ACM Research intends to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business and does not anticipate paying any cash dividends in the foreseeable future.
Cash Flow Used in Operating Activities. Net cash used in operating activities during the six months ended June 30, 2026 and 2025 consisted of:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net income	$148,485	$61,283
Non-cash operating lease cost	2,384	2,081
Provision for inventory	12,019	5,625
Provision for credit losses	3,710	1,435
Depreciation and amortization	11,766	6,356
Income from equity method investments	(22,846)	(2,725)
Unrealized gain on short-term investments	(68,186)	(1,648)
Deferred income taxes	4,186	(7,451)
Stock-based compensation	12,204	19,587
Dividends from unconsolidated affiliates	2,821	—
Others	—	1,086
Net changes in operating assets and liabilities	(142,439)	(125,248)
Net cash used in operating activities	$(35,896)	$(39,619)

Significant changes in operating asset and liability accounts during the six months ended June 30, 2026 included the following uses of cash: an increase in inventories of $69.9 million (note 5), a decrease in customer advances of $25.9 million (note 3), a decrease in income tax payable impacting income tax expense of $19.8 million, an increase in prepaid expenses and other current assets of $14.3 million, a $10.7 million increase in accounts payable, an increase in accounts receivable of $4.4 million (note 4), and a decrease in deferred revenue of $1.5 million. The uses of cash were partially offset by a decrease in other payables and accrued expenses of $13.6 million.
Cash Flow Used in Investing Activities. Net cash used in investing activities, excluding the change in net cash related to time deposits, for the six months ended June 30, 2026 was $92.5 million, primarily consisting of purchases of property, plant and equipment of $87.3 million and purchase of long-term investments of $4.7 million with the remaining use attributable to intangible assets.

Cash Flow Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2026 was $332.6 million, primarily consisting of $43.2 million in net proceeds and repayments of short-term and long-term borrowing (note 11), $148.4 million of proceeds from issuance of ACMR shares, $110.2 million of gross proceeds from sales of ACM Shanghai's shares, and $30.8 million of proceeds from the exercise of stock options.

We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with the following banks:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount (1)	Amount Outstanding at June 30, 2026
				(in thousands)
China Everbright Bank	December 2024	September 2027	2.60%	RMB600,000	RMB181,567
				$88,080	$26,654
China Merchants Bank	December 2025	May 2036	2.11%-2.38%	RMB500,000	RMB500,251
				$73,400	$73,437
Bank of China (3)	September 2025	May 2036	2.11%-2.62%	RMB831,518	RMB620,903
				$122,067	$91,149
Shanghai Pudong Development Bank	January 2026	January 2027	2.11%	RMB300,000	RMB100,053
				$44,040	$14,688
Industrial and Commercial Bank of China	November 2024	March 2029	2.25%-2.65%	RMB500,000	RMB466,224
				$73,400	$68,440
China Merchants Bank (2)	November 2020	Repayable by installments and the last installments repayable in November 2030	2.95%	RMB128,500	RMB63,042
				$18,568	$9,255
Agricultural Bank of China	April 2024	Repayable by installments and the last installments repayable in April 2034	2.43%	RMB300,000	RMB290,177
				$44,040	$42,598
China CITIC Bank	September 2025	September 2026	2.11%	RMB100,000	RMB100,053
				$14,680	$14,688
			Total US Dollars	$478,275	$340,909
(1)Converted from RMB to dollars as of June 30, 2026.
(2)The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”
(3)In May 2026, the Company entered into a loan agreement of RMB231,518 ($33,987) at a 2.65% interest rate, which was subsequently secured by a pledge of the property of ACM Shanghai (note 6) in July 2026.
Loan Covenants
In 2025, ACM Shanghai secured a long-term loan with the Bank of China (note 9) for ACM Shanghai’s project expenditures. The loan requires ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times of its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the loan, or request ACM Shanghai to accelerate repayment or provide credit enhancement.
Effect of exchange rate changes on cash, cash equivalents and restricted cash

The impact of fluctuations of the RMB to U.S. dollar currency exchange rate in RMB-denominated accounts (note 2) contributed to a $7.4 million increase in the value of these items during the six months ended June 30, 2026.
Contractual Obligations

Grant Contract for State-owned Construction Land Use Right in Shanghai City

In 2020, ACM Shanghai, through its wholly-owned subsidiary ACM Lingang, entered into a Grant Contract for State-owned Construction Land Use Right in Shanghai City (Category of R&D Headquarters and Industrial Projects), or the Grant Agreement, with the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, or the Grantor. ACM Lingang obtained rights to use approximately 43,000 square meters (10.6 acres) of land in the East China Silicon Hub of Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone for a period of fifty years, commencing on the date of delivery of the land in July 2020. For a description of the material terms of the Grant Agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2025 Annual Report and see note 16 for additional detail.
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
Shipments in the six months ended June 30, 2026 totaled $522.2 million, as compared to $363.1 million for the same period in 2025. Repeat tool shipments in the six months ended June 30, 2026 totaled $266.2 million, as compared to $167.9 million for same period in 2025. First tool shipments in the six months ended June 30, 2026 totaled $256.0 million, as compared to $195.1 million for the same period in 2025.
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Six Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Adjusted EBITDA Data:
Net income	$148,485	$61,283	142.3%	$87,202
Interest income, net	(7,869)	(4,037)	94.9%	(3,832)
Income tax expense	17,243	4,044	326.4%	13,199
Depreciation and amortization	11,766	6,356	85.1%	5,410
Stock based compensation	12,204	19,587	(37.7%)	(7,383)
Unrealized gain on short-term investments	(68,186)	(1,648)	4,037.5%	(66,538)
Adjusted EBITDA	$113,643	$85,585	32.8%	$28,058

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
Free Cash Flow

The following table reconciles net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Six Months Ended June 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(35,896)	$(39,619)	(9.4%)	$3,723
Purchase of property and equipment	(87,311)	(31,458)	177.5%	(55,853)
Purchase of short-term and long-term investments	(4,698)	—	NM	(4,698)
Free cash flow	$(127,905)	$(71,077)	80.0%	$(56,828)

The reduction in free cash flow for the six months ended June 30, 2026 as compared to the same period in 2025 reflected the factors driving net cash used in operating activities, an increase of purchases of property and equipment, and long-term investments. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.

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

	Six Months Ended June 30,
	2026			2025
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$524,182	$-	$524,182	$387,719	$-	$387,719
Cost of revenue	(282,326)	(525)	(281,801)	(200,708)	(885)	(199,823)
Gross profit	241,856	(525)	242,381	187,011	(885)	187,896
Operating expenses:
Sales and marketing	(44,466)	(2,822)	(41,644)	(38,445)	(4,253)	(34,192)
Research and development	(78,803)	(3,374)	(75,429)	(61,320)	(5,355)	(55,965)
General and administrative	(32,667)	(5,483)	(27,184)	(29,775)	(9,094)	(20,681)
Income (loss) from operations	$85,920	$(12,204)	$98,124	$57,471	$(19,587)	$77,058
Item 3.    Quantitative and Qualitative Disclosures About Market Risks
Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report. There have been no material changes in the first six months of 2026 to our market risks or to our management of such risks.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of June 30, 2026. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On May 21, 2026, Mark McKechnie, Chief Financial Officer of ACM Research, Inc., adopted a Rule 10b5-1 trading arrangement (the “McKechnie Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The McKechnie Plan allows for the contemporaneous exercise of options and sale of up to 105,199 shares of Class A Common Stock, at specific market prices, commencing on August 20, 2026, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) May 19, 2028, or (iii) such date that the McKechnie Plan is otherwise terminated according to its terms, whichever comes first.

On June 5, 2026, Hui Wang, Chief Executive Officer of ACM Research, Inc. adopted a Rule 10b5-1 trading arrangement (the “Wang Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Wang Plan allows for the contemporaneous exercise of options and sale of up to 270,000 shares of Class A Common Stock, at specific market prices, commencing on September 8, 2026, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) November 30, 2026, or (iii) such date that the Wang Plan is otherwise terminated according to its terms, whichever comes first.

On June 8, 2026, Sotheara Cheav, Senior Vice President, Manufacturing of ACM Research, Inc., adopted a Rule 10b5-1 trading arrangement (the “Cheav Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Cheav Plan allows for the contemporaneous exercise of options and sale of up to 13,750 shares of Class A Common Stock, at specific market prices, commencing on September 8, 2026, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) September 9, 2027, or (iii) such date that the Cheav Plan is otherwise terminated according to its terms, whichever comes first.

On June 15, 2026, Lisa Feng, Chief Executive Officer of ACM Shanghai, Inc. adopted a Rule 10b5-1 trading arrangement (the “Feng Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Feng Plan allows for the contemporaneous exercise of options and sale of up to 7,596 shares of Class A Common Stock, at specific market prices, commencing on September 14, 2026, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) September 14, 2027, or (iii) such date that the Feng Plan is otherwise terminated according to its terms, whichever comes first.
Item 6.    Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.01	Unofficial English Translation of the Loan Agreement for the purchase of new facility in Shanghai Pudong New Area entered on May 12, 2026
10.02	Unofficial English Translation of the Purchase Agreement for the purchase of new facility in Shanghai Pudong New Area entered on June 5, 2026
31.01	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACM RESEARCH, INC.
Date: August 7, 2026	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)