Form 10-Q
period 2026-09-30
ACM Research, Inc.
filed 2026-11-06
CIK 1680062

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Class A Common Stock, $0.0001 par value	65,019,350 shares outstanding as of November 2, 2026
Class B Common Stock, $0.0001 par value	4,991,808 shares outstanding as of November 2, 2026

ACM Research, Inc., or ACM Research, is a Delaware corporation founded in California in 1998 to supply capital equipment developed for the global semiconductor industry. Since 2005, ACM Research has conducted its business operations principally through its subsidiary ACM Research (Shanghai), Inc., or ACM Shanghai, a corporation formed by ACM Research in the People’s Republic of China, or mainland China, in 2005. The shares of ACM Shanghai currently trade under the symbol SSEC: 688082.SS on the Shanghai Sci-Tech Innovation Board, known as the STAR Market. Unless the context requires otherwise, references in this report to “our company,” “our,” “us,” “we” and similar terms refer to ACM Research, Inc. and its subsidiaries, including ACM Shanghai, collectively.

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

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
ACM RESEARCH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (note 2)	$884,934	$757,373
Restricted cash	21,512	8,589
Short-term time deposits (note 2)	370,296	366,591
Short-term investments (note 11)	66,910	35,524
Account receivables, net (note 4)	704,686	504,250
Other receivables	110,696	48,655
Inventories, net (note 5)	851,224	702,631
Advances to related parties (note 12)	197	2,500
Prepaid expenses and other current assets	29,364	10,567
Total current assets	3,039,819	2,436,680
Property, plant and equipment, net (note 6)	414,479	314,830
Operating lease right-of-use assets, net	15,840	17,925
Intangible assets, net	3,060	2,847
Deferred tax assets (note 15)	30,912	29,389
Long-term investments (note 10)	81,399	66,035
Other long-term assets	6,605	4,479
Total assets	$3,592,114	$2,872,185
Liabilities and Equity
Current liabilities:
Short-term borrowings (note 7)	$130,746	$74,041
Current portion of long-term borrowings (note 9)	64,121	35,082
Related parties accounts payable (note 12)	33,774	32,060
Bills and accounts payable (note 2)	289,308	215,440
Advances from customers (note 3)	163,212	187,809
Deferred revenue (note 3)	24,882	17,388
Income taxes payable (note 15)	7,128	991
FIN-48 payable (note 15)	29,447	27,719
Other payables and accrued expenses (note 8)	213,560	150,396
Current portion of operating lease liabilities	4,970	4,786
Total current liabilities	961,148	745,712
Long-term borrowings (note 9)	148,276	178,930
Long-term operating lease liabilities	2,598	5,069
Other long-term liabilities	11,908	11,965
Total liabilities	1,123,930	941,676
Commitments and contingencies (note 16)
Equity:
Stockholders’ equity:
Class A Common stock (note 13)	6	6
Class B Common stock (note 13)	1	1
Additional paid-in capital	1,377,577	1,115,504
Retained earnings	458,263	350,428
Statutory surplus reserve (note 18)	34,164	34,164
Accumulated other comprehensive income (loss)	25,916	(35,740)
Total ACM Research, Inc. stockholders’ equity	1,895,927	1,464,363
Non-controlling interests	572,257	466,146
Total equity	2,468,184	1,930,509
Total liabilities and equity	$3,592,114	$2,872,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue (note 3)	$367,687	$269,160	$891,869	$656,879
Cost of revenue, including cost of revenue from related parties of $26,678 and $58,730 for the three and nine months ended September 30, 2026, respectively and $19,293 and $45,209 for the three and nine months ended September 30, 2025 respectively.	215,275	156,011	497,601	356,719
Gross profit	152,412	113,149	394,268	300,160
Operating expenses:
Sales and marketing	26,906	22,311	71,372	60,756
Research and development	51,372	39,651	130,175	100,971
General and administrative	18,607	22,264	51,274	52,039
Total operating expenses	96,885	84,226	252,821	213,766
Income from operations	55,527	28,923	141,447	86,394
Interest income	7,422	3,100	19,283	10,452
Interest expense	(1,572)	(1,851)	(5,564)	(5,166)
Realized gain on short-term investments (note 11)	28	—	28	54
Unrealized (loss) gain on short-term investments (note 11)	(39,133)	18,656	29,053	20,304
Other expense, net	(6,923)	(3,411)	(26,016)	(4,019)
(Loss) income from equity method investments	(7,140)	3,670	15,706	6,395
Income before income taxes	8,209	49,087	173,937	114,414
Income tax expense (note 15)	(1,886)	(2,689)	(19,129)	(6,733)
Net income	6,323	46,398	154,808	107,681
Less: Net income attributable to non-controlling interests	4,779	10,509	46,973	21,652
Net income attributable to ACM Research, Inc.	$1,544	$35,889	$107,835	$86,029

Comprehensive income:
Net income	$6,323	$46,398	$154,808	$107,681
Foreign currency translation adjustment, net of tax of nil	25,290	9,899	83,228	15,554
Unrealized gain on available-for-sale investments, net of tax	—	2,391	675	2,391
Comprehensive income	31,613	58,688	238,711	125,626
Less: Comprehensive income attributable to non-controlling interests	11,576	13,017	69,220	25,224
Comprehensive income attributable to ACM Research, Inc.	$20,037	$45,671	$169,491	$100,402
Net income attributable to ACM Research, Inc. per share of common stock (note 2):
Basic	$0.02	$0.56	$1.59	$1.35
Diluted	$0.02	$0.52	$1.49	$1.26
Weighted average shares of common stock outstanding used in computing per share amounts (note 2):
Basic	69,713,048	64,381,296	67,817,058	63,876,709
Diluted	73,629,630	68,414,313	71,600,446	67,551,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2026 and 2025
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	64,651,365	$6	4,991,808	$1	$1,361,841	$456,719	$34,164	$7,423	$544,969	$2,405,123
Net income	—	—	—	—	—	1,544	—	—	4,779	6,323
Foreign currency translation adjustment	—	—	—	—	—	—	—	18,493	6,797	25,290
Exercise of stock options	225,240	—	—	—	7,117	—	—	—	13,491	20,608
Stock-based compensation	—	—	—	—	8,619	—	—	—	2,083	10,702
Capital contribution by non-controlling shareholder	—	—	—	—	—	—	—	—	138	138
Balance at September 30, 2026	64,876,605	$6	4,991,808	$1	$1,377,577	$458,263	$34,164	$25,916	$572,257	$2,468,184

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	59,096,971	$6	5,021,811	$1	$704,570	$310,140	$30,514	$(58,781)	$205,239	$1,191,689
Net income	—	—	—	—	—	35,889	—	—	10,509	46,398
Issuance of shares by ACM Shanghai	—	—	—	—	390,170	—	—	—	232,794	622,964
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,998	1,901	9,899
Exercise of stock options	757,669	—	—	—	4,311	—	—	—	—	4,311
Stock-based compensation	—	—	—	—	6,078	—	—	—	1,484	7,562
Unrealized gain on available-for-sale investments, net of tax	-	-	-	-	-	-	-	1,784	607	2,391
Balance at September 30, 2025	59,854,640	$6	5,021,811	$1	$1,105,129	$346,029	$30,514	$(48,999)	$452,534	$1,885,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2026 and 2025
(In thousands, except share and per share data)
(Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	60,590,017	$6	5,021,811	$1	1,115,504	350,428	34,164	(35,740)	466,146	1,930,509
Net income	—	—	—	—	—	107,835	—	—	46,973	154,808
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	493	182	675
Proceeds from issuance of ACM Research shares, net of issuance costs	2,884,615	—	—	—	148,389	—	—	—	—	148,389
Foreign currency translation adjustment	—	—	—	—	—	—	—	61,163	22,065	83,228
Exercise of stock options	1,371,970	—	—	—	25,842	—	—	—	25,544	51,386
Stock-based compensation	—	—	—	—	18,635	—	—	—	4,271	22,906
Sale of ACM Shanghai shares, net of tax (note 1)	—	—	—	—	69,207	—	—	—	18,706	87,913
Conversion of Class B common stock to Class A common stock	30,003	—	(30,003)	—	—	—	—	—	—	—
Capital contribution by non-controlling shareholder	—	—	—	—	—	—	—	—	138	138
ACM Shanghai dividend	—	—	—	—	—	—	—	—	(11,768)	(11,768)
Balance at September 30, 2026	64,876,605	$6	4,991,808	$1	$1,377,577	$458,263	$34,164	$25,916	$572,257	$2,468,184

	Common Stock Class A		Common Stock Class B		Additional Paid- in Capital	Retained Earnings	Statutory Surplus Reserve	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	57,938,885	$6	5,021,811	$1	$677,476	$260,000	$30,514	$(63,372)	$191,281	$1,095,906
Net income	—	—	—	—	—	86,029	—	—	21,652	107,681
Repurchase of shares held by ACM Shanghai	—	—	—	—	(4,759)	—	—	—	(2,229)	(6,988)
Issuance of shares by ACM Shanghai	—	—	—	—	390,170	—	—	—	232,794	622,964
Foreign currency translation adjustment	—	—	—	—	—	—	—	12,589	2,965	15,554
Exercise of stock options	1,915,755	—	—	—	19,577	—	—	—	8,316	27,893
Stock-based compensation	—	—	—	—	22,665	—	—	—	4,484	27,149
Capital contribution by non-controlling shareholder	—	—	—	—	—	—	—	—	242	242
ACM Shanghai dividend	—	—	—	—	—	—	—	—	(7,578)	(7,578)
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	—	—	—	1,784	607	2,391
Balance at September 30, 2025	59,854,640	$6	5,021,811	$1	$1,105,129	$346,029	$30,514	$(48,999)	$452,534	$1,885,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACM RESEARCH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$154,808	$107,681
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash operating lease cost	3,699	3,338
Depreciation and amortization	18,736	10,460
Income from equity method investments	(15,706)	(6,395)
Unrealized gain on short-term investments	(29,053)	(20,304)
Inventory provision	18,927	9,853
Provision for credit losses	9,134	9,481
Deferred income taxes	(460)	(11,713)
Stock-based compensation	22,906	27,149
Dividends from unconsolidated affiliates	4,353	64
Others	—	1,092
Net changes in operating assets and liabilities:
Accounts receivable	(161,610)	(91,349)
Other receivables	(48,122)	(6,041)
Inventories	(135,162)	(80,689)
Advances to related parties	2,303	97
Prepaid expenses and other current assets	(16,092)	(7,271)
Other long-term assets	(1,710)	(889)
Related parties accounts payable	1,714	7,190
Bills and accounts payable	51,115	37,354
Advances from customers	(31,113)	(43,254)
Deferred revenue	7,494	7,012
Income taxes payable	(16,421)	(12,934)
FIN-48 payable	1,728	2,302
Other payables and accrued expenses	56,150	17,713
Operating lease liabilities	(3,900)	(3,296)
Other long-term liabilities	(57)	(895)
Net cash used in operating activities	(106,339)	(44,244)

Cash flows from investing activities:
Purchases of property and equipment	(112,485)	(42,473)
Purchase of intangible assets	(1,412)	(780)
Purchase of time deposits	(25,000)	(37,000)
Proceeds from redemption and maturity of time deposits	38,005	37,261
Refund of deposit for land use right	—	686
Purchase of long-term investments	(4,698)	(478)
Net cash used in investing activities	(105,590)	(42,784)
Cash flows from financing activities:
Proceeds from short-term borrowings	129,032	59,450
Repayments of short-term borrowings	(76,230)	(47,648)
Proceeds from long-term borrowings	75,525	119,651
Repayments of long-term borrowings	(86,850)	(29,871)
Capital contribution by non-controlling shareholder	138	242
Proceeds from exercise of stock options	51,386	27,893
Gross proceeds from sales of ACM Shanghai shares	110,243	—
Net proceeds from issuance of ACM Shanghai shares	—	622,964
Proceeds from Issuance of ACM Research shares, net of issuance costs	148,389	—
Repurchase of ACM Shanghai shares	—	(6,988)
ACM Shanghai dividends	(11,768)	(7,578)
Net cash provided by financing activities	339,865	738,115

Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,548	4,942
Net increase in cash, cash equivalents and restricted cash	140,484	656,029
Cash, cash equivalents and restricted cash at beginning of period	765,962	411,310
Cash, cash equivalents and restricted cash at end of period	$906,446	$1,067,339

Supplemental disclosure of cash flow information:
Interest paid	$5,564	$5,166
Income taxes paid	44,153	29,951
Reconciliation of cash, cash equivalents and restricted cash in consolidated statements of cash flows:
Cash and cash equivalents	$884,934	$1,058,909
Restricted cash	21,512	8,430
Cash, cash equivalents and restricted cash	$906,446	$1,067,339

Non-cash investing activities:
Transfer of prepayment for property to property, plant, and equipment	$163	$31
Transfer from other non-current assets to long term investment	—	16,737
Transfer from inventories to property, plant and equipment	—	589
Purchases of property, plant and equipment through other payables and accrued expenses	18,014	21,352
Non-cash financing activities:
Cashless exercise of stock options	—	195
Deferred offering costs included in other payables and accrued expenses	2,729	—

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
The Company has direct or indirect interests in the following subsidiaries:

			Effective interest held as at
Subsidiaries	Place and date of incorporation	Principal Activities	September 30, 2026	December 31, 2025
ACM Research (Shanghai), Inc. ("ACM Shanghai")	Mainland China, May 2005	Principal operating subsidiary	72.8%	74.6%
ACM Research (Wuxi), Inc. ("ACM Wuxi")	Mainland China, July 2011	Sales and services	72.8%	74.6%
CleanChip Technologies Limited ("CleanChip")	Hong Kong, June 2017	Trading partner between ACM Shanghai and its customers	72.8%	74.6%
ACM Research Korea CO., LTD. ("ACM Korea")	Republic of Korea ("South Korea"), December 2017	Sales, marketing, R&D, production	72.8%	74.6%
ACM Research (Lingang), Inc. ("ACM Lingang")	Mainland China, March 2019	Management of production activities	72.8%	74.6%
ACM Research (CA), Inc. ("ACM California")	USA, April 2019	Procurement for ACM Shanghai	72.8%	74.6%
ACM Research (Cayman), Inc.	Cayman Islands, April 2019	Administrative function (inactive)	100.0%	100.0%
ACM Research (Singapore) PTE. Ltd. ("ACM Singapore")	Singapore, August 2021	Sales, marketing, business development	100.0%	100.0%
ACM Research (Beijing), Inc. ("ACM Beijing")	Mainland China, February 2022	Sales and services	72.8%	74.6%
Hanguk ACM CO., LTD	South Korea, March 2022	Sales, services, business development	100.0%	100.0%
Yusheng Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	72.8%	74.6%
ACM-Wooil Microelectronics (Shanghai) Co., Ltd.	Mainland China, June 2023	Component development and production	53.3%	54.5%
ACM Research (Chengdu), Inc. ("ACM Chengdu")	Mainland China, December 2024	Sales and services	72.8%	74.6%
Shengyi Micro Semiconductor (Shanghai) Co., Ltd.	Mainland China, December 2024	Business development	61.9%	63.4%

On February 6, 2026, ACM completed the sale of approximately 4.8 million shares of ACM Shanghai at a price of RMB160.00 per share (approximately $23.05 per share based on the exchange rate in effect on the date of the sale), generating approximately $110.2 million in gross proceeds and approximately $86.0 million net of taxes. During the three months ended June 30, 2026, ACM Shanghai's employees exercised 2,431,900 options for shares of ACM Shanghai. During three months ended September 30, 2026, ACM Shanghai's employees exercised 2,669,625 options for shares of

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
ACM Shanghai. Following the transactions, ACM’s ownership percentage in ACM Shanghai decreased from 73.2% as of June 30, 2026 to 72.8% as of September 30, 2026.

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
The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, these unaudited condensed consolidated financial statements of the Company reflect all adjustments that are necessary for a fair presentation of the Company’s financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The condensed consolidated balance sheet as of September 30, 2026 and the condensed consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any future period.
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

The following table presents cash and cash equivalents, according to jurisdiction as of September 30, 2026 and December 31, 2025:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	September 30, 2026	December 31, 2025
United States	$337,898	$107,184
Mainland China	98,973	228,777
China Hong Kong	443,389	421,104
South Korea	3,399	241
Singapore	1,275	67
Total	$884,934	$757,373
Cash held in the U.S. exceeds the Federal Deposit Insurance Corporation insurance limits and is subject to risk of loss. No losses have been experienced to date.
Cash amounts held in mainland China are subject to a series of risk control regulatory standards from mainland China bank regulatory authorities. ACM’s subsidiaries in mainland China are required to obtain approval from the State Administration of Foreign Exchange (“SAFE”) to transfer funds into or out of mainland China. SAFE requires a valid agreement to approve the transfers, which are processed through a bank. Other than these mainland China foreign exchange restrictions, ACM’s subsidiaries in mainland China are not subject to any restrictions and limitations on their ability to transfer funds to ACM or among our other subsidiaries. However, cash held in mainland China does exceed applicable insurance limits and is subject to risk of loss, although no such losses have been experienced to date.

ACM California periodically procures goods and services on behalf of ACM Shanghai. For these transactions, ACM Shanghai makes cash payments to ACM California in accordance with applicable transfer pricing arrangements. For the three months ended September 30, 2026 and 2025, cash payments from ACM Shanghai to ACM California for the procurement of goods and services were $100 and $7,500, respectively. For the nine months ended September 30, 2026 and 2025, cash payments from ACM Shanghai to ACM California for the procurement of goods and services were $3,549 and $13,683, respectively. ACM California periodically borrows funds for working capital advances from its direct parent, CleanChip. ACM California repays or renews these intercompany loans in accordance with their terms.

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

For the nine months ended September 30, 2026 and 2025, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and dividends paid by ACM Shanghai to the stockholders of ACM Shanghai (including ACM Research), no transfers, or distributions have been made between ACM Research and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.
For the nine months ended September 30, 2026 and 2025, ACM Shanghai paid $29,125 and $29,238, in dividends, net of taxes, to ACM Research, respectively. ACM Shanghai paid a cash dividend of $11,768 and $7,578 to the non-controlling interest shareholders in the nine months ended September 30, 2026 and 2025, respectively.
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

Time deposits held as of September 30, 2026 had interest rates of 1.20% to 3.91% and mature between November 2026 and June 2027.
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

The Company’s financial instruments primarily include its cash, cash equivalents, restricted cash, short-term and long-term deposits, short-term and long-term investments, other receivables, accounts receivable, bills and accounts payable, and short-term and long-term borrowings. The estimated fair value of cash and cash equivalents, restricted cash, short-term time deposits, accounts receivable, other receivables, bills and accounts payable, and short-term borrowings approximate their respective carrying value due to the short period of time to their maturities.

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

Assets measured at fair value on a recurring basis:

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2026:
Assets
Cash equivalents	$310,877	$—	$—	$310,877
Short-term investments	66,910	—	—	66,910
Available-for-sale debt securities	—	—	10,807	10,807
	$377,787	$—	$10,807	$388,594

As of December 31, 2025:
Assets
Cash equivalents	$84,627	$—	$—	$84,627
Short-term investments	35,524	—	—	35,524
Available-for-sale debt securities	—	—	9,703	9,703
	$120,151	$—	$9,703	$129,854

Refer to note 9 for fair value information related to the Company’s outstanding long-term borrowings as of September 30, 2026 and December 31, 2025. The Company did not have any assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025.

Bills payable

Bills payable represent trade payable due to the suppliers, for which the banks have guaranteed the payment. Bills payable are typically with terms of 6 months. Bills payable amounted to $20,747 and nil as of September 30, 2026 and December 31, 2025, respectively and are included in bills and accounts payable in the condensed consolidated balance sheets.

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Basic and Diluted Net Income per Share of Common Stock
Basic and diluted net income per share of common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$6,323	$46,398	$154,808	$107,681
Less: Net income attributable to non-controlling interests	4,779	10,509	46,973	21,652
Net income available to common stockholders, basic	1,544	35,889	107,835	86,029
Less: Dilutive effect arising from stock-based awards by ACM Shanghai	104	503	914	884
Net income available to common stockholders, diluted	$1,440	$35,386	$106,921	$85,145

Weighted average shares outstanding, basic	69,713,048	64,381,296	67,817,058	63,876,709
Effect of dilutive securities	3,916,582	4,033,017	3,783,388	3,674,593
Weighted average shares outstanding, diluted	73,629,630	68,414,313	71,600,446	67,551,302

Net income per share of common stock:
Basic	$0.02	$0.56	$1.59	$1.35
Diluted	$0.02	$0.52	$1.49	$1.26

ACM Research is authorized to issue Class A and Class B common stock. The two classes of common stock are substantially identical in all material respects, except for voting rights. The net income per share of common stock attributable to each class is the same under the “two-class” method. As such, the two classes of common stock have been presented on a combined basis in the condensed consolidated statements of comprehensive income and in the above computation of net income per share of common stock. ACM did not have any participating securities outstanding during the three and nine months ended September 30, 2026 and 2025.

Diluted net income per share of common stock reflects the potential dilution from securities, such as stock options that could share in ACM Research’s earnings. Certain potentially dilutive securities were excluded from the net income per share calculation because the impact would be anti-dilutive. The number of potentially dilutive shares that were not included in the calculation of diluted net income per share in the periods presented where their inclusion would be anti-dilutive were stock options exercisable into shares of the Company’s common stock of 100,612 and 109,620 for the three and nine months ended September 30, 2026, respectively and 655,861 and 1,218,503 for the three and nine months ended September 30, 2025, respectively.

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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
•Revenue concentration. For the three months ended September 30, 2026 and 2025, two customers accounted for 37.3% and 38.9% of revenue, respectively. For the nine months ended September 30, 2026 and 2025, two customers accounted for 28.0% and three customers accounted for 46.3% of revenue, respectively.
•Accounts receivable concentration. As of September 30, 2026 and December 31, 2025, five customers accounted for 60.8% and four customers accounted for 62.2%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.
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
NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company assesses revenues based upon the nature or type of goods or services it provides and the geographic location of the customer facility. The following table presents disaggregated revenue information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Single Wafer Cleaning, Tahoe and Semi-Critical Cleaning Equipment	$210,721	$181,570	$466,181	$466,100
ECP (front-end and packaging), Furnace and Other Technologies	109,469	59,853	322,254	135,499
Advanced Packaging (excluding ECP), Services & Spares	47,497	27,737	103,434	55,280
Total revenue by product category	$367,687	$269,160	$891,869	$656,879

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
During the three and nine month periods ended September 30, 2026 and 2025, substantially all revenue was derived from customers in mainland China, and therefore no geographical segment information is presented.

Below are the contract liabilities balances as of:

	September 30, 2026	December 31, 2025
Advances from customers	$163,212	$187,809
Deferred revenue	24,882	17,388
Total contract liabilities	$188,094	$205,197
Below are revenues recognized from amounts included in contract liabilities at the beginning of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized from amounts included in contract liabilities at the beginning of the periods	$13,474	$20,200	$155,224	$140,441

NOTE 4 – ACCOUNTS RECEIVABLE, NET

At September 30, 2026 and December 31, 2025, accounts receivable consisted of the following:

	September 30, 2026	December 31, 2025
Accounts receivable	$746,665	$537,095
Less: Allowance for credit losses	(41,979)	(32,845)
Total accounts receivable, net	$704,686	$504,250

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
The movement of the allowance for credit losses for the nine months ended September 30, 2026 and 2025 was as follows:

	September 30, 2026	September 30, 2025
Allowance for credit losses at beginning of the year	$(32,845)	$(18,347)
Provision for credit losses	(9,134)	(9,481)
Allowance for credit losses at the end of the period	$(41,979)	$(27,828)

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 5 – INVENTORIES, NET

At September 30, 2026, and December 31, 2025, inventories consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$465,494	$349,663
Work-in-process	122,655	61,415
Finished goods	263,075	291,553
Total inventories, net	$851,224	$702,631

At September 30, 2026 and December 31, 2025, the value of finished goods inventory at customers' physical locations for which customers were contractually obligated to take ownership upon acceptance totaled $83,050 and $145,506, respectively.
During the three months ended September 30, 2026 and 2025, the provisions for inventory recognized in cost of revenues were $6,907 and $4,228, respectively. During the nine months ended September 30, 2026 and 2025, the provisions for inventory recognized in cost of revenues were $18,927 and $9,853, respectively.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET
At September 30, 2026 and December 31, 2025, property, plant and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Buildings and plants	$283,125	$229,731
Land	2,099	2,099
Manufacturing equipment	94,269	70,680
Office equipment	12,275	9,339
Transportation equipment	773	693
Leasehold improvement	14,667	12,656
Construction in progress	65,461	28,396
Total cost	472,669	353,594
Less: Accumulated depreciation	(58,190)	(38,764)
Total property, plant and equipment, net	$414,479	$314,830
Depreciation expense for the three months ended September 30, 2026 and 2025 was $8,046 and $2,458, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $19,426 and $8,362, respectively.
On June 5, 2026, the Company purchased a facility consisting of 3,196 square meters of general-purpose office space located in Shanghai Pudong New Area for RMB 312,699 ($45,904). To partially finance the purchase, the Company entered into a loan agreement with the Bank of China for RMB 231,518 ($34,380) at a 2.65% interest rate, with a repayment term of 120 months. The facility was pledged as security for a loan from the Bank of China in July 2026 (note 9).

At September 30, 2026, buildings and plants included $37,087 for the Lingang housing property, which are pledged as a security for loans from the China Merchants Bank (note 9).

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 7 – SHORT-TERM BORROWINGS

Short-term borrowings as of September 30, 2026 and December 31, 2025 amounted to $130,746 and $74,041, respectively, which consisted of RMB denominated borrowings made by the Company’s subsidiaries from financial institutions in mainland China and were repayable within one year.

As of September 30, 2026 and December 31, 2025, the weighted average interest rates for the outstanding borrowings were 2.1% and 2.3%, respectively.
NOTE 8 – OTHER PAYABLES AND ACCRUED EXPENSES

At September 30, 2026 and December 31, 2025, other payables and accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accrued commissions	$34,479	$26,931
Accrued warranty	26,191	19,104
Accrued payroll	27,697	24,830
Accrued machine sales fees	24,309	13,341
Accrued Lingang construction fees	17,365	24,258
Accrued payroll taxes	62,582	19,552
Payable for investments	1,040	4,838
Others	19,897	17,542
Total	$213,560	$150,396
Warranties
The Company provides standard warranties on its products. The liability amount is based on actual historical warranty spending activity by type of product, customer, and geographic region, modified for any known differences such as the impact of product reliability improvements.
Changes in the Company’s accrued warranty were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$22,938	$13,544	$19,104	$12,710
Additions	5,596	3,973	13,324	9,679
Utilized	(2,343)	(228)	(6,237)	(5,100)
Balance at end of period	$26,191	$17,289	$26,191	$17,289

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 9 – LONG-TERM BORROWINGS

At September 30, 2026 and December 31, 2025, long-term borrowings consisted of loan facilities from the following financial institutions:

`	September 30,	December 31,
	2026	2025
China Merchants Bank	$25,803	$9,915
Agricultural Bank of China	43,091	42,007
Bank of China	69,546	34,247
China CITIC Bank	—	28,460
China Everbright Bank	26,961	56,807
Industrial and Commercial Bank of China	46,996	42,576
Total borrowings	212,397	214,012
Less: Current portion	(64,121)	(35,082)
Total long-term borrowings, net of current portion	$148,276	$178,930

China Merchants Bank

In January 2026, ACM Shanghai entered into a long-term loan facility, of $17,820 from China Merchants Bank. Principal repayments shall be made in six installments beginning July 2026, with final maturity in January 2029. The loan bears interest at an annual rate of 2.38%.

Bank of China

In May 2026, ACM Shanghai entered into a long-term loan facility of $34,380 from Bank of China for the purchase of new office located in Shanghai’s Pudong New Area (note 6). The loan will be paid in 120 monthly installments. The loan bears interest at an annual rate of 2.65%.

In 2025, ACM Shanghai secured a long-term loan of $5,940 with the Bank of China for ACM Shanghai’s project expenditures. The facility requires ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the facility, or request ACM Shanghai to accelerate repayment or provide credit enhancement.

Industrial and Commercial Bank of China

In March 2026, ACM Shanghai entered into a long-term loan facility of $24,868. Principal repayments shall be made in six installments beginning September 2026, with final maturity in March 2029. The loan bears interest at an annual rate of 2.29%.

Additional long-term borrowings information

As of September 30, 2026 and December 31, 2025, the total carrying amount of long-term loans was $212,397 and $214,012, compared with an estimated fair value of $193,251 and $202,706, respectively. The fair value of the long-term loans is estimated by discounting cash flows using interest rates currently available for debts with similar terms and maturities (Level 2 fair value measurement).

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Scheduled principal payments for the outstanding long-term loans, including the current portion, as of September 30, 2026 are as follows:

Year ending December 31,
Remainder of 2026	$1,635
2027	87,393
2028	16,855
2029	47,512
2030 and thereafter	59,002
$212,397

NOTE 10 – LONG-TERM INVESTMENTS

The Company’s long-term investment balance primarily consisted of the following:

Equity investee:	September 30, 2026	December 31, 2025
Ninebell Co., Ltd. ("Ninebell")	$44,783	$31,310
Wooil Flucon Co., ("Wooil")	929	893
Shengyi Semiconductor Technology Co., Ltd. ("Shengyi")	6,787	4,411
Hefei Shixi Chanheng Integrated Circuit Industry Venture Capital Fund Partnership (LP) ("Hefiei Shixi")	2,341	5,335
Company A	4,455	4,269
Subtotal	59,295	46,218
Equity investments without readily determinable fair value using the measurement alternative	11,297	10,114
Available for sale debt securities	10,807	9,703
Total long-term investments	$81,399	$66,035

Available-for-sale debt investments

The available-for-sale debt investments are investments in preferred shares that are redeemable at the Company’s option with no contractual maturity date, which are measured at fair value.

The following table summarizes the amortized cost and estimated fair value of the Company’s available-for-sale debt investments at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Amortized Cost	$7,585	$7,269
Estimated fair value	10,807	9,703

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 11 – SHORT-TERM INVESTMENTS
At September 30, 2026 and December 31, 2025, the components of short-term investments were as follows:

	September 30, 2026	December 31, 2025
Short-term investments listed in Shanghai Stock Exchange
Cost	$17,820	$17,076
Market value	66,910	35,524
For the three and nine months ended September 30, 2026 and 2025, the net gains recognized on equity securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized (loss) gain recognized on short-term investments held at September 30,	$(39,133)	$18,656	$29,053	$20,304
Realized gain on short-term investments	28	—	28	54
Total (loss) gain recognized on short-term investments	$(39,105)	$18,656	$29,081	$20,358

NOTE 12 – RELATED PARTY BALANCES AND TRANSACTIONS

Advances to related parties	September 30, 2026	December 31, 2025
Ninebell	$163	$163
Shengyi	34	2,337
Total	$197	$2,500

Accounts payable	September 30, 2026	December 31, 2025
Ninebell	$20,449	$20,353
Shengyi	13,325	11,707
Total	$33,774	$32,060

	Three Months Ended September 30,		Nine Months Ended September 30,
Purchases of materials	2026	2025	2026	2025
Ninebell	$23,696	$17,839	$61,468	$44,852
Shengyi	7,157	5,541	14,496	11,527
Total	$30,853	$23,380	$75,964	$56,379

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service fee charged by
Shengyi	$310	$291	$626	$2,190

Rental fee charged to
Ninebell	$38	$—	$85	$—
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
At September 30, 2026 and December 31, 2025, the number of shares of Class A common stock issued and outstanding was 64,876,605 and 60,590,017, respectively.
At September 30, 2026 and December 31, 2025, the number of shares of Class B common stock issued and outstanding was 4,991,808 and 5,021,811, respectively.
NOTE 14 – STOCK-BASED COMPENSATION

During the nine months ended September 30, 2026, the Company issued option grants for 80,000 shares and restricted stock unit ("RSU") grants of 29,620 shares to employees and board members under its 2016 Omnibus Incentive Plan. The share-based awards are accounted for as equity awards, are subject only to service vesting conditions, and vest over a period of 4 years for employees. The Company did not grant any non-employee stock options during the three and nine months ended September 30, 2026 under the 2016 Omnibus Incentive Plan.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Fair value of share of common stock (1)	$48.31-$81.26	$24.33-$29.18
Expected term in years (2)	5.50-6.25	5.50-6.25
Volatility (3)	84.24%-86.14%	82.78%-83.28%
Risk-free interest rate (4)	3.92%-4.52%	4.03%-4.25%
Expected dividend (5)	—%	—%
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

ACM Shanghai 2026 Option Grants

In August 2026, ACM Shanghai adopted a 2026 Stock Option Incentive Plan (the "2026 Subsidiary Stock Option Plan") that provides for, among other incentives, the granting to officers, directors, employees of options to purchase shares of ACM Shanghai’s common stock. The vesting conditions consist of service periods conditions and performance conditions related to certain sales and research and development progress targets determined by the Board of Directors of ACM Shanghai.

During the nine months ended September 30, 2026, ACM Shanghai issued 2,010,620 option grants under the 2026 Subsidiary Stock Option Plan with a weighted average grant date fair value of $31.12.

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes valuation with following assumptions:

Nine Months Ended September 30, 2026
Fair value of common stock(1)	$41.45
Expected term in years (2)	1.50-4.50
Volatility (3)	53.97%-70.69%
Risk-free interest rate (4)	1.16%-1.33%
Expected dividend (5)	—%

(1)Fair value of common stock was the closing market price of ACM Shanghai's common stock on the grant date.
(2)Expected term of share options is based on the average of the vesting period and the contractual term for each grant.
(3)Volatility is calculated based on the historical volatility of ACM Shanghai in the period equal to the expected term of each grant.
(4)Risk-free interest rate is based on the yields of RMB deposit in mainland China with maturities similar to the expected term of the share options in effect at the time of grant.
(5) Expected dividend is assumed to be 0% as the impact is adjusted on the value of share of common stock.

Total Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense included in the condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense:
Cost of revenue	$491	$253	$1,016	$1,138
Sales and marketing expense	2,119	1,601	4,941	5,854
Research and development expense	4,195	1,915	7,569	7,270
General and administrative expense	3,897	3,793	9,380	12,887
Total stock-based compensation expense	$10,702	$7,562	$22,906	$27,149

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
NOTE 15 – INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total income tax expense	$(1,886)	$(2,689)	$(19,129)	$(6,733)

The Company’s effective tax rate differs from the statutory rates of 21% for U.S. federal income tax purposes and 25% for Chinese income tax purposes primarily due to the effects of the valuation allowance and certain permanent book-tax differences, including stock-based compensation, Subpart F income, net CFC tested income (NCTI) inclusions, and the R&D super deduction. As a result, the Company recorded income tax expense of $19,129 and $6,733 for the nine months ended September 30, 2026 and 2025, respectively. The increase in the Company's effective tax rate for the nine months ended September 30, 2026 compared with the corresponding period in 2025 was primarily attributable to a higher estimated annual effective tax rate resulting from changes in the mix of earnings by jurisdiction and the relative impact of valuation allowances and permanent tax adjustments, partially offset by favorable discrete tax items recognized during 2026.

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

The Company had total unrecognized tax benefits of $20,905 as of September 30, 2026 and December 31, 2025. If recognized, the net impact on the Company’s effective tax rate would be approximately $20,770. The Company does not expect any significant changes in its unrecognized tax benefits within the next 12 months. The Company recognizes interest and penalties related to uncertain tax provisions as a component of income tax expense. For the nine months ended September 30, 2026 and 2025, the Company recognized $2,466 and 3,379, respectively, of interest and penalties.

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
NOTE 16 – COMMITMENTS AND CONTINGENCIES
As of September 30, 2026, the Company had $9,500 of open capital commitments to construction contracts.
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

ACM RESEARCH, INC.
Notes to the Condensed Consolidated Financial Statements
(In thousands, except share, percentage and per share data)
Legal Matters
In the normal course of business, the Company is subject to contingencies, including legal proceedings, investigations, and environmental claims arising out of the normal course of business that relate to a wide range of matters, including among others, liability for breach of contract. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and, where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. Some of these contingencies involve claims that are subject to substantial uncertainties and damages that cannot reasonably be estimated.

The Company’s management has evaluated all proceedings and claims that existed as of September 30, 2026. In the opinion of management, no additional provision for liability nor disclosure was required as of September 30, 2026 related to any claim against the Company because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial.
As of September 30, 2026, the Company had no material outstanding legal proceedings.
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

Significant expenses within income from operations, as well as within net income, include consolidated cost of revenue, sales and marketing, research and development, and general and administrative, and which are each separately presented on the Company’s condensed consolidated statements of comprehensive income. Other segment items within net income include interest income, interest expense, income from equity method investments and other expense, net, which are each separately presented on the Company’s condensed consolidated statements of comprehensive income. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total assets.

Revenue by geographic location is determined by the location of customers’ facilities to which products were shipped. Long-lived assets consist primarily of property, plant and equipment, and right-of-use assets are attributed to the geographic location in which they are located.

Long-lived assets by geographic region were as follows:

	September 30, 2026	December 31, 2025
Long-lived assets by geography:
Mainland China	$413,797	$321,748
South Korea	7,202	8,868
United States	18,985	9,465
Total	$439,984	$340,081

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
Appropriations to the statutory surplus reserve are required to be at least 10% of the after-tax net income determined in accordance with mainland China GAAP until the reserve is equal to 50% of the entities’ registered capital. The amount is calculated annually at the end of each calendar year. The balances of statutory reserve funds was $34,164 as of both September 30, 2026 and December 31, 2025, and is presented as statutory surplus reserve on the Company’s condensed consolidated balance sheets.

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

Our principal corporate office is located in Fremont, California. We conduct a substantial portion of our product development, manufacturing, support and services in mainland China through ACM Shanghai. We perform, through a subsidiary of ACM Shanghai, additional product development and subsystem production in Korea, and we conduct, through ACM Research, sales and marketing activities focused on sales of ACM Shanghai products in North America, Europe and certain regions in Asia outside mainland China.

ACM Research is not a mainland China operating company, and we do not conduct our operations in mainland China through the use of a variable interest entity, or VIE, or any other structure designed for the purpose of avoiding mainland China legal restrictions on direct foreign investments in mainland China-based companies. ACM Research has a direct ownership interest in ACM Shanghai as the result of its holding 72.8% of the outstanding shares of ACM Shanghai. Stockholders of ACM Research may never directly own equity interests in ACM Shanghai. We do not believe that our corporate structure or any other matters relating to our business operations require that we obtain any permissions or approvals from the China Securities Regulatory Commission, the Cyberspace Administration of China, or any other mainland China central government authority in order to continue to list shares of Class A common stock of ACM Research on the Nasdaq Global Select Market. This determination was based on the facts aforementioned and mainland China Company Law, mainland China Securities Law, cybersecurity regulations and other relevant laws, regulations and regulatory requirements in mainland China currently in effect. However, if this determination proves to be incorrect, then it could have a material adverse effect on ACM Research. See “Item 1A. Risk Factors—Risks Related to International Aspects of Our Business—If any mainland China central government authority were to determine that existing mainland China laws or regulations require that ACM Shanghai obtain the authority’s permission or approval to continue the listing of ACM Research’s Class A common stock in the United States or if those existing mainland China laws and regulations, or interpretations thereof, were to change to require such permission or approval, ACM Shanghai may be unable to obtain the required permission or approval or may only be able to obtain such permission or approval on terms and conditions that impose material new restrictions and limitations on operation of ACM Shanghai, either of which could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects and on the trading price of ACM Research Class A common stock, which could decline in value or become worthless” in our 2025 Annual Report.

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

On February 6, 2026, we completed the sale of approximately 4.8 million shares of ACM Shanghai at a price of RMB160.00 per share (approximately $23.05 per share based on the exchange rate in effect on the date of the sale), generating approximately $110.2 million in gross proceeds and approximately $86 million net of taxes.

During the three months ended June 30, 2026, ACM Shanghai's employees exercised 2,431,900 options for shares of ACM Shanghai stock. During the three months ended September 30, 2026, ACM Shanghai's employees exercised 2,669,625 options for shares of ACM Shanghai. Following these transactions, our ownership percentage in ACM Shanghai decreased from 73.2% as of June 30, 2026 to 72.8% as of September 30, 2026.
The following chart depicts our corporate organization as of September 30, 2026:

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

On November 15, 2024, the U.S. Department of the Treasury published a final rule implementing a framework for the regulation of outbound foreign investment from the United States. The new program, known as the Outbound Investment Security Program (“OISP”) was codified in the United States Code of Federal Regulations at 31 C.F.R. Part 850, effective as of January 2, 2025. The OISP was amended by the Comprehensive Outbound Investment National Security Act (“COINS Act”) which was signed into law on December 18, 2025, although the provisions of the COINS Act will not come into effect until the Department of the Treasury issues implementing regulations, which by law must occur by March 2027. The OISP marks a shift in U.S. economic policy, as historically the United States government declined to restrict outbound investment from the United States for national security reasons. Going forward, the investment activities of multinational companies, including ACM Research are subject to both Committee on Foreign Investment in the United States ("CFIUS") and OISP requirements, which together will limit cross-border investment opportunities, especially as they relate to China. The OISP regulations in effect today could be interpreted to restrict certain types of private investment in ACM Research in the United States, although these measures do not impact investment in ACM Research’s publicly traded securities. The COINS Act reverses the possible application of the OISP to certain U.S. companies, including ACM Research, and therefore it appears ACM Research will not be subject to the OISP’s private investment restrictions once the provisions of the COINS Act enter into force in 2026 or 2027. See “Item 1A. Risk Factors—Regulatory Risks—The U.S. Government has implemented an outbound investment review mechanism, which may prevent us from taking advantage of investment opportunities hat could otherwise be advantageous to our stockholders” in our 2025 Annual Report for more information.

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

Since 2009 we have delivered more than 1,715 tools to our customers, more than 1,565 of which were repeat orders or acceptances upon contractual performance obligations that have been met and thereby generated revenue to us. The balance of the delivered tools is subject to the customer's acceptance of the tool upon the tool's satisfaction of applicable contractual requirements or subject to the customer's subsequent discretionary commitment to purchase the tool. To date, substantially all of our sales of equipment for semiconductor-manufacturing have been to customers located in Asia, and we anticipate that a substantial majority of our revenue from these products will continue to come from customers located in this region for the foreseeable future. We have begun to add to our efforts to further address customers in North America, Western Europe and Southeast Asia, by expanding our direct sales teams and increasing our global marketing activities.

We estimate, based on third-party reports, customer feedback and other information, that our current product portfolio addresses approximately $22.1 billion of the 2026 global wafer fab equipment, or WFE, market. By product line, we estimate an approximately $7.4 billion market opportunity is addressed by our wafer cleaning equipment, $6.2 billion by our Plasma-Enhanced Chemical Vapor Deposition, or PECVD, equipment, $3.5 billion by our Track equipment, $1.7 billion by our furnace equipment, $1.8 billion by our electro-chemical plating, or ECP, equipment, and $1.5 billion by our stress-free polishing, advanced packaging, wafer processing, and other processing equipment.
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
Recent Developments
ACM Shanghai Proposed IPO listing on The Stock Exchange of Hong Kong Limited
On May 26, 2026, ACM Shanghai issued an announcement (the “Announcement”) to the Shanghai Stock Exchange regarding the Resolutions of the Fifth Meeting of the Third Board of Directors. At the meeting, the board of directors of ACM Shanghai approved, among other matters, the proposal on the offering of H shares and listing on the Main Board of The Stock Exchange of Hong Kong Limited (the “H Share Listing”) and, on an item-by-item basis, the proposal on the plan for the H Share Listing. These proposals have been approved by ACM Shanghai’s board of directors and shareholders. Pursuant to the approved plan, ACM Shanghai proposes to issue H shares representing no more than 7% of its total issued share capital upon completion of the proposed offering (prior to the exercise of any over-allotment option), and may grant the overall coordinators an over-allotment option to purchase up to 15% of the number of H shares initially offered. The H shares to be issued will be ordinary shares of H share class, with a par value of RMB 1.00 per share, to be listed and traded on the Main Board of The Stock Exchange of Hong Kong Limited. Net proceeds from the proposed H Share Listing, after deduction of offering expenses, are intended to be used for purposes including, but not limited to, further product development and enhancement of independent research and development capabilities, improvement of global market expansion and service capabilities, replenishment of general working capital and repayment of bank loans. The proposed H Share Listing remains subject to market conditions and the obtaining of necessary filings, approvals and/or other regulatory clearances, including those from the China Securities Regulatory Commission, The Stock Exchange of Hong Kong Limited and the Securities and Futures Commission of Hong Kong.
ACM Shanghai Dividend
On August 12, 2026, ACM Research's principal operating subsidiary, ACM Shanghai, paid a cash dividend for a net total of approximately RMB 276.7 million (approximately USD $40.9 million) to the stockholders of ACM Shanghai, including ACM Research, which owned 72.8% of the outstanding shares of ACM Shanghai at the time. ACM Research intends to use the net proceeds for working capital and general corporate purposes. The cash portion of the dividend paid by ACM Shanghai to non-controlling interests was $11.8 million (note 2).
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

Grant amounts are recognized in our condensed consolidated statements of comprehensive income as follows:
•Government subsidies relating to current expenses are recorded as reductions of those expenses in the periods in which the current expenses are recorded. Such subsidies were immaterial in amount for the three and nine months ended September 30, 2026 and 2025.
1The information contains statistical data and estimates, including forecasts, that are based on information provided by Frost & Sullivan, "Global and China Semiconductor Equipment Market Research, June 2026."

•Government subsidies related to depreciable assets are credited to income over the useful lives of the related assets for which the grant was received. Government subsidies related to VAT reduction are credited to income in the period received. Such subsidies were immaterial in amount for the three and nine months ended September 30, 2026 and 2025.
Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our 2025 Annual Report and is updated in Note 2 to the condensed consolidated financial statements included in this report.
Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests is attributable to the minority holders of shares of ACM Shanghai stock. As a result, we reflect the portion of our net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests. As of September 30, 2026, ACM Research held 72.8% of ACM Shanghai’s outstanding shares.
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

Results of Operations
The following table sets forth our results of operations for the periods presented, as percentages of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.5	58.0	55.8	54.3
Gross margin	41.5	42.0	44.2	45.7
Operating expenses:
Sales and marketing	7.3	8.3	8.0	9.2
Research and development	14.0	14.7	14.6	15.4
General and administrative	5.1	8.3	5.7	7.9
Total operating expenses	26.4	31.3	28.3	32.5
Income from operations	15.1	10.7	15.9	13.2
Interest income, net	1.6	0.5	1.5	0.8
Unrealized (loss) gain on short-term investments	(10.6)	6.9	3.3	3.1
Other expense, net	(1.9)	(1.3)	(2.9)	(0.6)
(Loss) income from equity method investments	(1.9)	1.4	1.8	1.0
Income before income taxes	2.3	18.2	19.6	17.5
Income tax expense	(0.5)	(1.0)	(2.1)	(1.0)
Net income	1.8	17.2	17.5	16.5
Less: Net income attributable to non-controlling interests	1.3	3.9	5.3	3.3
Net income attributable to ACM Research, Inc.	0.5%	13.3%	12.2%	13.2%
Comparison of Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$210,721	$181,570	16.1%	$29,151
ECP (front-end and packaging), furnace and other technologies	109,469	59,853	82.9%	49,616
Advanced packaging (excluding ECP), services & spares	47,497	27,737	71.2%	19,760
Total Revenue by Product Category	$367,687	$269,160	36.6%	$98,527

The increase in revenue for three months ended September 30, 2026 as compared to the same period in 2025 reflects higher sales of single wafer cleaning, Tahoe and semi-critical cleaning equipment, ECP (front-end and packaging), furnace and other technologies, and Advanced packaging (excluding ECP), services and spares. We attribute the increase to a longer-term commitment by our mainland China-based customers to increase production capacity to achieve a greater share of the global semiconductor market together with the market share changes and product cycles.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Cost of revenue	$215,275	$156,011	38.0%	$59,264
Gross profit	152,412	113,149	34.7%	39,263
Gross margin	41.5%	42.0%	(0.5)%	(59) bps

Cost of revenue and gross profit increased due to the increased sales volume together with a slight decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories, an impact from foreign exchange, and a higher provision for inventory. Gross margin may vary from period to period, primarily related to the level of utilization and the timing and mix of revenue. We expect gross margin to be between 42.0% and 48.0% for the foreseeable future.
Operating Expenses

	Three Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Sales and marketing expense	$26,906	$22,311	20.6%	$4,595
Research and development expense	51,372	39,651	29.6%	11,721
General and administrative expense	18,607	22,264	-16.4%	(3,657)
Total operating expenses	$96,885	$84,226	15.0%	$12,659

Sales and marketing expense increased due to a $3.4 million increase in commissions, professional services, and other expenses, a $0.5 million increase in stock-based compensation, and a $0.7 million increase in personnel costs. We expect that, for the foreseeable future, sales and marketing expense will increase in absolute dollars, as we continue to invest in sales and marketing by hiring additional employees and expanding marketing programs in existing or new markets. We must invest in sales and marketing processes to develop and maintain close relationships with customers. We are making dollar-based investments to support the growth of our customer base in the United States and global markets.

Research and development expense increased due to an increase of $3.0 million in personnel, a net increase of $3.8 million in depreciation, outside services and other research and development costs, an increase of $2.6 million in costs of components for tools built for product development purposes, and a $2.3 million increase in stock-based compensation. We expect that, for the foreseeable future, research and development expense will increase in absolute dollars as we continue to invest in research and development to advance our technologies. We intend to continue to invest in research and development to support and enhance our cleaning, plating, advanced packaging, furnace, track, PECVD and future product offerings to build and maintain our technology leadership position.

General and administrative expense decreased primarily reflecting a $2.7 million decrease in allowance for credit losses, a $1.1 million net decrease in personnel costs, professional services costs, and other costs related to general and administrative expenses, partially offset by a $0.1 million increase in stock-based compensation. We expect that, for the foreseeable future, general and administrative expense will increase in absolute dollars, as we continue to invest in general and administrative by hiring additional employees and expanding in existing or new markets.
Interest income, Interest expense, and Other expense, net

	Three Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Interest income	$7,422	$3,100	139.4%	$4,322
Interest expense	(1,572)	(1,851)	(15.1)%	279
Other expense, net	(6,923)	(3,411)	103%	(3,512)

Other expense, net primarily reflects (a) the impact of exchange rates between the RMB and U.S. dollar on our working capital which resulted in a loss of $18.2 million for the three months ended September 30, 2026, and a loss of $4.0 million in the three months ended September 30, 2025, and (b) government subsidies, as described under “—Mainland China Government Research and Development Funding” above, and (c) other factors.
Realized and unrealized gain on short-term investments, and income from equity method investments

	Three Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Realized gain on short term investments	$28	$—	100.0%	$28
Unrealized (loss) gain on short term investments	(39,133)	18,656	(309.8)%	(57,789)
(Loss) income from equity method investments	(7,140)	3,670	(294.6)%	(10,810)

The unrealized loss on short term investments for the three months ended September 30, 2026, primarily reflects a significant decline in the market value of certain of our publicly traded stocks which are listed on the Shanghai Stock Exchange. The loss from equity investments for the three months ended September 30, 2026 due to a decrease in net income from the investments in affiliates.

Income Tax Expense
The following presents components of income tax expense for the indicated periods:

	Three Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Income tax expense	$(1,886)	$(2,689)

The tax expense for the three months ended September 30, 2026 primarily resulted from tax effect of a decrease in pre-tax income for the period.

Net Income Attributable to Non-Controlling Interests

	Three Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Net income attributable to non-controlling interests	$4,779	$10,509	(54.5)%	$(5,730)

ACM Research owns 72.8% of ACM Shanghai’s (note 1) outstanding shares, which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests. The significant decrease was due to the overall decrease in net income.
Foreign currency translation adjustment

	Three Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Foreign currency translation adjustment	$25,290	$9,899	155.5%	$15,391

We recorded a gain of foreign currency translation adjustment primarily due to the strengthening of RMB to U.S. dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Three Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Comprehensive income attributable to non-controlling interests	$11,576	$13,017	(11.1)%	$(1,441)

Comprehensive income attributable to non-controlling interests represents the portions of ACM Shanghai's operating results attributable to shares of ACM Shanghai stock held by unaffiliated shareholders.
Comparison of Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Single wafer cleaning, Tahoe and semi-critical cleaning equipment	$466,181	$466,100	—%	$81
ECP (front-end and packaging), furnace and other technologies	322,254	135,499	137.8%	186,755
Advanced packaging (excluding ECP), services & spares	103,434	55,280	87.1%	48,154
Total Revenue by Product Category	$891,869	$656,879	35.8%	$234,990
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
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Cost of revenue	$497,601	$356,719	39.5%	$140,882
Gross profit	394,268	300,160	31.4%	94,108
Gross margin	44.2%	45.7%	(1.5)%	(149 bps)
Cost of revenue and gross profit increased due to the increased sales volume, partly offset by a decrease in gross margin. The decrease in gross margin versus the prior-year period was primarily due to revenue mix between product categories, an impact from foreign exchange, and a higher provision for inventory.

Operating Expenses

	Nine Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Sales and marketing expense	$71,372	$60,756	17.5%	$10,616
Research and development expense	130,175	100,971	28.9%	29,204
General and administrative expense	51,274	52,039	(1.5)%	(765)
Total operating expenses	$252,821	$213,766	18.3%	$39,055

Sales and marketing expense increased due to a $4.3 million increase in commissions and travel and entertainment, a $3.7 million increase in personnel costs, a $1.8 million net increase in professional services, outside services and other sales and marketing related expenses, and a $1.7 million increase in promotional tools, offset by a $0.9 million decrease in stock-based compensation.
Research and development expense increased due to a $10.4 million increase in personnel costs, a $9.3 million increase in costs of components for tools built for product development purposes, an increase of $5.6 million in depreciation expense, an increase of $3.6 million mostly in professional services, outside services, and travel and entertainment, and a $0.3 million increase in stock-based compensation.
General and administrative expense decrease primarily reflecting a $3.5 million decrease in stock-based compensation, a $0.7 million decrease in allowance for credit losses, offset by a $3.4 million increase in outside services, personnel and professional services costs.
Interest income, Interest expense and Other expense, net

	Nine Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Interest income	$19,283	$10,452	84.5%	$8,831
Interest expense	(5,564)	(5,166)	7.7%	(398)
Other expense, net	(26,016)	(4,019)	547.3%	(21,997)

Other expense, net primarily reflects (a) loss recognized from the impact of exchange rates on our working-capital which was $27.8 million for the nine months ended September 30, 2026 compared to $4.6 million for the nine months ended September 30, 2025, (b) government subsidies, as described under “—Mainland China Government Research and Development Funding” above, and (c) other factors.

Realized and unrealized gain on short-term investments, and income from equity method investments

	Nine Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Realized gain from sale of short-term investments	$28	$54	(48.1)%	$(26)
Unrealized gain on short-term investments	29,053	20,304	43.1%	8,749
Income from equity method investments	15,706	6,395	145.6%	9,311

The increase in unrealized gain on short-term investments is mainly due to a significant increase during the period in the market price of certain of our holdings of publicly traded stocks which are listed on the Shanghai Stock Exchange. The increase in the income from equity investments for the nine months ended September 30, 2026 is mainly derived from gain on disposal of available-for-sale securities held by our equity method investee.
The following presents components of income tax expense for the indicated periods:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Income tax expense	$(19,129)	$(6,733)

The tax expense for the nine months ended September 30, 2026 primarily resulted from the tax effect of an increase in operating profit and an increase in effective tax rate for the period.
Net Income Attributable to Non-Controlling Interests

	Nine Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Net income attributable to non-controlling interests	$46,973	$21,652	116.9%	$25,321
ACM Research owns 72.8% of ACM Shanghai’s (note 1) outstanding shares, which is reflected in our condensed consolidated financial statements. We reflect the portion of net income allocable to the minority holders of ACM Shanghai shares as net income attributable to non-controlling interests. The significant increase was due to the overall increase in net income.

Foreign currency translation adjustment

	Nine Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Foreign currency translation adjustment	$83,228	$15,554	435.1%	$67,674
The foreign currency translation adjustment is primarily based on the net effect of RMB to dollar exchange rate fluctuations for the period on the converted value of ACM Shanghai’s RMB-denominated balances to U.S. dollar equivalents.

Comprehensive income attributable to non-controlling interests

	Nine Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Comprehensive income attributable to non-controlling interests	$69,220	$25,224	174.4%	$43,996

Liquidity and Capital Resources

A detailed description of how cash is transferred through our organization is set forth under “note 2 – Summary of Significant Accounting Policies – Cash and Cash Equivalents” to the Consolidated Financial Statements of this report.

During the first nine months of 2026, we funded our technology development and operations principally through our beginning global cash balances, including the cash balances at ACM Shanghai, borrowings by ACM Shanghai from local financial institutions, proceeds from issuance of ACMR shares, and proceeds from the sale of shares of our subsidiary.

The $144.2 million increase in cash and time deposits was primarily driven by $339.9 million in net cash provided by financing activities, and a $29.3 million increase from the effect of exchange rate on cash, cash equivalents, restricted cash and non-cash items, offset by $106.3 million of cash used in operations, and $118.6 million of net cash used in investing activities, excluding the change in net cash related to time deposits.

	September 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents, restricted cash, and time deposits:
Cash and cash equivalents and restricted cash	$906,446	$765,962
Short-term time deposits	370,296	366,591
Total	$1,276,742	$1,132,553

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

ACM Shanghai has historically participated in certain mainland China government-sponsored grant and subsidy programs, as described under “—Mainland China Government Research and Development Funding” and “—Contractual Obligations” and we expect that ACM Shanghai will continue to take advantage of these programs when they are available and fit with our business strategy. ACM Shanghai generally applies for these grants and subsidies through the applicable mainland China government agency’s defined processes. Periodically, the public relations department researches the availability of these grants and subsidies through mainland China government agencies with whom ACM Shanghai files business surveys and taxes. Management of ACM Shanghai then assesses which grants and subsidies for which ACM Shanghai may be eligible and submits the relevant application. The decision to award the grant to ACM Shanghai is made by the relevant mainland China government agencies based on suitability and the merits of the application. Neither ACM Research, nor ACM Shanghai or any of our other subsidiaries, has any direct relationship with any mainland China government agency, and our cash needs for the next twelve months neither anticipate, nor require, receipt of any mainland China government grants or subsidies.

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

For the nine months ended September 30, 2026 and 2025, with the exception of sales and services-related transfer-pricing payments in the ordinary course of business, and dividends paid by ACM Shanghai to the stockholders of ACM Shanghai (including ACM Research), no transfers or distributions have been made between ACM Research, and its subsidiaries, including ACM Shanghai, or to holders of ACM Research Class A common stock.

Our cash and cash equivalents at September 30, 2026 were held for working capital purposes and other potential investments. ACM Shanghai, our only direct mainland China subsidiary, is, however, subject to mainland China restrictions on distributions to equity holders.

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

Cash Flow Used in Operating Activities. Net cash used in operating activities during the nine months ended September 30, 2026 and 2025 consisted of:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net income	$154,808	$107,681
Non-cash operating lease cost	3,699	3,338
Provision for inventory	18,927	9,853
Provision for credit losses	9,134	9,481
Depreciation and amortization	18,736	10,460
Income from equity method investments	(15,706)	(6,395)
Unrealized gain on short-term investments	(29,053)	(20,304)
Deferred income taxes	(460)	(11,713)
Stock-based compensation	22,906	27,149
Dividends from unconsolidated affiliates	4,353	64
Others	—	1,092
Net changes in operating assets and liabilities	(293,683)	(174,950)
Net cash used in operating activities	$(106,339)	$(44,244)

Significant changes in operating asset and liability accounts during the nine months ended September 30, 2026 included the following uses of cash: an increase in inventories of $135.2 million (note 5), an increase in prepaid expenses and other current assets of $14.4 million, an increase in accounts receivable of $161.6 million (note 4), a decrease in customer advances of $31.1 million (note 3), a decrease in income tax payable of $16.4 million. The uses of cash were partially offset by an increase in other payables and accrued expenses of $56.2 million, a $51.1 million increase in bill and accounts payable, and an increase in deferred revenue of $7.5 million.
Cash Flow Used in Investing Activities. Net cash used in investing activities, excluding the change in net cash related to time deposits, for the nine months ended September 30, 2026 was $92.5 million, primarily consisting of purchases of property, plant and equipment of $112.5 million and purchase of long-term investments of $4.7 million.

Cash Flow Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2026 was $339.9 million, primarily consisting of $41.5 million in net proceeds and repayments of short-term and long-term borrowing (note 11), $148.4 million of proceeds from issuance of ACMR shares, $110.2 million of gross proceeds from sales of ACM Shanghai's shares, and $51.4 million of proceeds from the exercise of stock options.

We and ACM Shanghai, together with the subsidiaries of ACM Shanghai, have short-term and long-term borrowings with the following banks:

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount (1)	Amount Outstanding at September 30, 2026
				(in thousands)
China Everbright Bank	December 2024	September 2027	2.11%-2.6%	RMB600,000	RMB431,689
				$89,100	$64,106
China Merchants Bank	December 2025	November 2030	2.11%-2.95%	RMB500,000	RMB494,248
				$74,250	$73,395
Bank of China (2)	September 2025	May 2036	2.11%-2.65%	RMB831,518	RMB618,401
				$123,480	$91,833
Ping An Bank	June 2026	June 2029	na	RMB200,000	RMB0
				$29,700	$—
Industrial and Commercial Bank of China	November 2024	March 2029	2.25%-2.29%	RMB500,000	RMB316,470
				$74,250	$46,996
Shanghai Pudong Development Bank	January 2026	January 2027	2.11%	RMB100,000	RMB100,053
				$14,850	$14,858
Bank of Beijing	June 2026	June 2028	na	RMB200,000	RMB0
				$29,700	$—
China Merchants Bank (3)	November 2020	Repayable by installments and the last installment is repayable in November 2030	2.95%	RMB128,500	RMB59,691
				$19,082	$8,864
Agricultural Bank of China	April 2024	Repayable by installments and the last installment is repayable in April 2034	2.43%	RMB300,000	RMB290,177
				$44,550	$43,091
Bank of Communication	February 2026	February 2029	na	RMB300,000	RMB0
				$44,550	$—
			Total US Dollars	$543,512	$343,143
(1)Converted from RMB to dollars as of September 30, 2026.
(2)In May 2026, we entered into a loan agreement of RMB231,518 ($34,380) at a 2.65% interest rate, which was subsequently secured by a pledge of the property of ACM Shanghai (note 6) in July 2026.
(3)The loan from China Merchants Bank is secured by a pledge of the property of ACM Lingang and guaranteed by ACM Shanghai, as described above under “—Contractual Obligations.”
Loan Covenants

In 2025, ACM Shanghai secured a long-term loan with the Bank of China (note 9) for ACM Shanghai’s project expenditures. The loan requires ACM Shanghai’s year-end outstanding interest-bearing debt not to exceed five times its annual EBITDA, and to comply with other non-financial covenants, or Bank of China has the right to suspend the loan, or request ACM Shanghai to accelerate repayment or provide credit enhancement.
Effect of exchange rate changes on cash, cash equivalents and restricted cash

The impact of fluctuations of the RMB to U.S. dollar currency exchange rate in RMB-denominated accounts (note 2) contributed to a $12.5 million increase in the value of these items during the nine months ended September 30, 2026.
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
Shipments in the nine months ended September 30, 2026 totaled $865.7 million, as compared to $626.2 million for the same period in 2025. Repeat tool shipments in the nine months ended September 30, 2026 totaled $538.1 million, as compared to $336.4 million for same period in 2025. First tool shipments in the nine months ended September 30, 2026 totaled $327.6 million, as compared to $289.8 million for the same period in 2025.
The dollar amount attributed to a first tool shipment is equal to the consideration we expect to receive if any and all contractual requirements are satisfied and the customer accepts the tool, or if the customer subsequently determines in its discretion to purchase the tool. There are a number of limitations related to the use of shipments in evaluating our business, including that customers have significant, or in some cases total, discretion in determining whether to accept or purchase our tools after evaluation and their decision not to accept or purchase delivered tools is likely to result in our inability to recognize revenue from the delivered tools. “First tool” shipments reflect the value of incremental new products under evaluation delivered to our customers or prospective customers for a given period and is used as an internal key metric to reflect future potential revenue opportunity. The cumulative cost of “first tool” shipments under evaluation at customers which have not been accepted or returned by the customer is carried at cost and reflected in finished goods inventory (see Note 5 to the condensed consolidated financial statements included in this report). “First tool” shipments exclude deliveries to customers for which ACM Research does not have a basis to expect future revenue.
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
The following table reconciles net income, the most directly comparable GAAP financial measure, to adjusted EBITDA:

	Nine Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Adjusted EBITDA Data:
Net income	$154,808	$107,681	43.8%	$47,127
Interest income, net	(13,719)	(5,286)	159.5%	(8,433)
Income tax expense	19,129	6,733	184.1%	12,396
Depreciation and amortization	18,736	10,460	79.1%	8,276
Stock based compensation	22,906	27,149	(15.6%)	(4,243)
Unrealized gain on short-term investments	(29,053)	(20,304)	43.1%	(8,749)
Adjusted EBITDA	$172,807	$126,433	36.7%	$46,374

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
Free Cash Flow

The following table reconciles net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow:

	Nine Months Ended September 30,
	2026	2025	% Change 2026 v 2025	Absolute Change 2026 v 2025
	(Dollars in thousands)
Free Cash Flow Data:
Net cash used in operating activities	$(106,339)	$(44,244)	140.3%	$(62,095)
Purchase of property and equipment	(112,485)	(42,473)	164.8%	(70,012)
Purchase of short-term and long-term investments	(4,698)	(478)	NM	(4,220)
Free cash flow	$(223,522)	$(87,195)	156.3%	$(136,327)

The reduction in free cash flow for the nine months ended September 30, 2026 as compared to the same period in 2025 reflected the factors driving net cash used in operating activities, an increase of purchases of property and equipment, and long-term investments. Consistent with our methodology for calculating adjusted EBITDA, we do not adjust free cash flow for the effects of mainland China government subsidies, because we take those subsidies into account in incurring expenses and capital expenditures. We do not adjust free cash flow for the effects of time-deposits, which for our internal purposes are considered as largely similar to cash.

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

	Nine Months Ended September 30,
	2026			2025
	Actual (GAAP)	SBC	Adjusted (Non- GAAP)	Actual (GAAP)	SBC	Adjusted (Non-GAAP)
	(in thousands)
Revenue	$891,869	$—	$891,869	$656,879	$—	$656,879
Cost of revenue	(497,601)	(1,016)	(496,585)	(356,719)	(1,138)	(355,581)
Gross profit	394,268	(1,016)	395,284	300,160	(1,138)	301,298
Operating expenses:
Sales and marketing	(71,372)	(4,941)	(66,431)	(60,756)	(5,854)	(54,902)
Research and development	(130,175)	(7,569)	(122,606)	(100,971)	(7,270)	(93,701)
General and administrative	(51,274)	(9,380)	(41,894)	(52,039)	(12,887)	(39,152)
Income (loss) from operations	$141,447	$(22,906)	$164,353	$86,394	$(27,149)	$113,543
Item 3.    Quantitative and Qualitative Disclosures About Market Risks
Our market risks and the ways we manage them are summarized in the section captioned “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report. There have been no material changes in the first nine months of 2026 to our market risks or to our management of such risks.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of September 30, 2026. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On August 17, 2026, Charles Pappis, Board Member of ACM Research, Inc., adopted a Rule 10b5-1 trading arrangement (the “Pappis Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Pappis Plan allows for the contemporaneous exercise of options and sale of up to 20,000 shares of Class A Common Stock, at specific market prices, commencing on November 16, 2026, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) August 17, 2027, or (iii) such date that the Pappis Plan is otherwise terminated according to its terms, whichever comes first.

On September 4, 2026, Tracy Liu, Board Member of ACM Research, Inc. adopted a Rule 10b5-1 trading arrangement (the “Liu Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Liu Plan allows for the contemporaneous exercise of options and sale of up to 19,500 shares of Class A Common Stock, at specific market prices, commencing on January 4, 2027, and continuing until (i) all such options are exercised and the underlying shares are sold, (ii) December 31, 2027, or (iii) such date that the Liu Plan is otherwise terminated according to its terms, whichever comes first.

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

ACM RESEARCH, INC.
Date: November 6, 2026	By:	/s/ Mark McKechnie
Mark McKechnie
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)